Form 10-Q
period 1997-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 1997-11-14
CIK 1031223

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[    X   ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[        ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-20277

                         PHL VARIABLE INSURANCE COMPANY

Incorporated in the State of Connecticut                         06-1045829
                                                             -------------------
                                                             (I.R.S. Employer
                                                             Identification No.)

               One American Row, Hartford, Connecticut 06102-5056
                    (Address of principal executive offices)

                         Telephone Number (800) 447-4312


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No_____

As of October 31, 1997, there were outstanding 500 shares of common stock, $1.00 par value per share, of the registrant, all of which were directly owned by PM Holdings, Inc.

                         PHL Variable Insurance Company




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                            Page

         Balance Sheets at September 30, 1997 (unaudited) and December 31, 1996           2

         Statements of Income for the Three Months and Nine Months Ended
         September 30, 1997 and 1996 (unaudited)                                          3

         Statement of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1996 (unaudited)                                          4

         Notes to Condensed Financial Statements                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition                      6
         and Results of Operations


PART II.  OTHER INFORMATION

Item 4.  Action Taken by Shareholder                                                      7

Item 6.  Exhibits and Reports on Form 8-K                                                 7

Signature                                                                                 8

Exhibit Index                                                                             9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PHL Variable Insurance Company

BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                           1997                        1996
                                                                                    (IN THOUSANDS)
ASSETS
Investments:
Fixed maturities:
  Held-to-maturity, at amortized cost                          $                    3,128  $                    1,827
  Available-for-sale, at fair value                                                17,206                      15,279
Short-term investments                                                              6,243                         155
                                                                  ------------------------    ------------------------
Total investments                                                                  26,577                      17,261

Cash and cash equivalents                                                           1,680                       1,667
Accrued investment income                                                             318                         208
Deferred policy acquisition costs                                                  17,197                       9,557
Current income taxes                                                                                               14
Deferred income taxes                                                                 929                         363
Other assets                                                                          853                         225
Goodwill                                                                              687                         756
Separate account assets                                                           324,708                     159,418
                                                                                              ------------------------
                                                                  ------------------------
Total assets                                                   $                  372,949  $                  189,469
                                                                  ========================    ========================

LIABILITIES
Contractholders' funds at interest                             $                   20,761  $                   11,569
Current income taxes                                                                  150
Other liabilities                                                                   6,087                       1,678
Separate account liabilities                                                      323,697                     159,418
                                                                                              ------------------------
                                                                  ------------------------
Total liabilities                                                                 350,695                     172,665
                                                                  ------------------------    ------------------------

EQUITY
Common stock, $1 par value, 2,500,000
  shares authorized, issued and outstanding                                         2,500                       2,500
Additional paid-in-capital                                                         18,864                      13,864
Unrealized investment gains, net                                                       70                          44
Retained earnings                                                                     820                         396
                                                                                              ------------------------
                                                                  ------------------------
Total equity                                                                       22,254                      16,804
                                                                  ------------------------    ------------------------

Total liabilities and equity                                   $                  372,949  $                  189,469
                                                                  ========================    ========================

        The accompanying notes are an integral part of these statements.

PHL Variable Insurance Company

STATEMENTS OF INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                   -------------------------------    --------------------------------
                                                       1997             1996               1997             1996
                                                                                (IN THOUSANDS)

REVENUES
Investment product fees                         $          1,162  $           426 $            3,331  $           887
Net investment income                                        403              258              1,127              801
Net realized investment losses                                                                                    (18)
                                                   --------------   --------------    ---------------   --------------
 Total revenues                                                                                                 1,670
                                                           1,565              684              4,458
                                                   --------------   --------------    ---------------   --------------

BENEFITS, LOSSES AND EXPENSES
Policy benefits and payments                                 320              121                634              231
Policy acquisition expenses                                  375              122                861              310
Other operating expenses                                     789              260              2,313              792
                                                   --------------   --------------    ---------------   --------------
  Total benefits, losses and expenses                                                                           1,333
                                                           1,484              503              3,808
                                                   --------------   --------------    ---------------   --------------

INCOME BEFORE INCOME TAXES                                                                                        337
                                                              81              181                650

Income tax expense                                            28               63                226              118
                                                   --------------   --------------    ---------------   --------------

NET INCOME                                      $                                 $                               219
                                                              53 $            118                424 $
                                                   ==============   ==============    ===============   ==============



        The accompanying notes are an integral part of these statements.

PHL Variable Insurance Company

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                                  1997                   1996
                                                                                         (IN THOUSANDS)

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                            $                  424     $              219


ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY (USED FOR) OPERATIONS

  Amortization and depreciation                                                             69                     70

  Deferred income taxes and other assets                                                (1,193)                  (295)

  Increase in accrued investment income                                                   (110)                   (30)

  Increase in deferred policy acquisition costs                                         (7,630)                (5,714)

  Increase in contractholder funds                                                       9,192                  4,978
  Increase (decrease) in other liabilities
                                                                                         1,022                  (195)
  Increase (decrease) in payable to affiliates
                                                                                         3,387                    730
                                                                           --------------------   --------------------
    Net cash provided by (used for) operating activities
                                                                                         5,161                  (237)
                                                                           --------------------   --------------------

CASH FLOW FROM INVESTING ACTIVITIES

  Proceeds from disposals of fixed maturities:
    Available-for-sale
                                                                                         4,877                  3,099
  Purchase of fixed maturities:
    Available-for-sale                                                                  (6,636)                (5,171)
    Held-to-maturity                                                                    (1,301)                (1,810)

  Change in short-term investments, net                                                 (6,088)
                                                                                                                4,425
  Other investing activities (separate account seed money)                              (1,000)
                                                                           --------------------   --------------------
    Net cash (used for) provided by investing activities                               (10,148)
                                                                                                                  543
                                                                           --------------------   --------------------

CASH FLOW FROM FINANCING ACTIVITIES

    Capital contribution from parent                                                     5,000
                                                                           --------------------   --------------------
    Net cash provided by financing activities                                            5,000                      -
                                                                           --------------------   --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   13                    306

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,667                  1,117
                                                                           --------------------   --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $                1,680  $               1,423
                                                                           --------------------   --------------------

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                                    $                 654  $                 987
                                                                           ====================   ====================


        The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed unaudited financial statements include the accounts of PHL Variable Insurance Company (PHLV or the Company). These condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The information furnished includes all adjustments and accruals consisting only of normal, recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Certain reclassifications have been made to prior year amounts to conform with current year presentations. The September 30, 1997 Condensed Financial Statements should be read in conjunction with the December 31, 1996 Financial Statements contained in the Form S-1 registration statement dated July 15, 1997.


2.   ORGANIZATION

     As described more fully in Note 1 of the December 31, 1996 Financial Statements, PM Holdings, Inc. (PM Holdings) acquired Dreyfus Consumer Life Insurance Company from The Dreyfus Corporation on May 31, 1994 and renamed the company PHL Variable Insurance Company. PM Holdings accounted for the acquisition of the Company under the purchase method of accounting. The assets and liabilities of the Company were recorded at their fair value as of the date of acquisition and goodwill was pushed-down to the Company from PM Holdings. PM Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (Phoenix).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

As of September 30, 1997, assets increased 97% from December 31, 1996. Contributing to this change was the $165 million increase in separate account assets.

On June 23, 1997, PM Holdings made a capital contribution of $5 million in cash to the Company. This contribution, held in short-term investments, increased PHLV's equity as additional paid-in capital. Deposits from the sale of variable annuity products increased separate account assets by $69.7 million during the third quarter of 1997, and by $165.3 million for nine months, bringing separate account assets to $324.7 million as of September 30, 1997. Separate account assets also include a $1.0 million investment made by the Company on July 15, 1997 to provide seed money for the new Market Value Adjustment (MVA) option.



RESULTS OF OPERATIONS

Investment product fees for the nine months ended September 30, 1997, were $3.3 million, a $2.4 million (276%) increase from $0.9 million for the corresponding period in 1996. This increase reflected the higher fees earned on a $223.2 million increase in assets under management from September 30, 1996 to September 30, 1997, reaching $344.4 million. For the three months ended September 30, 1997, fees increased to $1.2 million compared to $0.4 million during the same period last year. Investment income rose to $0.4 million during the third quarter of 1997, a $0.1 million (56%) improvement over the third quarter of 1996.

Operating expenses of $2.3 million for the nine months ended September 30, 1997, increased by $1.5 million from the $0.8 million incurred for nine months in 1996. Expenses increased to $0.8 million during the three months ended September 30, 1997, up $0.5 million over the $0.3 million amount in the comparable 1996 period. Policy acquisition expenses of $0.9 million for the nine months ended September 30, 1997, increased by $0.6 million from the $0.3 million incurred during the same period in 1996 with quarterly acquisition expenses showing similar results. Operating expenses included costs for facilities and services, under an expense allocation agreement with its ultimate parent Phoenix. The increases in this year's operating expenses and acquisition expenses were primarily attributable to the acquisition and administration of a larger block of business, described previously. Higher policy benefits and payments also related directly to higher funds being managed, experiencing $0.6 million and $0.2 million in benefits for the nine months ended September 30, 1997 and 1996, respectively. Benefits of $0.3 million and $0.1 million were recorded for the three months ended during the respective year-to-year quarters.

Net income of $53 thousand in the third quarter of 1997 is below the $118 thousand of net income reported during the same period in 1996 due to somewhat higher operating costs. Net income of $424 thousand for the nine months ended September 30 1997, showed a $205 thousand improvement over the $219 thousand reported in 1996 due to a larger increase in revenues that offset the increase in benefits, losses and expenses.

PART II. OTHER INFORMATION

Item 4.  Action Taken by Shareholder

         By written consent of the sole shareholder, P.M. Holdings, Inc., dated September 2, 1997, the election of directors was voted upon. All votes were cast in favor of the nominees; no votes were cast against or withheld, and there were no abstentions or broker nonvotes.

         The following individuals were so elected as directors: Richard H. Booth, Robert G. Chipkin, Robert W. Fiondella, Joseph E. Kelleher, Philip R. McLoughlin, Charles J. Paydos, David W. Searfoss, Simon Y. Tan and Dona D. Young.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits -- see Exhibit Index

         (b) PHL Variable Insurance Company did not file any report on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHL VARIABLE INSURANCE COMPANY


                                  By     /s/David W. Searfoss
                                    --------------------------------------------
                                         David W. Searfoss
                                         Executive Vice President and Treasurer
November 13, 1997

                                  EXHIBIT INDEX


Exhibit
Number            Description


(27)                Financial Data Schedule is filed herewith.