Form 10-K
period 1997-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 1998-03-27
CIK 1031223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission file number 333-20277
  December 31, 1997

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

                         Telephone Number (800) 447-4312

Securities registered pursuant to section 12(b) of the Act:            None
Securities registered pursuant to section 12(g) of the Act:            None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

As of February 28, 1998, there were outstanding 500 shares of common stock, $5,000 par value per share, of the registrant, all of which were directly owned by PM Holdings, Inc.

                                     PART I

ITEM 1.   BUSINESS

PHL Variable Insurance Company ("PHL Variable" or "the Company") is incorporated under the laws of the State of Connecticut with its principal offices in Hartford, Connecticut. PM Holdings, Inc. ("PM Holdings" or "the Parent") owns all of the issued and outstanding shares of the Company's common stock. PM Holdings acquired Dreyfus Consumer Life Insurance Company from The Dreyfus Corporation on May 31, 1994 and renamed the company PHL Variable Insurance Company. PM Holdings is a wholly-owned direct subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix"), a mutual insurance company domiciled in the State of New York. Phoenix and its subsidiaries offer a wide range of insurance and investment products and services, including individual participating life insurance, variable life insurance, group life and health insurance, life and health reinsurance, investment advisory and mutual fund distribution services, insurance agency and brokerage operations.

PHL Variable serves as the variable annuity operation for Phoenix and its subsidiaries, offering individual deferred variable annuities, fixed interest rate annuities that include a market value adjustment feature ("MVA") and a group product offered to employees to fund qualified pension plan deposits. PHL Variable also sells ten-year guaranteed level term life insurance. The Company plans to obtain authority to sell variable annuity contracts and term life insurance in all states except New York. As of March 24, 1998, PHL Variable had obtained variable annuity and life authority in 45 states and the District of Columbia. The Company may, in the future, offer other forms of life insurance.

Variable annuity products are used primarily for the management of financial assets and for retirement. All annuity products requiring registration as securities ("Contracts") are offered through affiliated broker-dealer companies, Phoenix Equity Planning Corporation ("PEPCO," the principal underwriter of the variable annuity contracts) or W.S. Griffith & Company ("W.S. Griffith"). PEPCO enters into selling agreements with other broker-dealers or entities registered under or exempt from registration under the Securities Exchange Act of 1934 ("selling brokers"). The Contracts are sold through agents who are licensed by state insurance officials to sell the Contracts. These agents also are registered representatives of selling brokers or W.S. Griffith. Contracts with the MVA option are offered in states where PHL Variable has received authority to write modified guarantee annuity business and the MVA and the Contracts have been approved. The maximum dealer concession that a selling broker will receive for selling a Contract is 7.25%.

The Company carries in its statutory annual statement actuarial reserves to meet its future obligations on annuity and life insurance contracts. This is required by the laws and regulations in the jurisdictions in which PHL Variable does business. These reserves are based on mortality and interest rate tables in general use in the United States. Such reserves, together with future premiums to be received, and interest at the assumed rates, should be sufficient to meet future contractual payments. In the accompanying financial statements, these reserves for contractual obligations are determined in accordance with generally accepted accounting principles and are included in the separate account liabilities and contractholders' funds at interest liability.

Beginning in January 1996, the Company entered into a reinsurance treaty that cedes death benefits to a reinsurer in excess of account balances on variable contracts. In connection with the Company's term product introduced in 1997, automatic treaties have been established with four reinsurers, covering 90% of the net amount at risk, on a first-dollar basis.

PHL Variable is engaged in a business that is highly competitive due to the large number of insurance companies and other entities competing in the marketing and sale of insurance products. There are over 2,000 stock, mutual and other types of insurance companies in the life insurance business in the United States.

Many existing computer programs use only two digits to identify the year in a date field. Commonly referred to as the "Year 2000 Issue," companies must consider the impact of the upcoming change in the century on their computer systems. The Year 2000 Issue, if not adequately addressed, could result in computer system failures or miscalculations causing disruptions of operations and the possible inability of companies to process transactions. The Company believes that the Year 2000 Issue is an important business priority requiring careful analysis of every business system in order to be assured that all information systems applications are century compliant.

The Company's ultimate parent Phoenix has been addressing the Year 2000 Issue in earnest since 1995 when, with consultants, a comprehensive inventory and assessment of all business systems, including those of its subsidiaries, was conducted. Phoenix has identified and is now actively pursuing a number of strategies to address the issue, including:

     -  upgrading systems with compliant versions;
     -  developing or acquiring new systems to replace those that are obsolete;
     -  and remediating existing systems by converting code or hardware.

Based on current assessments, Phoenix expects to have its computer systems, and those of its subsidiaries, compliant by the end of 1998, with testing to continue through 1999. In addition, Phoenix is examining the status of its third-party vendors, obtaining assurances that their software and hardware products will be century compliant by 1999. A portion of the cost of remediating this issue is being charged by Phoenix to PHL Variable through the cost allocation process. The expense allocations through 1997 have not been material to PHL Variable and future allocations are also expected not to be material.

Effective June 20, 1994, the Company was provided with a net worth guarantee from Phoenix. This guarantee remains in effect for the period that the Company remains a wholly-owned subsidiary or until such earlier time as: (1) the Company requests a separate rating from the rating agencies; or (2) any of such rating agencies on their own initiative determine that the Company requires a separate rating.

The Company has no direct employees. All management and administrative functions are performed by Phoenix employees. The Company is charged for such services on a time allocation basis.


REGULATION

PHL Variable, organized as a Connecticut stock life insurance company and subject to Connecticut law governing insurance companies, is regulated and supervised by the Connecticut Commissioner of Insurance. By March 1 of every year, the Company must prepare and file a statutory statement, in a form prescribed by the Connecticut Insurance Department, covering the operations for the preceding calendar year and statement of financial condition as of December 31 of such year. The Commissioner and his or her agents have the right at all times to review or examine the Company. A full examination of the Company's operations will be conducted periodically according to the rules and practices of the National Association of Insurance Commissioners ("NAIC"). The Company is subject to the insurance laws and various federal and state securities laws and regulations and to regulatory agencies, such as the Securities & Exchange Commission and the Connecticut Banking Department, which administer those laws and regulations.

The Company can be assessed up to prescribed limits for policyholder losses incurred by insolvent insurers under the insurance guaranty fund laws of most states. The amount of any such future assessments cannot be predicted or estimated. However, the insurance guaranty laws of most states provide for deferring payment or exempting a company from paying such an assessment if it would threaten such insurer's financial strength.

Several states, including Connecticut, regulate insurers and their affiliates under insurance holding company laws and regulations. Such regulations apply to PHL Variable and its affiliates. Under such laws, inter-company transactions, such as dividend payments to parent companies and transfers of assets, may be subject to prior notice and approval, depending on factors such as the size of the transaction in relation to the financial position of the companies.

Currently, the federal government does not directly regulate the business of insurance. However, federal legislative, regulatory and judicial decisions and initiatives often have significant effects on the insurance industry. Types of changes that are most likely to affect the Company include changes to: (a) the taxation of life insurance companies; (b) the tax treatment of insurance products; (c) the securities laws, particularly as they relate to insurance and annuity products; (d) the "business of insurance" exemption from many of the provisions of the antitrust laws; (e) the barriers preventing most banks from selling or underwriting insurance; and (f) any initiatives directed toward improving the solvency of insurance companies. The Company would also be affected by federal initiatives that have an impact on the ownership of or investment in United States companies by foreign companies or investors.

ITEM 2.   PROPERTIES

The Company does not directly own or lease any office space. Phoenix and its affiliates provide services and facilities to PHL Variable and are reimbursed through a cost allocation process.


ITEM 3.   LEGAL PROCEEDINGS

As of the date of this filing, the Company is not involved in any litigation outside the ordinary course of business, and knows of no asserted material claim.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

All of the Company's outstanding shares are owned by PM Holdings, Inc., a wholly-owned subsidiary of Phoenix. The Company did not pay any dividends to its parent in 1997, 1996 or 1995.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes information with respect to the operation of the Company. The selected financial data should be read in conjunction with the financial statements and the notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                         Successor     Successor     Successor      Successor     Predecessor   Predecessor
                                                                                     June 1 to      Jan 1 to     Year Ended
                                           For the Years Ended December 31            Dec 31         May 31        Dec 31
                                           1997          1996          1995            1994          1994           1993
                                           ----          ----          ----            ----          ----           ----
Income Statement Data:                                                       ( in thousands )
----------------------
Revenues:
Premiums                                 $      230
Insurance and investment product fees         5,050    $    1,491    $      133
Net investment income                         1,543         1,097           828       $     352      $    137       $   405
Net realized investment losses                               (18)                          (29)
                                        ------------  ------------  ------------  --------------  ------------  ------------
Total revenues                                6,823         2,570           961             323           137           405
                                        ------------  ------------  ------------  --------------  ------------  ------------

Benefits, losses and expenses:
Policy benefits and payments                  1,092           397            54
Policy acquisition expenses                   1,356           578          (42)
Other operating expenses                      2,869         1,124           965             168            24            78
                                        ------------  ------------  ------------  --------------  ------------  ------------
Total benefits, losses and expenses           5,317         2,099           977             168            24            78
                                        ------------  ------------  ------------  --------------  ------------  ------------

Income before income taxes                    1,506           471          (16)             155           113           327

Income taxes                                    553           171          (23)              66          (13)            51
                                        ------------  ------------  ------------  --------------  ------------  ------------

Net income                                  $   953       $   300         $   7          $   89        $  126        $  276
                                        ============  ============  ============  ==============  ============  ============

Balance Sheet Data  End of Period:
----------------------------------

Total assets                               $428,024      $189,469       $36,909         $10,514        $9,910        $9,763
                                        ============  ============  ============  ==============  ============  ============

Total equity                               $ 22,794      $ 16,804       $16,681         $10,344        $9,723        $9,637
                                        ============  ============  ============  ==============  ============  ============

Variable Annuity Funds:
-----------------------
Deposits                                   $212,638      $142,591       $18,545
                                        ============  ============  ============

Ending Funds Under Management              $403,713      $170,987       $18,809
                                        ============  ============  ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

On May 31, 1994, PM Holdings accounted for the acquisition of the Company under the purchase method of accounting. The assets and liabilities of the Company were recorded at their fair value as of the date of acquisition and goodwill of approximately $775,000 was pushed-down to the Company from PM Holdings. The Company began offering variable annuities to the public in July 1995 and recorded its first product sales during the third quarter of 1995. By the end of 1995, variable annuity funds under management reached $18.8 million and net income for the year, at $7,000, was slightly above break even despite the somewhat higher operating expenses normally associated with start-up operations. Policy acquisition expenses of ($42,000) resulted from interest on deferred costs that exceeded the amortization in this initial year.

Deposits from the sale of variable annuity products increased significantly in the following two years, reaching a $212.6 million level in 1997, up from the $142.6 million received in 1996. Variable annuity funds under management include contractholders' funds at interest and separate account liabilities ending the year at $403.7 million as of December 31, 1997, rising $232.6 million during 1997, from the $171.0 million level as of December 31,1996. The growth in annuity deposits during 1997 and 1996 occurred primarily in the separate accounts, with approximately 93% of the end of year variable annuity liabilities residing in separate accounts and 7% in guaranteed interest accounts. Although PHL Variable began offering variable annuities with a market value adjustment option during the third quarter of 1997, the sale of that product was insignificant to this year's results.

The new term product introduced during 1997 generated $230,000 in premium revenues. Investment product fees represent contract charges assessed against variable annuity fund values. For the year ended December 31, 1997, these fees totaled $5.1 million, a $3.6 million (240%) increase from $1.5 million reported in 1996. The higher fees were attributed to higher fund balances generating additional revenues. During 1997, fees were earned on approximately $287 million in average funds under management versus approximately $95 million in average funds producing revenues for 1996. Net investment income rose to $1.5 million in 1997, a $0.4 million (36%) improvement over the $1.1 million earned in the prior year.

Policy benefits and payments include primarily the interest credited on the guaranteed interest accounts and the cost of reinsuring the minimum death benefit on variable annuity contracts. Guaranteed interest contract balances rose to $27.7 million at December 31, 1997 from an $11.6 million balance a year earlier and this increase is reflected in a higher amount of interest credited. In addition, the cost of reinsurance on the growing block of variable annuity business increased to $259,000 in 1997 from $49,000 in 1996.

Policy acquisition expenses consist primarily of commissions and field distribution expenses. The increase in these expenses to $1.4 million in 1997 from $0.6 million in 1996 was a direct result of the significant increase in sales volume in those years, $212.6 million and $142.6 million in deposits, respectively.

Operating expenses include the cost of facilities and services under an expense allocation agreement with its ultimate parent, Phoenix. Operating expenses of $2.9 million for 1997 increased by $1.8 million (164%) from the $1.1 million incurred for 1996. The increase in this year's expenses were primarily attributable to the administration of a larger block of business, described previously.

Net income of $953,000 in 1997 showed a significant increase over the $300,000 of net income reported during 1996. As explained earlier, the growth in the variable annuity funds under management and related fees associated with that business have provided the biggest contribution to these results. A significant increase in revenues combined with appropriate control over expenses produced improved profit results. Gross revenues of $6.8 million in 1997 rose $4.2 million (162%) over 1996 revenues of $2.6 million. Benefits and expenses, totaling $5.3 million in 1997, grew $3.2 million (152%) over 1996 benefits and expenses of $2.1 million. Pretax income of $1.5 million in 1997 was up $1.0 million (200%) over the $0.5 million reported in 1996. Income taxes of $0.6 million for 1997 and $0.2 million for 1996 averaged 36.7% and 36.3% of pretax earnings for both years, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of PHL Variable are met by anticipating and managing the timing of cash uses and sources provided from the Company's insurance operations, investing activities and capital contributions of the Parent.

The Company's rapid growth has created a temporary need to supply additional cash in order to cover the acquisition costs incurred in operating activities. These liquidity requirements are currently being met through investing activities and by capital contributed by its Parent. Since acquiring PHL Variable, PM Holdings has made capital contributions of $6.0 million in 1995 and $5.0 million in 1997. In addition, on February 18, 1998, PM Holdings made a cash contribution of $12.0 million to the Company and anticipates that this contribution will cover the Company's forseeable liquidity needs.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE

Report of Independent Accountants ...........................................7

Balance Sheet at December 31, 1997 and 1996 .................................8

Statement of Income and Equity for the Years Ended
  December 31, 1997, 1996 and 1995 ..........................................9

Statement of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995 ..........................................10

Notes to Financial Statements ...........................................11-19

PRICE WATERHOUSE LLP                                        [LOGO BULLET]






                        REPORT OF INDEPENDENT ACCOUNTANTS

February 11, 1998

To the Board of Directors
  and Stockholder of
  PHL Variable Insurance Company

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Hartford, Connecticut

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                          1997              1996
                                                                              (IN THOUSANDS)
ASSETS
Investments:
Held-to-maturity debt securities, at amortized cost                $          3,144  $          1,827
Available-for-sale debt securities, at fair value                            21,859            15,279
Other invested assets                                                         1,024
                                                                      --------------    --------------
Total investments                                                            26,027            17,106

Cash and cash equivalents                                                     1,714             1,822
Accrued investment income                                                       257               208
Deferred policy acquisition costs                                            21,010             9,557
Deferred income taxes                                                         1,259               363
Other assets                                                                  1,051               239
Goodwill                                                                        660               756
Separate account assets                                                     376,046           159,418
                                                                      --------------    --------------
Total assets                                                       $        428,024  $        189,469
                                                                      ==============    ==============

LIABILITIES
Contractholders' funds at interest                                 $         27,667  $         11,569
Other liabilities                                                             1,517             1,678
Separate account liabilities                                                376,046           159,418
                                                                      --------------    --------------
Total liabilities                                                           405,230           172,665
                                                                      --------------    --------------

EQUITY
Common stock, $5,000 par value, 1,000 shares
  authorized, 500 shares issued and outstanding                               2,500             2,500
Additional paid-in-capital                                                   18,864            13,864
Unrealized investment gains, net                                                 81                44
Retained earnings                                                             1,349               396
                                                                      --------------    --------------
Total equity                                                                 22,794            16,804
                                                                      --------------    --------------

Total liabilities and equity                                       $        428,024  $        189,469
                                                                      ==============    ==============


        The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
STATEMENT OF INCOME AND EQUITY
--------------------------------------------------------------------------------

                                                                           YEAR ENDED DECEMBER 31,
                                                             1997                    1996                   1995
                                                                                (IN THOUSANDS)
REVENUES
Premiums                                          $                    230
Insurance and investment product fees                                5,050  $              1,491  $                  133
Net investment income                                                1,543                 1,097                     828
Net realized investment losses                                                               (18)
                                                     ----------------------   -------------------    --------------------

Total revenues                                                       6,823                 2,570                     961
                                                     ----------------------   -------------------    --------------------

BENEFITS, LOSSES AND EXPENSES
Policy benefits and payments                                         1,092                   397                      54
Policy acquisition expenses                                          1,356                   578                     (42)
Other operating expenses                                             2,869                 1,124                     965
                                                     ----------------------   -------------------    --------------------

Total benefits, losses and expenses                                  5,317                 2,099                     977
                                                     ----------------------   -------------------    --------------------

INCOME BEFORE INCOME TAXES                                           1,506                   471                     (16)

Income taxes                                                           553                   171                     (23)
                                                     ----------------------   -------------------    --------------------

NET INCOME                                                             953                   300                       7
Capital contributions                                                5,000                                         6,000
Change in net unrealized investment
  gains (losses), net of income taxes                                   37                  (177)                    331
                                                     ----------------------   -------------------    --------------------

Net increase in equity                                               5,990                   123                   6,338
EQUITY, BEGINNING OF YEAR                                           16,804                16,681                  10,343
                                                     ----------------------   -------------------    --------------------

EQUITY, END OF YEAR                               $                 22,794 $              16,804  $               16,681
                                                     ======================   ===================    ====================


        The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 1997                1996               1995
                                                                                               (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                              $               953  $              300  $               7

ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY (USED IN) OPERATIONS
Net realized investment losses                                                                               18
Amortization                                                                             96                 106                108
Deferred income taxes                                                                  (916)               (319)               (71)
Increase in accrued investment income                                                   (49)                (43)                (7)
Increase in deferred policy acquisition costs                                       (11,453)             (8,496)            (1,061)
Decrease (increase) in other assets/liabilities                                        (973)                116               (120)
Other, net                                                                             (209)               (131)             1,184
                                                                           -----------------    ----------------   ----------------
Net cash (used in) provided by operating activities                                 (12,551)             (8,449)                40
                                                                           -----------------    ----------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sales, maturities or repayments of available-for-sale debt securities   4,665               3,219              1,532
Proceeds from sales, maturities or repayments of held-to-maturity debt securities       212
Purchase of available-for-sale debt securities                                      (11,003)             (7,638)            (2,714)
Purchase of held-to-maturity debt securities                                         (1,529)             (1,827)
Investment in separate accounts                                                      (1,000)
                                                                           -----------------    ----------------   ----------------
Net cash used for investing activities                                               (8,655)             (6,246)            (1,182)
                                                                           -----------------    ----------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions from parent                                                     5,000                                  6,000
Increase in contractholder funds                                                     16,098               8,072              3,497
                                                                           -----------------    ----------------   ----------------
Net cash provided by financing activities                                            21,098               8,072              9,497
                                                                           -----------------    ----------------   ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (108)             (6,623)             8,355

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          1,822               8,445                 90
                                                                           -----------------    ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $             1,714  $            1,822  $           8,445
                                                                           =================    ===============   ================

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net                                                  $             2,044  $              569  $              13



        The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS

      PHL Variable Insurance Company ("PHL Variable" or the "Company") offers variable annuity products in the United States designed for individual purchasers and a group product offered to employees to fund qualified pension plan deposits. During the fourth quarter of 1997, the Company began offering an individual term product containing level premiums for ten years and annual changes thereafter. PHL Variable is a wholly-owned subsidiary of PM Holdings, Inc. ("PM Holdings"). PM Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix").

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in determining contractholder liabilities, taxes and valuation allowances are discussed throughout the Notes to Financial Statements. Certain reclassifications have been made to the 1996 and 1995 amounts to conform with the 1997 presentation.

      VALUATION OF INVESTMENTS

      Investments in debt securities include bonds and asset-backed securities, including collateralized mortgage obligations. PHL Variable classifies its debt securities as either held-to-maturity or available-for-sale investments. Debt securities held-to-maturity consist of private placement bonds reported at amortized cost, net of impairments, that management intends and has the ability to hold until maturity. Debt securities available-for-sale are reported at fair value with unrealized gains or losses included in equity and consist of public bonds that management may not hold until maturity. Debt securities are considered impaired when a decline in value is considered to be other than temporary.

      Short-term investments are carried at amortized cost, which approximates fair value.

      Realized investment gains and losses, other than those related to separate accounts for which PHL Variable does not bear the investment risk, are determined by the specific identification method and reported as a component of revenue. A realized investment loss is recorded when an investment valuation reserve is determined. Valuation reserves are netted against the asset categories to which they apply and changes in the valuation reserves are included in realized investment gains and losses. Unrealized investment gains and losses on debt securities available-for-sale are included as a separate component of equity, net of deferred income taxes and deferred policy acquisition costs.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents includes cash on hand, money market instruments and short-term investments purchased with a maturity of less than three months.

      DEFERRED POLICY ACQUISITION COSTS

      The costs of acquiring new business, principally commissions, distribution and policy issue expenses, all of which vary with and are primarily related to the production of revenues, are deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition at the end of each accounting period.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Deferred policy acquisition costs are amortized in proportion to total estimated gross profits over the expected average life of the contracts using estimated gross margins arising principally from investment, mortality and expense margins and surrender charges based on historical and anticipated experience, updated at the end of each accounting period.

      OTHER ASSETS

      Other assets primarily consist of prepaid expenses.

      GOODWILL

      Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The costs are amortized on the straight-line method over a period of 10 years, the expected period of benefit from the acquisition. Management periodically reevaluates the propriety of the carrying value of assets. Assets are considered impaired if the carrying value exceeds the expected future undiscounted cash flows. Such analyses are performed at least annually or more frequently if warranted by events or circumstances affecting the Company's business. At this time, management believes that no significant impairment of the remaining goodwill asset has occurred and that no reduction of the estimated useful lives is warranted.

      SEPARATE ACCOUNTS

      Separate account assets and liabilities are funds maintained in accounts to meet specific investment objectives of contractholders who bear the investment risk. Investment income and investment gains and losses accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of PHL Variable. The assets and liabilities are carried at market value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Amounts assessed to the contractholders for management services are included in revenues.

      CONTRACTHOLDERS' FUNDS AT INTEREST

      Contractholder deposit funds consist of deposits received from customers and investment earnings on their fund balances, less administrative charges.

      INVESTMENT PRODUCT FEES

      Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Related benefit expenses primarily consist of net investment income credited to the fund values after deduction for investment and risk charges.

      INCOME TAXES

      For the tax year ended December 31, 1997, PHL Variable will file a separate federal income tax return. The Company filed separate federal income tax returns for the years ended December 31, 1996 and 1995.

      Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes. These differences result primarily from policy liabilities, accruals and surrenders, policy acquisition expenses and unrealized gains or losses on investments.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      EMPLOYEE BENEFIT PLANS

      Phoenix sponsors pension and savings plans for its employees and agents, and those of its subsidiaries. The multiemployer qualified plans comply with requirements established by the Employee Retirement Income Security Act of 1974 (ERISA) and excess benefit plans provide for that portion of pension obligations which is in excess of amounts permitted by ERISA. Phoenix also provides certain health care and life insurance benefits for active and retired employees. PHL Variable incurs applicable employee benefit expenses through the process of cost allocation by Phoenix.

      Applicable information regarding the actuarial present value of vested and nonvested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is not separately calculated for the Company's participation in the plans. The amount of such allocated benefits is immaterial to the financial statements. However, with respect to the Phoenix employee pension plan, the total assets of the plan exceeded the actuarial present value of vested benefits at January 1, 1997, the date of the most recent actuarial valuation.

3.    INVESTMENTS

      Information pertaining to the Company's investments, net investment income and realized and unrealized investment gains and losses follows:

      DEBT SECURITIES

      The amortized cost and fair value of investments in debt securities as of December 31, 1997 were as follows:

                                                                               GROSS                 GROSS
                                                       AMORTIZED             UNREALIZED           UNREALIZED              FAIR
                                                         COST                  GAINS                LOSSES               VALUE
                                                                                     (IN THOUSANDS)

HELD-TO-MATURITY:
Corporate securities                           $               3,144 $                   13  $              (187) $           2,970
                                                   ==================    ===================   ==================    ===============


AVAILABLE-FOR-SALE:
U.S. government and agency bonds                $              5,997  $                 190                       $           6,187
State and political subdivision bonds                          3,020                     12                                   3,032
Corporate securities                                           3,480                      4 $                (19)             3,465
Mortgage-backed securities                                     9,127                     48                                   9,175
                                                   ------------------    -------------------   ------------------    ---------------

Total                                           $             21,624  $                 254  $               (19) $          21,859
                                                   ==================    ===================   ==================    ===============

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The amortized cost and fair value of investments in debt securities as of December 31, 1996 were as follows:

                                                                             GROSS                 GROSS
                                                     AMORTIZED             UNREALIZED           UNREALIZED              FAIR
                                                       COST                  GAINS                LOSSES               VALUE
                                                                                   (IN THOUSANDS)

HELD-TO-MATURITY:
Corporate securities                          $              1,827                         $              (337) $           1,490
                                                 ==================                          ==================    ===============

AVAILABLE-FOR-SALE:
U.S. government and agency bonds              $              7,816  $                 167  $                (1) $           7,982
State and political subdivision bonds                        2,635                      6                   (1)             2,640
Mortgage-backed securities                                   4,679                                         (22)             4,657
                                                 ------------------    -------------------   ------------------    ---------------

Total                                         $             15,130  $                 173  $               (24) $          15,279
                                                 ------------------    -------------------   ------------------    ---------------

      The amortized cost and fair value of debt securities, by contractual maturity, as of December 31, 1997 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or PHL Variable may have the right to put or sell the obligations back to the issuers.

                                                                HELD-TO-MATURITY                         AVAILABLE-FOR-SALE
                                                       AMORTIZED                FAIR               AMORTIZED              FAIR
                                                         COST                  VALUE                 COST                VALUE
                                                                                      (IN THOUSANDS)

Due in one year or less                                                                      $               920  $             921
Due after one year through five years          $               1,529  $               1,542                8,544              8,681
Due after five years through ten years                         1,615                  1,428                1,945              2,011
Due after ten years                                                                                        1,088              1,071
Mortgage-backed securities                                                                                 9,127              9,175
                                                   ------------------    -------------------   ------------------    ---------------

Total                                          $               3,144 $                2,970  $            21,624  $          21,859
                                                   ==================    ===================   ==================    ===============

      The Company's investment in mortgage-backed securities at December 31, 1997 and 1996 were in sequential pay bonds.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      NET INVESTMENT INCOME

      The components of net investment income for the year ended December 31, were as follows:

                                              1997                    1996                     1995
                                                                (IN THOUSANDS)

Debt securities                   $                   1,301  $                949  $                     595
Short-term investments                                  269                   167                        233
                                      ----------------------    ------------------     ----------------------

                                                      1,570                 1,116                        828
Less investment expenses                                 27                    19
                                      ----------------------    ------------------     ----------------------

Net investment income             $                   1,543  $              1,097  $                     828
                                      ======================    ==================     ======================


      INVESTMENT GAINS AND LOSSES

      Unrealized gains and losses on investments carried at fair value at December 31, were as follows:

                                                             1997               1996              1995
                                                                          (IN THOUSANDS)
Unrealized investment gains (losses):
Debt securities                                     $               87  $            (233) $            551
Deferred policy acquisition costs                                  (30)               (40)              (42)
Deferred income taxes (benefits)                                    20                (96)              178
                                                        ---------------    ---------------    --------------

Net unrealized investment gains (losses)            $               37  $            (177) $            331
                                                        ===============    ===============    ==============

      The proceeds from sales and repayments of available-for-sale debt securities for the years ended December 31, 1997, 1996 and 1995 were $4.7 million, $3.2 million and $1.5 million, respectively. The gross realized losses associated with these sales were $0, $18,044 and $0 in 1997, 1996 and 1995, respectively.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    GOODWILL

      Goodwill was as follows:

                                                 DECEMBER 31,
                                          1997                 1996
                                                (IN THOUSANDS)

Goodwill                          $            1,055  $             1,055

Accumulated amortization                        (395)                (299)
                                     ----------------    -----------------

Total                             $              660  $               756
                                     ================    =================

5.    FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

      Financial instruments that are subject to fair value disclosure requirements (insurance contracts are excluded) are carried in the financial statements at amounts that approximate fair value. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts which could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analyses which utilize current interest rates for similar financial instruments which have comparable terms and credit quality.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      CASH AND CASH EQUIVALENTS

      For these short-term investments, the carrying amount approximates fair value.

      DEBT SECURITIES

      Fair values are based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair values of private placement debt securities are estimated using discounted cash flows that apply interest rates currently being offered with similar terms to borrowers of similar credit quality.

      INVESTMENT CONTRACTS

      Contractholders' funds at interest have guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For such liabilities, fair value is equal to the stated liability balances. The contract liability balances for December 31, 1997 and 1996 were $27.7 million and $11.6 million, respectively.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.    INCOME TAXES

      A summary of income taxes (benefits) in the Statement of Income and Equity for the year ended December 31, is as follows:

                                     1997                  1996                1995
                                                       (IN THOUSANDS)
Income taxes:

  Current                  $               1,469  $               490 $               48
  Deferred                                  (916)                (319)               (71)
                               ------------------     ----------------    ---------------

Total                      $                 553  $               171 $              (23)
                               ==================     ================    ===============

      The income taxes attributable to the results of operations are different than the amounts determined by multiplying income before taxes by the statutory income tax rate. The sources of the difference and the tax effects of each for the year ended December 31, were as follows:

                                                     1997                           1996                        1995
                                                                          (IN THOUSANDS)

Income tax expense (benefit) at
  statutory rate                     $                527      35% $                 165   35%    $               (6)   35%
Dividend received deduction and
  tax-exempt interest                                   1       0%                    (4)  (1%)                   (2)   11%
State income tax expense                                                               6    1%                     3  (17%)
Other, net                                             25       2%                     4    1%                   (18)  114%
                                         -----------------            -------------------             ---------------

Income taxes (benefit)               $                553      37% $                 171   36%    $              (23)   143%
                                         -----------------            -------------------             ---------------

      The deferred income tax asset (liability) represents the tax effects of temporary differences. The components were as follows:

                                                                   DECEMBER 31,
                                                            1997                1996
                                                                  (IN THOUSANDS)

Deferred policy acquisition costs                 $             (6,770) $          (3,374)
Surrender charges                                                6,291              3,538
Investments                                                        (51)               (59)
Future policyholder benefits                                     1,793                252
Other                                                               39                 29
                                                       ----------------    ---------------
                                                                 1,302                386

Net unrealized investment losses                                   (43)               (23)
                                                       ----------------    ---------------

Deferred tax asset, net                           $              1,259  $             363
                                                       ================    ===============

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Gross deferred income tax assets totaled $8.1 million and $3.8 million at December 31, 1997 and 1996, respectively. Gross deferred income tax liabilities totaled $6.9 million and $3.5 million at December 31, 1997 and 1996, respectively. It is management's assessment, based on the Company's earnings and projected future taxable income, that it is more likely than not that the deferred tax assets at December 31, 1997 and 1996, will be realized.

      The Internal Revenue Service is currently examining the Company's tax return for 1995 and 1996. Management does not believe that there will be a material adverse effect on the financial statements as a result of pending tax matters.

7.    REINSURANCE

      Beginning in January 1996, PHL Variable entered into a reinsurance treaty that cedes death benefits to a reinsurer in excess of account balances on variable contracts. Premiums paid during 1997 and 1996 were $259 thousand and $49 thousand, respectively. Under this treaty, claims recovered were $1 thousand in 1997. No claims were recoverable in 1996.

      In connection with the Company's term product introduced in 1997, automatic treaties have been established with four reinsurers, covering 90% of the net amount at risk, on a first-dollar basis. No claims were recoverable in 1997.

8.    DEFERRED POLICY ACQUISITION COSTS

      The following reflects the amount of policy acquisition costs deferred and amortized for the years ended December 31:

                                                         1997                 1996
                                                               (IN THOUSANDS)

Balance at beginning of year                   $              9,557  $             1,061
Acquisition expense deferred                                 12,838                9,114
Amortized to expense during the year                         (1,356)                (578)
Adjustment to equity during the year                            (29)                 (40)
                                                   -----------------     ----------------

Balance at end of year                         $             21,010  $             9,557
                                                   =================     ================

9.    RELATED PARTY TRANSACTIONS

      Phoenix and its affiliates provide services and facilities to the Company and are reimbursed through a cost allocation process. Investment related expenses are allocated to PHL Variable from PM Holdings.

10.   STATUTORY FINANCIAL INFORMATION

      Insurance companies are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. As of December 31, 1997, there were no material practices not prescribed by the Insurance Department of the State of Connecticut. Statutory equity differs from stockholder's equity reported in accordance with GAAP for life insurance companies primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      insurance reserves are based on different assumptions and income tax expense reflects only taxes paid or currently payable.

      The following reconciles the statutory net income of PHL Variable as reported to regulatory authorities to the net income as reported in these financial statements for the year ended December 31:

                                                         1997                 1996                   1995
                                                                         (IN THOUSANDS)

Statutory net income                           $                938  $             1,073  $                 247
Deferred policy aquisition costs                             11,482                8,536                  1,103
Future policy benefits                                      (12,271)              (9,515)                (1,313)
Deferred income taxes                                           899                  310                     67
Other, net                                                      (95)                (104)                   (97)
                                                   -----------------     ----------------      -----------------

Net income, as reported                        $                953  $               300  $                   7
                                                   =================     ================      =================

      The following reconciles the statutory surplus and asset valuation reserve
      (AVR) of PHL Variable as reported to regulatory authorities to equity as reported in these financial statements:

                                                         1997                 1996
                                                              (IN THOUSANDS)

Statutory surplus and AVR                      $             22,727  $            16,790
Deferred policy acquisition costs, net                       21,121                9,639
Future policy benefits                                      (23,098)             (10,828)
Investment valuation allowances                                 125                   44
Deferred income taxes                                         1,259                  403
Other, net                                                      660                  756
                                                   -----------------     ----------------

Equity, as reported                            $             22,794  $            16,804
                                                   =================     ================

      The Connecticut Insurance Holding Act limits the maximum amount of annual dividends or other distributions available to stockholders of Connecticut insurance companies without prior approval of the Insurance Commissioner. Under current law, the maximum dividend distribution which may be made by PHL Variable during 1998 without prior approval is subject to restrictions relating to statutory surplus.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III


      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

                                  POSITION WITH PHL VARIABLE
NAME AND AGE                      INSURANCE COMPANY                  PRINCIPAL OCCUPATION

Richard H. Booth (51)             Director and Executive Vice        Executive Vice President, Strategic
                                  President                          Development, Phoenix Home Life Mutual
                                                                     Insurance Company

Robert G. Chipkin (52)            Director                           Senior Vice President and Corporate
                                                                     Actuary, Phoenix Home Life Mutual
                                                                     Insurance Company

Robert W. Fiondella (55)          Chairman and President             Chairman, President and Chief Executive
                                                                     Officer, Phoenix Home Life Mutual
                                                                     Insurance Company

Joseph E. Kelleher (45)           Director and Senior Vice           Senior Vice President, Underwriting and
                                  President                          Operations, Phoenix Home Life Mutual
                                                                     Insurance Company

Philip R. McLoughlin (51)         Director and Executive Vice        Executive Vice President, Investments,
                                  President                          Phoenix Home Life Mutual Insurance
                                                                     Company; Chairman and Chief Executive
                                                                     Officer, Phoenix Duff & Phelps
                                                                     Corporation

Charles J. Paydos (57)            Director and Executive Vice        Executive Vice President, Phoenix Home
                                  President                          Life Mutual Insurance Company

David W. Searfoss (46)            Director, Executive Vice           Executive Vice President and Chief
                                  President and Chief Financial      Financial Officer, Phoenix Home Life
                                  Officer                            Mutual Insurance Company

Simon Y. Tan (46)                 Director and Senior Vice           Senior Vice President, Market and
                                  President                          Product Development, Phoenix Home Life
                                                                     Mutual Insurance Company

Dona D. Young (44)                Director and Executive Vice        Executive Vice President, Individual
                                  President                          Insurance and General Counsel, Phoenix
                                                                     Home Life Mutual Insurance Company

Bruce M. Jones (39)               Senior Vice President and Chief    Vice President, Individual Market
                                  Operating Officer                  Development, Phoenix Home Life Mutual
                                                                     Insurance Company

Robert G. Lautensack, Jr. (45)    Senior Vice President              Senior Vice President, Individual
                                                                     Financial, Phoenix Home Life Mutual
                                                                     Insurance Company

Michael J. Puckly (35)            Senior Vice President              Assistant Vice President, Individual
                                                                     Marketing, Phoenix Home Life Mutual
                                                                     Insurance Company

      ITEM 11. EXECUTIVE COMPENSATION

      All of the executive officers of the Company also serve as officers of Phoenix and receive no direct compensation from PHL Variable. Allocations have been made as to the officers' time devoted to duties as executive officers of the Company. No officer or director of the Company received allocated compensation in excess of $100,000.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      None

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None


                                     PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  1.  Financial Statements                         See Item 8, Financial Statements
          2.  Financial Statement Schedules                None
          3.  Exhibits
              2.  Plan of acquisition, reorganization,     None
                  arrangement, liquidation or succession
              3(i). Articles of Incorporation              Incorporated by reference
                                                           to Exhibit 6(a) of File
                                                           No. 33-78376 Registration
                                                           Statement on Form N-4
                                                           filed on December 14,
                                                           1994.
              3(ii). By-Laws                               Incorporated by
                                                           reference to Exhibit 6(b)
                                                           of File No. 33-78376
                                                           Registration Statement on
                                                           Form N-4 filed on
                                                           December 14, 1994.
              4. Instruments defining the rights of        Incorporated by reference to File No. 33-78376
                 security holders, including indentures    Registration Statement on Form N-4 and File No.
                                                           333-20277 Registration Statement on Form S-1.
              9.  Voting Trust Agreements                  None
             10.  Material Contracts                       None
             11.  Statement re computation of per share    Not applicable
                  earnings
             12.  Statements re computation of ratios      Not applicable
             13.  Annual report to security holders        None
             18.  Letter re change in accounting           None
                  principles
             21.  Subsidiaries of the registrant           Not applicable
             22.  Published report regarding matters       None
                  submitted to vote of security holders
             23.  Consents of experts and counsel          None
             24.  Powers of Attorney                       Filed herewith
             27.  Financial Data Schedule                  Filed herewith
             99.  Additional Exhibits                      None
     (b)  Reports on Form 8-K                              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of March, 1998.

                                    PHL VARIABLE INSURANCE COMPANY


                                    By       *
                                       -----------------------------------------
                                             David W. Searfoss
                                             Executive Vice President and
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March, 1998.


*  Richard H. Booth                 Director

*  Robert G. Chipkin                Director

*  Robert W. Fiondella              Chairman of the Board and President
                                    (Principal Executive Officer)

*  Joseph E. Kelleher               Director

*  Philip R. McLoughlin             Director

*  Charles J. Paydos                Director

*  David W. Searfoss                Director, Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

*  Simon Y. Tan                     Director

/s/ Dona D. Young                   Director
----------------------------
Dona D. Young

By:  /s/ Dona D. Young
     -----------------------
       Dona D. Young

*Dona D. Young, as Attorney-in-Fact pursuant to powers of attorney, copies of which are filed herewith. (See Exhibit 24)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION


(24)                Powers of Attorney are filed herewith.
(27)                Financial Data Schedule is filed herewith.

                                   EXHIBIT 24

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/Richard H. Booth              , Director                       March 23, 1998
---------------------------------
Richard H. Booth

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Robert G. Chipkin            , Director                       March 25, 1998
---------------------------------
Robert G. Chipkin

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Robert W. Fiondella          , Director                       March 24, 1998
---------------------------------
Robert W. Fiondella

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Joseph E. Kelleher           , Director                       March 24, 1998
---------------------------------
Joseph E. Kelleher

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Philip R. McLoughlin         , Director                       March 24, 1998
---------------------------------
Philip R. McLoughlin

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Charles J. Paydos            , Director                       March 25, 1998
---------------------------------
Charles J. Paydos

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ David W. Searfoss            , Director                       March 23, 1998
---------------------------------
David W. Searfoss

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Simon Y. Tan                 , Director                       March 26, 1998
---------------------------------
Simon Y. Tan

                                POWER OF ATTORNEY

         I, the undersigned member of the Board of Directors of PHL Variable Insurance Company, hereby constitute and appoint John H. Beers, Donald E. Bertrand, Edwin L. Kerr and Dona D. Young or either of them as my true and lawful attorneys and agents with full power to sign for me in the capacity indicated below, any or all Registration Statements or amendments thereto filed with the Securities and Exchange Commission under the Securities Act of 1933 and/or the Investment Company Act of 1940 relating to variable annuity contracts issued or sold by PHL Variable Insurance Company or any of its separate accounts and any and all periodic reports required to be filed by PHL Variable Insurance Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934, and hereby ratify and confirm my signature as it may be signed by said attorneys and agents.

         I hereby further revoke any and all powers of attorney previously given by me with respect to said PHL Variable Insurance Company, provided that this revocation shall not affect the exercise of such prior powers prior to the date hereof.

                  WITNESS my hand and seal on the date set forth below.



/s/ Dona D. Young                , Director                       March 26, 1998
---------------------------------
Dona D. Young

                                   EXHIBIT 27