Form 10-Q
period 2001-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2001-05-15
CIK 1031223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-55240

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

Yes  X   No
   ----      ----
 As of April 30, 2001, there were outstanding 500 shares of common stock, $5,000 par value per share, of the registrant, all of which were directly owned by
                               PM Holdings, Inc.

                         PHL Variable Insurance Company

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page

         Condensed Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                   1

         Condensed Statements of Income, Comprehensive Income and
         Equity for the three months ended March 31, 2001 and 2000           2

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000                                       3

         Notes to Condensed Financial Statements                             4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           5


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        __

Signatures                                                       __

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           AS OF MARCH 31,   AS OF DECEMBER 31,
                                                               2001                 2000
                                                          ---------------    ------------------
                                                                     (IN THOUSANDS)

Assets:
Investments
   Held-to-maturity debt securities, at amortized cost     $       17,310       $       13,697
   Available-for-sale debt securities, at fair value              296,674              144,217
   Policy loans                                                       754                  710
   Short-term investments                                                               72,375
   Other invested assets                                            1,468                1,618
                                                          ---------------      ---------------
     Total investments                                            316,206              232,617
Cash and cash equivalents                                          35,839                8,404
Accrued investment income                                           2,684                1,381
Deferred policy acquisition costs                                 100,338               84,842
Deferred and uncollected premiums                                   7,007                6,790
Other assets                                                        4,738                1,942
Goodwill, net                                                         323                  349
Separate account assets                                         1,207,670            1,321,582
                                                          ---------------      ---------------
      Total assets                                         $    1,674,805       $    1,657,907
                                                          ===============      ===============

Liabilities:
Policyholder deposit funds                                 $      297,779       $      195,393
Policy liabilities and accruals                                    24,644               24,062
Deferred income taxes                                               4,231                3,784
Other liabilities                                                  24,852               18,898
Separate account liabilities                                    1,207,670            1,321,582
                                                          ---------------      ---------------
      Total liabilities                                         1,559,176            1,563,719
                                                          ---------------      ---------------

Equity:
Common stock, $5,000 par value (1,000 shares
   authorized, 500 shares issued and outstanding)                   2,500                2,500
Additional paid-in-capital                                         99,864               79,864
Retained earnings                                                  12,426               11,553
Accumulated other comprehensive income                                839                  271
                                                          ---------------      ---------------
      Total equity                                                115,629               94,188
                                                          ---------------      ---------------
      Total liabilities and equity                         $    1,674,805        $   1,657,907
                                                          ===============      ===============

        The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
CONDENSED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND EQUITY
--------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                          ----------------------------------
                                                               2001                2000
                                                          ---------------    ---------------
                                                                     (IN THOUSANDS)

Revenues
    Premiums                                               $       2,423        $     2,728
    Insurance and investment product fees                          7,637              7,227
    Net investment income                                          4,491              1,613
    Net realized investment gains                                     45
                                                          --------------       -------------
      Total revenues                                              14,596             11,568
                                                          --------------       -------------

Benefits and expenses
    Policy benefits and increase in policy liabilities             5,389              5,679
    Amortization of deferred policy acquisition expenses           4,755              2,388
    Other operating expenses                                       3,196              1,367
                                                          --------------       -------------
      Total benefits and expenses                                 13,340              9,434
                                                          --------------       -------------

Income before income taxes                                         1,256              2,134

Income taxes                                                         383                746
                                                          --------------       -------------
Net income                                                           873              1,388
                                                          --------------       -------------
Other comprehensive income, net of income taxes
    Unrealized gains on securities                                   600                130
    Reclassification adjustment for net realized
        gains included in net income                                 (32)
                                                          --------------       -------------
    Total other comprehensive income                                 568                130
                                                          --------------       -------------

Comprehensive income                                               1,441              1,518
Capital contribution                                              20,000
                                                          --------------       -------------
Net increase in equity                                            21,441              1,518
Equity, beginning of period                                       94,188             78,189
                                                          --------------       -------------
Equity, end of period                                     $      115,629       $     79,707
                                                          ==============       =============

        The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                          ----------------------------------
                                                               2001                2000
                                                          ---------------    ---------------
                                                                     (IN THOUSANDS)

Cash flows from operating activities:
  Net income                                               $         873        $     1,388

Adjustments to reconcile net income
    to net cash from operating activities:
  Net realized investment gains                                      (45)
  Amortization of goodwill                                            26                 26
  Deferred income taxes                                              142              1,192
  Increase in accrued investment income                           (1,303)              (187)
  Increase in deferred policy acquisition costs                  (16,506)            (6,881)
  Change in other assets/other liabilities                         3,418              9,813
                                                          --------------       -------------
  Net cash (used for) provided by operating activities           (13,395)              5,351
                                                          --------------       -------------

Cash flow from investing activities:
  Proceeds from sales, maturities or repayments of
     available-for-sale debt securities                           26,094              1,215
  Proceeds from maturities or repayments of
     held-to-maturity debt securities                                442                387
  Purchase of available-for-sale debt securities                (176,423)           (12,561)
  Purchase of held-to-maturity debt securities                    (4,000)            (3,625)
  Change in short term investments, net                           72,375             (6,806)
  Increase in policy loans                                           (44)               (43)
                                                          --------------       -------------
  Net cash used for investing activities                         (81,556)           (21,433)
                                                          --------------       -------------

Cash flow from financing activities:
  Capital contribution                                            20,000
  Increase in policyholder deposit funds, net of
      interest credited                                          102,386             19,891
                                                          --------------       -------------
  Net cash provided by financing activities                      122,386             19,891
                                                          --------------       -------------


Net change in cash and cash equivalents                           27,435              3,809

Cash and cash equivalents, beginning of period                     8,404
                                                          --------------       -------------
Cash and cash equivalents, end of period                  $       35,839       $      3,809
                                                          ==============       =============

Supplemental cash flow information
  Income taxes paid, net                                          -                  -

        The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         PHL Variable Insurance Company (PHL Variable) offers variable annuity and non-participating life insurance products in the United States of America. PHL Variable is a wholly-owned subsidiary of PM Holdings, Inc. (PM Holdings). PM Holdings is a wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company (Phoenix).

2.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The State of Connecticut Insurance Department (the Insurance Department) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company for determining solvency under the Connecticut State Insurance Law. No consideration is given by the Insurance Department to financial statements prepared in accordance with GAAP in making such determination.

         In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of PHL Variable for the year ended December 31, 2000.

3.       REORGANIZATION

         Phoenix's board of directors adopted a plan of reorganization on December 18, 2000 and amended and restated it on January 26, 2001. For the reorganization to be consummated, the plan must be approved by at least two-thirds of Phoenix's eligible policyholders who voted on the plan, and by the New York Superintendent of Insurance after a public hearing. Phoenix's policyholders duly approved the plan in a vote that concluded on April 2, 2001. The public hearing was held on March 19, 2001 and the Superintendent's decision whether to approve the plan is now pending.

4.       INCOME TAXES

         The effective tax rate for the period ended March 31, 2001 was 30.5% compared to a rate of 35% for the comparable period in 2000. This was due primarily to a favorable permanent adjustment attributable to a dividend received deduction on separate accounts being projected for the current year which was not included in the prior year.

5.       COMMITMENTS AND CONTINGENCIES

         In the normal course of its business operations, PHL Variable is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of PHL Variable.

Item 2.  Management's Discussion and Analysis of Results of Operations

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

Premiums, net of reinsurance ceded, were $2.4 million for the three months ended March 31, 2001, a decrease of $0.3 million, or 11%, from $2.7 million for the comparable period in 2000. This decrease is primarily a result of no longer selling term business in PHL Variable. No new premiums were collected for the three months ended March 31, 2001, compared to $3.9 million collected for the three months ended March 31, 2000.

Insurance and investment product fees were $7.6 million for the three months ended March 31, 2001, an increase of $0.4 million, or 6%, from $7.2 million for the comparable period in 2000. The growth of insurance and investment product fees is primarily attributable to the growth in our universal life business, where assets under management increased $1.6 million, or 11%, from March 31, 2000.

Net investment income was $4.5 million, for the three months ended March 31, 2001, an increase of $2.9 million, or 181%, from $1.6 million for the comparable period in 2000. This increase was primarily the result of higher average invested assets supporting a growing business. The yield on average invested assets was 6.5% for the three months ended March 31, 2001, compared to 6.2% for the comparable period in 2000.

Policy benefits and increase in policy liabilities were $5.4 million for the three months ended March 31, 2001, a decrease of $0.3 million, or 5%, from $5.7 million for the comparable period in 2000. Policy liabilities on our term life insurance products decreased as a result of no new sales. This decrease was offset by increases in policy benefits on our variable annuity products, primarily due to increases in interest credited on guaranteed interest account balances from new business growth.

Amortization of deferred policy acquisition costs was $4.8 million for the three months ended March 31, 2001, an increase of $2.4 million, or 100%, from $2.4 million for the comparable period in 2000, primarily due to increases in variable annuity amortization expenses due to lower estimated gross margins resulting from lower fund performance and growth in business.

Other operating expenses were $3.2 million for the three months ended March 31, 2001, an increase of $1.8 million, or 129%, from $1.4 million for the comparable period in 2000. This increase is primarily related to the increase in sales of our variable annuity and universal life products, offset by decreases in sales of our term products.

LIQUIDITY AND CAPITAL RESOURCES

PHL Variable's liquidity requirements are met by anticipating and managing the timing of cash uses and sources provided by insurance operations, investing activities and capital contributions from the parent.

The growth in sales has created a need for additional cash in order to cover the acquisition costs incurred in operating activities. Those liquidity requirements are currently being met through investing activities and capital contributed by the parent. PM Holdings has made capital contributions of $20.0 million on February 13, 2001 and $15.0 million in 2000.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) PHL Variable Insurance Company did not file any report on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHL VARIABLE INSURANCE COMPANY


May 15, 2001                                   By  /s/Simon Y. Tan
                                                   -----------------------------
                                                   Simon Y. Tan
                                                   President

May 15, 2001                                       /s/David W. Searfoss
                                                   -----------------------------
                                                   David W. Searfoss
                                                   Executive Vice President
                                                    and Chief Financial
                                                    Officer