Form 10-Q
period 2001-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2001-08-14
CIK 1031223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[    X   ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[        ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-55240

                         PHL VARIABLE INSURANCE COMPANY

Incorporated in the State of Connecticut                       06-1045829
                                                             --------------
                                                            (I.R.S. Employer
                                                            Identification No.)

               One American Row, Hartford, Connecticut 06102-5056
                    (Address of principal executive offices)

                         Telephone Number (800) 447-4312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No_____

As of August 10, 2001, there were outstanding 500 shares of common stock, $5,000 par value per share, of the registrant, all of which were directly owned by PM Holdings, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PHL Variable Insurance Company

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                             Page

         Unaudited Interim Balance Sheets as of June 30, 2001 and December 31, 2000 .........................1

         Unaudited Interim Statements of Income, Comprehensive Income and Equity for the
         quarter and six months ended June 30, 2001 and 2000 ................................................2

         Unaudited Interim Statements of Cash Flows for the six months ended June 30, 2001 and 2000 .........3

         Notes to Unaudited Interim Financial Statements.....................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................6



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................................6

Item 2.  Changes in Securities and Use of Proceeds ..........................................................6

Item 3.  Defaults Upon Senior Securities ....................................................................6

Item 4.  Submission of Matters to a Vote of Security Holders.................................................6

Item 5.  Other Information ..................................................................................6

Item 6.  Exhibits and Reports on Form 8-K....................................................................6


Signature....................................................................................................7

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
UNAUDITED INTERIM BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------

                                                                               AS OF JUNE 30,              AS OF DECEMBER 31,
                                                                                    2001                         2000
                                                                               -------------               ------------------
                                                                                               (IN THOUSANDS)
Assets:
Investments
   Held-to-maturity debt securities, at amortized cost                              $    20,781                  $     13,697
   Available-for-sale debt securities, at fair value                                    289,888                       144,217
   Policy loans                                                                             781                           710
   Short-term investments                                                                                              72,375
   Other invested assets                                                                  7,173                         1,618
                                                                             -------------------           -------------------
     Total investments                                                                  318,623                       232,617
Cash and cash equivalents                                                                48,957                         8,404
Accrued investment income                                                                 3,020                         1,381
Deferred policy acquisition costs                                                       116,409                        84,842
Deferred and uncollected premiums                                                         6,224                         6,790
Other assets                                                                             11,142                         1,942
Goodwill, net                                                                               298                           349
Separate account assets                                                               1,560,850                     1,321,582
                                                                             -------------------           -------------------
      Total assets                                                                  $ 2,065,523                   $ 1,657,907
                                                                             ===================           ===================

Liabilities:
Policyholder deposit funds                                                          $   325,783                   $   195,393
Policy liabilities and accruals                                                          28,358                        24,062
Deferred income taxes                                                                    11,512                         3,784
Other liabilities                                                                         7,194                        18,898
Separate account liabilities                                                          1,560,850                     1,321,582
                                                                             -------------------           -------------------
      Total liabilities                                                               1,933,697                     1,563,719
                                                                             -------------------           -------------------

Equity:
Common stock, $5,000 par value (1,000 shares
  authorized, 500 shares issued and outstanding)                                          2,500                         2,500
Additional paid-in-capital                                                              114,864                        79,864
Retained earnings                                                                        13,936                        11,553
Accumulated other comprehensive income                                                      526                           271
                                                                             -------------------           -------------------
      Total equity                                                                      131,826                        94,188
                                                                             -------------------           -------------------
      Total liabilities and equity                                                  $ 2,065,523                   $ 1,657,907
                                                                             ===================           ===================


                                 The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
UNAUDITED INTERIM STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                  FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                                ENDED JUNE 30,
                                                ------------------------                     ------------------------
                                                 2001              2000                       2001              2000
                                                ------            ------                     ------            ------
                                                                           (IN THOUSANDS)
Revenues
    Premiums                               $     (548)        $     392               $     1,875           $    3,120
    Insurance and investment
      product fees                              7,773             7,257                    15,410               14,484
    Net investment income                       5,107             1,951                     9,748                3,546
    Net realized investment
      (losses) gains                             (183)               20                      (288)                  38
                                           -----------        ----------              -----------           ----------
      Total revenues                           12,149             9,620                    26,745               21,188
                                           -----------        ----------              -----------           ----------

Benefits and expenses
    Policy benefits and increase in
      policy liabilities                        6,724             5,244                    12,113               10,923
    Amortization of deferred policy
      acquisition expenses                     (1,914)            2,322                     2,841                4,710
    Other operating expenses                    5,102               908                     8,298                2,275
                                           -----------        ----------             ------------           ----------
      Total benefits and expenses               9,912             8,474                    23,252               17,908
                                           -----------        ----------             ------------           ----------


Income before income taxes                      2,237             1,146                     3,493                3,280
Income taxes                                      727               401                     1,110                1,147
                                           -----------        ----------             ------------           ----------
Net income                                      1,510               745                     2,383                2,133
                                           -----------        ----------             ------------           ----------

Other comprehensive (loss) income,
  net of income taxes
    Unrealized (losses) gains
      on securities                              (385)              (26)                      287                  104
    Reclassification adjustment
      for net realized
        losses (gains) included
          in net income                            72                                         (32)
                                           -----------        ----------             ------------           ----------
    Total other comprehensive
      (loss) income                              (313)              (26)                      255                  104
                                           -----------        ----------             ------------           ----------


Comprehensive income                            1,197               719                     2,638                2,237

Capital contribution                           15,000            15,000                    35,000               15,000
                                           -----------        ----------             ------------           ----------
Net increase in equity                         16,197            15,719                    37,638               17,237

Equity, beginning of period                   115,629            79,707                    94,188               78,189
                                           -----------        ----------             ------------           ----------

Equity, end of period                      $  131,826         $  95,426               $   131,826           $   95,426
                                           ===========        ==========             ============           ==========


                                 The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                     ------------------------
                                                                                        2001          2000
                                                                                       ------        ------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                                        $   2,383      $   2,133

Adjustments to reconcile net income
   to net cash from operating activities:

  Net realized investment losses                                                          288            (38)
  Amortization of goodwill                                                                 51             51
  Deferred income taxes                                                                 7,590          6,721
  Increase in accrued investment income                                                (1,639)          (323)
  Increase in deferred policy acquisition costs                                       (32,450)       (19,250)
  Change in other assets/other liabilities                                            (16,263)         3,294
                                                                                    ----------     ----------
  Net cash used for operating activities                                              (40,040)        (7,412)
                                                                                    ----------     ----------

Cash flow from investing activities:
  Proceeds from sales, maturities or repayments of
     available-for-sale debt securities                                                62,799          5,240
  Proceeds from maturities or repayments of
     held-to-maturity debt securities                                                     588            522
  Purchase of available-for-sale debt securities                                     (206,898)       (27,295)
  Purchase of held-to-maturity debt securities                                         (7,590)        (6,483)
  Change in short term investments, net                                                72,375        (16,842)
  Investment in separate accounts                                                      (6,000)
  Increase in policy loans                                                                (71)          (100)
                                                                                    ----------    -----------
  Net cash used for investing activities                                              (84,797)       (44,958)
                                                                                    ----------    -----------

Cash flow from financing activities:

  Capital contribution from parent                                                     35,000         15,000
  Increase in policyholder deposit funds, net of
      interest credited                                                               130,390         40,019
                                                                                    ----------     ----------
  Net cash provided by financing activities                                           165,390         55,019
                                                                                    ----------     ----------

Net change in cash and cash equivalents                                                40,553          2,649

Cash and cash equivalents, beginning of period                                          8,404
                                                                                    ----------     ----------

Cash and cash equivalents, end of period                                            $  48,957      $   2,649
                                                                                    ==========     ==========

Supplemental cash flow information
    Income taxes paid, net                                                                -              -


                                 The accompanying notes are an integral part of these statements.

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         PHL Variable Insurance Company (PHL Variable) offers variable annuity and non-participating life insurance products in the United States of America. PHL Variable is a wholly-owned subsidiary of PM Holdings, Inc. (PM Holdings). PM Holdings is a wholly-owned subsidiary of the former Phoenix Home Life Mutual Insurance Company which was renamed Phoenix Life Insurance Company (Phoenix) as a result of the reorganization and initial public offering. See Note 3 - "Reorganization."

2.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The State of Connecticut Insurance Department (the Insurance Department) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company for determining solvency under the Connecticut State Insurance Law. No consideration is given by the Insurance Department to financial statements prepared in accordance with GAAP in making such determination.

         In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited interim financial statements should be read in conjunction with the financial statements of PHL Variable for the year ended December 31, 2000.

3.       REORGANIZATION

         Under the terms of the plan of reorganization, which the board of directors of Phoenix unanimously adopted on December 18, 2000 and amended and restated on January 26, 2001, on June 25, 2001, the effective date of demutualization, Phoenix Home Life Mutual Insurance Company (the mutual company) converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of The Phoenix Companies, Inc. At that time, the mutual company changed its name to Phoenix Life Insurance Company. The Phoenix Companies, Inc. is a publicly traded company and has filed all the material required to be filed pursuant to governing law.

4.       COMMITMENTS AND CONTINGENCIES

         In the normal course of its business operations, PHL Variable is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of PHL Variable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PHL VARIABLE INSURANCE COMPANY
(A WHOLLY-OWNED SUBSIDIARY OF PM HOLDINGS, INC.)
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Premiums, net of reinsurance ceded, were $1.9 million for the six months ended June 30, 2001, a decrease of $1.2 million, or 39%, from $3.1 million for the comparable period in 2000. This decrease is primarily a result of shifting new term business to another subsidiary. No new premiums were billed for the six months ended June 30, 2001, compared to $7.7 million billed for the six months ended June 30, 2000.

Net investment income was $9.7 million for the six months ended June 30, 2001, an increase of $6.2 million, or 177%, from $3.5 million for the comparable period in 2000. This increase was primarily the result of higher average invested assets supporting a growing business. The yield on average invested assets was 6.6% for the six months ended June 30, 2001 compared to 6.3% for the comparable period in 2000.

Amortization of deferred policy acquisition costs was $2.8 million for the six months ended June 30, 2001, a decrease of $1.9 million, or 40%, from $4.7 million for the comparable period in 2000. This decrease is primarily due to higher estimated gross margins resulting from favorable market performance.

Other operating expenses were $8.3 million for the six months ended June 30, 2001, an increase of $6.0 million, or 261%, from $2.3 million for the comparable period in 2000. This increase is due to increases in sales of our variable annuity and universal life products, offset by decreases in sales of our term products. In addition, in the fourth quarter of 2000, it was determined that PHL Variable should have been allocated more expenses from the parent company to support a growing business. As a result, operating expenses for the six months ended June 30, 2000 were low with respect to the volume of business. An adjustment was made in the fourth quarter of year 2000 to reflect a more appropriate level of expenses.

LIQUIDITY AND CAPITAL RESOURCES

PHL Variable's liquidity requirements are met by anticipating and managing the timing of cash uses and sources provided by insurance operations, investing activities and capital contributions from the parent.

The growth in sales has created a need for additional cash in order to cover the acquisition costs incurred in operating activities. Those liquidity requirements are currently being met through investing activities and capital contributed by the parent. PM Holdings has made capital contributions of $15.0 million in June 2001, $20.0 million in February 2001 and $15.0 million in 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings. There were no significant items.

Item 2.  Changes in Securities and Use of Proceeds. Not applicable.

Item 3.  Defaults Upon Senior Securities. Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.  Other Information. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K. Not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHL VARIABLE INSURANCE COMPANY


                                            By /s/Simon Y. Tan
                                               ---------------------------------
                                               Simon Y. Tan
                                               President
August 14, 2001