Form 10-Q
period 2001-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2001-11-14
CIK 1031223

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission file number 333-55240
                                    ---------

                         PHL VARIABLE INSURANCE COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

   Connecticut                                                06-1045829
   -----------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               One American Row, Hartford, Connecticut 06102-5056
                                 (800) 447-4312
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X.  No__.
    -

     As of November 9, 2001, there were outstanding 500 shares of common stock, $5,000 par value per share, of the registrant, all of which were directly owned by PM Holdings, Inc.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                                                    PHL Variable Insurance Company

                                                           TABLE OF CONTENTS



     PART I.   FINANCIAL INFORMATION

     Item 1.     Financial Statements                                                                                  Page
                                                                                                                      -------
                     Unaudited Balance Sheets as of September 30, 2001 and December 31, 2000.....................       1
                     Unaudited Statements of Income,Comprehensive  Income and Stockholder's Equity for the
                     quarter and nine months ended September 30, 2001 and 2000...................................       2
                     Unaudited Statements of Cash Flows for the nine months ended September 30, 2001 and 2000....       3
                     Notes to Unaudited Financial Statements.....................................................       4
     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........       5
     Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................       6

     PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings...............................................................................       6
     Item 2.     Changes in Securities and Use of Proceeds.......................................................       6
     Item 3.     Defaults Upon Senior Securities.................................................................       6
     Item 4.     Submission of Matters to a Vote of Security Holders.............................................       6
     Item 5.     Other Information...............................................................................       6
     Item 6.     Exhibits and Reports on Form 8-K................................................................       6
     Signature...................................................................................................       7

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
PHL Variable Insurance Company
(a wholly-owned subsidiary of PM Holdings, Inc.)
Unaudited Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       As of                 As of
                                                                                   September 30,         December 31,
                                                                                        2001                 2000
                                                                                        ----                 ----
                                            ASSETS                                  (in thousands, except share data)
              Investments:
                  Held-to-maturity debt securities, at amortized cost...........   $    25,646            $    13,697
                  Available-for-sale debt securities, at fair value.............       330,200                144,217
                  Policy loans..................................................           850                    710
                  Other invested assets.........................................         6,334                  1,618
                  Short-term investments........................................         6,395                 72,375
                     Total investments..........................................       369,425                232,617
              Cash and cash equivalents.........................................       141,193                  8,404
              Accrued investment income.........................................         3,230                  1,381
              Deferred policy acquisition costs.................................       133,708                 84,842
              Deferred and uncollected premiums.................................         5,141                  6,790
              Other assets......................................................         4,494                  1,942
              Goodwill, net.....................................................           272                    349
              Separate account assets...........................................     1,361,155              1,321,582
                                                                                     ---------              ---------
                  Total assets..................................................   $ 2,018,618            $ 1,657,907
                                                                                   ===========            ===========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
              Liabilities:
                 Policyholder deposit funds.....................................   $   401,990            $   194,690
                 Policy liabilities and accruals................................        56,922                 24,765
                 Deferred income taxes..........................................        16,538                  3,784
                 Other liabilities..............................................        30,595                 18,898
                 Separate account liabilities...................................     1,355,802              1,321,582
                                                                                     ---------              ---------
                  Total liabilities.............................................   $ 1,861,847            $ 1,563,719
                                                                                   ===========            ===========

              Stockholder's Equity:
                 Common stock ($5,000 par value, 1,000 shares authorized;
                 500 shares issued and outstanding).............................         2,500                  2,500
                 Additional paid-in capital.....................................       134,864                 79,864
                 Retained earnings..............................................        14,513                 11,553
                 Accumulated other comprehensive income.........................         4,894                    271
                     Total stockholder's equity.................................       156,771                 94,188
                                                                                       -------                 ------
                     Total liabilities and stockholder's equity.................   $ 2,018,618            $ 1,657,907
                                                                                   ===========            ===========

                        (The accompanying notes are an integral part of these unaudited financial statements.)


PHL Variable Insurance Company (a wholly-owned subsidiary of PM Holdings, Inc.)
Unaudited Statements of Income, Comprehensive Income and Stockholder's Equity
------------------------------------------------------------------------------------------------------------------------------------

                                                                               For the Three Months            For the Nine Months
                                                                                Ended September 30,            Ended September 30,
                                                                            ----------------------------    ------------------------
                                                                                2001             2000           2001           2000
                                                                            -------------    -----------    -------------  ---------
Revenues:                                                                                          (in thousands)
---------
   Premiums...........................................................       $  (539)         $   (63)      $  1,336        $ 3,057
   Insurance and investment product fees..............................         7,930            7,677         23,340         22,161
   Net investment income..............................................         8,747            2,420         18,495          5,966
   Net realized investment gains (losses).............................           395              (80)           107            (42)
                                                                                 ---              ---            ---            ---
      Total revenues..................................................        16,533            9,954         43,278         31,142
                                                                              ------            -----         ------         ------
Benefits and Expenses:
   Policy benefits and increase in policy liabilities.................        11,075            4,222         23,188         15,145
   Amortization of deferred policy acquisition costs..................         1,041            1,401          3,882          6,111
   Other operating expenses...........................................         4,639            3,171         12,937          5,446
                                                                               -----            -----         ------          -----
      Total benefits and expenses.....................................        16,755            8,794         40,007         26,702
                                                                              ------            -----         ------         ------
(Loss) income before income tax (benefit) expense.....................          (222)           1,160          3,271          4,440
Income tax (benefit) expense..........................................          (799)             406            311          1,553
                                                                                ----              ---            ---          -----
Net income............................................................           577              754          2,960          2,887
                                                                                 ---              ---          -----          -----
Other comprehensive income, net of income taxes
   Unrealized gains on securities.....................................         4,429              255          4,716            359
   Reclassification adjustment for net realized (gains) losses
      included in net income..........................................           (61)              15            (93)            15
                                                                                 ---               --            ---             --
   Total other comprehensive income...................................         4,368              270          4,623            374
                                                                               -----              ---          -----            ---

Comprehensive income..................................................         4,945            1,024          7,583          3,261
Capital contribution..................................................        20,000               --         55,000         15,000
                                                                              ------            -----         ------         ------
Net increase in stockholder's equity..................................        24,945            1,024          62,583        18,261
Stockholder's equity, beginning of period.............................       131,826           95,426          94,188        78,189
                                                                             -------           ------          ------        ------
Stockholder's equity, end of period...................................     $ 156,771          $96,450        $156,771      $ 96,450
                                                                           =========          =======        ========      ========


                        (The accompanying notes are an integral part of these unaudited financial statements.)


PHL Variable Insurance Company
(a wholly-owned subsidiary of PM Holdings, Inc.)
Unaudited Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          For the
                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 ---------------------------
                                                                                                    2001            2000
                                                                                                 ------------    -----------
                                                                                                       (in thousands)
      Cash flows from operating activities:
          Net income ...........................................................                  $ 2,960         $ 2,887
      Adjustments to reconcile net income to net cash used
          for operating activities:
          Net realized investment (gains) losses................................                     (107)             42
          Amortization of goodwill..............................................                       77             102
          Deferred income taxes.................................................                   10,265           4,231
          Increase in accrued investment income.................................                   (1,849)           (506)
          Increase in deferred policy acquisition costs.........................                  (52,077)        (13,180)
          Change in other assets/other liabilities..............................                   24,959          (6,227)
                                                                                                   ------          ------
          Net cash used for operating activities................................                  (15,772)        (12,651)
                                                                                                  -------         -------
      Cash flows from investing activities:
          Proceeds from the sales, maturities or repayments of
             available-for-sale debt securities.................................                   96,325          10,759
          Proceeds from maturities or repayments of held-to-maturity debt
             securities.........................................................                    1,630           4,235
          Purchase of available-for-sale debt securities........................                 (257,776)        (58,923)
          Purchase of held-to-maturity debt securities..........................                  (13,424)         (6,483)
          Change in short-term investments, net.................................                   65,980              --
          Investment in separate accounts.......................................                   (6,334)           (175)
          Increase in policy loans..............................................                     (140)             --
                                                                                                     ----            ----
          Net cash used for investing activities................................                 (113,739)        (50,587)
                                                                                                 --------         -------
      Cash flows from financing activities:
          Capital contribution from parent......................................                   55,000          15,000
          Increase in policyholder deposit funds, net of interest credited......                  207,300          66,907
                                                                                                  -------          ------
      Net cash provided by financing activities.................................                  262,300          81,907
                                                                                                  -------          ------

      Net change in cash and cash equivalents...................................                  132,789          18,669
      Cash and cash equivalents, beginning of period............................                    8,404          23,039
                                                                                                    -----          ------
      Cash and cash equivalents, end of period..................................                 $141,193         $41,708
                                                                                                 ========         =======

      Supplemental cash flow information:
      Income taxes received, net................................................                  $  (132)         $   --



                        (The accompanying notes are an integral part of these unaudited financial statements.)

PHL Variable Insurance Company
(a wholly-owned subsidiary of PM Holdings, Inc.)
Notes to Condensed Financial Statements
-------------------------------------------------------------------------------

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

2.       Basis of presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The State of Connecticut Insurance Department (the Insurance Department) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company for determining solvency under the Connecticut State Insurance Law. No consideration is given by the Insurance Department to financial statements prepared in accordance with GAAP in making such determination.

         In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements of PHL Variable for the year ended December 31, 2000.

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

4.             Income Taxes

         The effective tax rate for the quarter and nine months ended September 30, 2001 was 360.0% and 9.5 %, respectively, compared to a rate of 35% for the comparable periods in 2000. This was primarily due to a favorable permanent adjustment attributable to a dividend received deduction on separate accounts being projected for the current year which was not included in the prior year.

5.       Commitments and Contingencies

         In the normal course of its business operations, PHL Variable is involved with litigation from time to time with claimants, beneficiaries and others; however, there were no litigation matters pending as of September 2001.

Item 2.  Management's Discussion and Analysis of Results of Operations
PHL Variable Insurance Company
(a wholly-owned subsidiary of PM Holdings, Inc.)
Management's Discussion and Analysis
-------------------------------------------------------------------------------
Results of Operations
---------------------
Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Premiums, net of reinsurance ceded, were $1.3 million for the nine months ended September 30, 2001, a decrease of $1.8 million, or 58%, from $3.1 million for the comparable period in 2000. This decrease is primarily a result of shifting new term business to another subsidiary. No new premiums were billed for the nine months ended September 30, 2001, compared to $8.4 million billed for the nine months ended September 30, 2000.

Net investment income was $18.5 million for the nine months ended September 30, 2001, an increase of $12.5 million, or 208% increase from $6.0 million for the comparable period in 2000. This increase was primarily the result of higher average invested assets supporting a growing business. The yield on average invested assets was 6.8% for the nine months ended September 30, 2001 compared to 6.4% for the comparable period in 2000.

Policy benefits and increase in policy liabilities was $23.2 million for the nine months ended September 30, 2001, a increase of $8.1 million, or 53%, from $15.1 million for the comparable period in 2000. This increase is primarily due to the higher interest credited on the guaranteed interest account of variable annuities, offset by slower reserve growth for term life insurance.

Amortization of deferred policy acquisition costs was $3.9 million for the nine months ended September 30, 2001, a decrease of $2.2 million, or 36%, from $6.1 million for the comparable period in 2000. This decrease is primarily due to lower estimated gross margins resulting from unfavorable market performance

Other operating expenses were $12.9 million for the nine months ended September 30, 2001, an increase of $7.5 million, or 139%, from $5.4 million for the comparable period in 2000. This increase is due in part to an increase in the sales of our variable annuity and universal life products, offset by decreases in sales of our term products. In addition, in the fourth quarter of 2000, it was determined PHL Variable should have been allocated more expenses from the parent company to support a growing business. As a result, operating expenses for the nine months ended September 30, 2000 were low with respect to the volume of business. An adjustment was made in the fourth quarter of year 2000 to reflect a more appropriate level of expenses

Liquidity and Capital Resources
-------------------------------

PHL Variable's liquidity requirements are met by anticipating and managing the timing of cash uses and sources provided by insurance operations, investing activities and capital contributions from the parent.

The growth in sales has created a need for additional cash in order to cover the acquisition costs incurred in operating activities. Those liquidity requirements are currently being met through investing activities and capital contributed by the parent. PM Holdings has made capital contributions of $20.0 million in September 2001, $15.0 million in June 2001, $20.0 million in February 2001 and $15.0 million in 2000.

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

                                            PHL VARIABLE INSURANCE COMPANY


                                            By /s/Simon Y. Tan
                                            ------------------

                                            Simon Y. Tan,
                                            President
November 13, 2001