Form 10-K
period 2005-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2006-03-31
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-87218

PHL VARIABLE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	06-1045829
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One American Row, Hartford, Connecticut	06102-5056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(860) 403-5000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]    NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES [   ]    NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   YES [   ]    NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]   NO [ X ]

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 31, 2006, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

	Item No.	Description	Page

Part I	1	Business	3
	1A	Risk Factors	7
	1B	Unresolved Staff Comments	10
	2	Properties	10
	3	Legal Proceedings	10
	4	Submission of Matters to a Vote of Security Holders	11
Part II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
	6	Selected Financial Data	12
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	7A	Quantitative and Qualitative Disclosures About Market Risk	27
	8	Financial Statements and Supplementary Data	30
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheet as of December 31, 2005 and 2004	F-2

		Statement of Income and Comprehensive Income For the Years Ended December 31, 2005, 2004 and 2003	F-3
		Statement of Cash Flows For the Years Ended December 31, 2005, 2004 and 2003	F-4
		Notes to Financial Statements	F-5
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
	9A	Controls and Procedures	31
	9B	Other Information	31
Part III	10	Directors and Executive Officers of the Registrant	32
	11	Executive Compensation	32
	12	Security Ownership of Certain Beneficial Owners and Management	32
	13	Certain Relationships and Related Transactions	32
	14	Principal Accounting Fees and Services	32
Part IV	15	Exhibits, Financial Statement Schedules	34
Signatures			35
Exhibit Index			E-1
Supplemental Information
Financial Statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004			FA-1 - FA-18
Financial Statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003			FB-1 - FB-18
Financial Statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002			FC-1 - FC-19
Financial Statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001			FD-1 - FD-23
Selected Unaudited Quarterly Information			Q-1 - Q-10

Unless otherwise stated, “we,” “our” or “us” means PHL Variable Insurance Company (the “Company” or “PHL Variable”) and its direct and indirect subsidiaries.  Furthermore, “Phoenix Life” refers to Phoenix Life Insurance Company and “PNX” refers to The Phoenix Companies, Inc.

Introduction

Due to a mistaken understanding that our periodic reporting could be suspended when our ultimate parent, PNX, began filing periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) after its initial public offering on June 25, 2001, we did not file our quarterly and annual reports under the Exchange Act from December 31, 2001 through September 30, 2005.

We are filing this report on Form 10-K to bring current our filings under the Exchange Act for these periods.  Accordingly, this report includes audited financial statements for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 and unaudited quarterly financial data for the fiscal quarter ended December 31, 2001 and for each of the fiscal quarters in the years ended December 31, 2002, 2003, 2004 and 2005.

PART I

Item 1.

Business

Description of Business

We are a manufacturer of insurance and annuity products for the accumulation, preservation and transfer of wealth.  We provide products and services to affluent and high-net-worth individuals through their advisors.  We offer a broad range of life insurance and annuity products and services through a variety of distributors.

The affluent and high-net-worth market is a growing market with significant demand for customized products and services. We define affluent as those households with a net worth of $500,000 or greater, excluding their primary residence.  We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000.  Our products and services are designed to assist advisors and their clients in this target market to achieve three main goals:

•

the accumulation of wealth, primarily during an individual’s working years;

•

the preservation of income and wealth to provide for a secure retirement; and

•

the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.

We distribute our products and services through various financial intermediaries such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies.

We offer a variety of life insurance and annuity products through non-affiliated distributors.  We believe our competitive advantage in this segment consists of six main components:

•

our innovative products;

•

our broad asset management capability;

•

our distribution relationships with institutions that have access to our target market;

•

the value-added our distributors provide those institutions;

•

our ability to combine products and services that distributors and their clients find attractive; and

•

our underwriting expertise.

Products

Life Products

Our life insurance products include variable universal life, universal life, term life and other insurance products.  We offer single life, first-to-die and second-to-die products.  Under first-to-die policies, up to five lives may be insured with the policy proceeds paid after the death of the first of the five insured lives.  Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

Variable Universal Life.  Variable universal life products provide insurance coverage and give the policyholder various investment choices, flexible premium payments and coverage amounts and limited guarantees.  The policyholder may direct premiums and cash value into a variety of separate investment accounts, accounts that are maintained separately from the other assets of the Company and are not part of our general account or into the general account.  In separate investment accounts, the policyholder bears the entire risk of the investment results.  We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts.  With some variable universal products, by maintaining a certain premium level the policyholder receives guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.  We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Universal Life.  Universal life products provide insurance coverage on the same basis as variable universal life products, except that premiums, and the resulting accumulated balances, are allocated only to our general account for investment. Universal life products may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy, and also may allow the policyholder to adjust the frequency and amount of premium payments.  We credit premiums, net of expenses, to an account maintained for the policyholder.  The account earns interest at rates determined by us, subject to certain minimums.  Specific charges are made against the account for expenses.  We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs.  These secondary guarantees are provided as long as the policyholder is able to fulfill the premium requirements of the secondary guarantee.

Term Life.  Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums.  Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid.  Premiums may be level for the coverage period or may vary.  Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements.  Term contracts generally expire without value at the end of the coverage period.  Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.

Annuity Products

We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market.  Deferred annuities, in which funds accumulate for a number of years before periodic payments begin, enable the contractholder to save for retirement and also provide options that protect against outliving assets during retirement.  Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately.  We believe this product is especially attractive to those affluent and high-net-worth retirees who are rolling over pension or retirement plan assets and seek an income stream based entirely or partly on equity market performance.

Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate investment accounts.  The contractholder typically can also direct funds to a general account option which earns interest at rates determined by us, subject to certain minimums.  Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge.  For example, in the fourth quarter of 2005 we introduced an innovative Guaranteed Minimum Withdrawal Benefit option for our products which guarantees an income stream for the lifetime of the owner and their spouse.  Our major sources of revenues from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

Other Products and Services

Life and Annuity is focused on the development of other products and distribution relationships that respond to the affluent and high-net-worth market’s demand for wealth management solutions.

For example, many of our products are designed to be used by corporations to fund special deferred compensation plans and benefit programs for key employees, commonly referred to as executive benefits.  We view these products as a source of growing fee-based business.  In addition, our products can be applied to a number of situations to meet the sophisticated needs of business owners and individuals, including for charitable giving.

Underwriting

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges.  Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market.  We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer.  Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing.  The overall profitability of our life insurance business depends, to a large extent, on the degree to which our mortality experience compares to our pricing assumptions.  Our underwriting is based on our historical mortality experience, as well as on the experience of the insurance industry and of the general population.  We continually compare our underwriting standards to those of the industry to assist in managing our mortality risk and to stay abreast of industry trends.

Our life insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others.  We use a variety of methods to evaluate certain policy applications, such as those where the size of the policy sought is particularly large, or where the applicant is an older individual, has a known medical impairment or is engaged in a hazardous occupation or hobby.  Consistent with industry practice, we require medical examinations and other tests depending upon the age of the applicant and the size of the proposed policy.

In the executive benefits market, we issue life policies covering multiple lives on a guaranteed issue basis, within specified limits per life insured, whereby the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased.  Guaranteed issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed issue underwriting risk.

Reserves

We establish and report liabilities for future policy benefits on our balance sheet to reflect the obligations under our insurance policies and contracts.  Our liability for variable universal life insurance and universal life insurance policies and contracts is equal to the cumulative account balances, plus additional reserves we establish for policy riders.  Cumulative account balances include deposits plus credited interest, less expense and mortality charges and withdrawals.

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we believe it is prudent to spread the risks associated with our life insurance products through reinsurance.  As is customary in the life insurance industry, our reinsurance program is designed to protect us against adverse mortality experience generally and to reduce the potential loss we might face from a death claim on any one life.

We cede risk to other insurers under various agreements that cover individual life insurance policies.  The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits.  Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred.  However, we remain liable to our policyholders for ceded insurance if any reinsurer fails to meet its obligations.  Since we bear the risk of nonpayment by one or more of our reinsurers, we cede business to well-capitalized, highly rated insurers.  While our current retention limit on any one life is $10 million ($12 million on second-to-die cases), we may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk.  Typically our reinsurance contracts allow us to reassume ceded risks after a specified period.  This right is valuable where our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

We reinsure up to 90% of the mortality risk on most new issues.  As of December 31, 2005, we had ceded $30.5 billion in face amount of reinsurance, representing 73% of our total face amount of $41.7 billion of life insurance in force.

On January 1, 1996, we entered into a reinsurance arrangement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

The following table lists our five principal life reinsurers, together with the reinsurance recoverables on a statutory basis as of December 31, 2005, the face amount of life insurance ceded as of December 31, 2005, and the reinsurers’ A.M. Best ratings.

Reinsurer	Reinsurance Recoverable Balances	Face Amount of Life Insurance Ceded	A.M. Best Rating(1)
RGA	$18,025	$9,026,823	A+
AEGON USA	$14,100	$6,464,213	A+
Swiss Re	$11,003	$2,465,349	A+
Scottish Re	$3,854	$3,920,782	A-
Munich Re	$1,494	$2,539,140	A+

_______

(1)

A.M. Best ratings are as of December 31, 2005.

General Development of Business

PHL Variable Insurance Company, or PHLVIC, was incorporated in Connecticut in 1981.  Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056.  Our telephone number is (860) 403-5000.  Our website is located at www.PhoenixWealthManagement.com.  (This and all other URLs included herein are intended to be inactive textual references only.  They are not intended to be an active hyperlink to our website.  The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Our indirect parent, Phoenix Life, was organized in Connecticut in 1851.  In 1992, in connection with its merger with Home Life Insurance Company, Phoenix Life redomiciled to New York.

On June 25, 2001, the effective date of its demutualization, Phoenix Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of The Phoenix Companies, Inc., or PNX.  In addition, on June 25, 2001, PNX completed its initial public offering, or IPO.

The following chart illustrates our corporate structure as of December 31, 2005.

Item 1A.

Risk Factors

Poor performance of the equity markets could adversely affect sales and assets under management of our variable universal life and variable annuity products.

The United States equity markets can be volatile and experience both periods of strong growth and of substantial declines.

There are three ways in which equity market declines and volatility have affected, or have the potential to affect, us negatively.

•

First, because the fee revenues of our variable products business are based on the value of assets on deposit in our separate accounts, poor performance of the equity markets limits our fee revenues by reducing the value of the assets on deposit.

•

Second, the funding requirements of our parent company’s pension plan are dependent on the performance of the equity markets.  As of December 31, 2005, the portfolio funding the pension plan consisted of 67% equities. In a severe market decline, the value of the assets supporting the pension plan would decrease, increasing the requirement for future funding.  This funding requirement would increase the expenses allocated to us and decrease our earnings.

•

Third, significant market volatility or declines could cause potential purchasers of our products to refrain from purchasing, and current owners to withdraw from the markets or reduce their exposure to equity products.

Changes in interest rates could harm cash flow and profitability in our life and annuity businesses.

Our life insurance and annuity businesses are sensitive to interest rate changes.  In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher perceived returns.  This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses.

Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force.  We would obtain lower returns on investments made with these cash flows.  In addition, borrowers may prepay or redeem mortgages and bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments.  As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries.  There is substantial competition for business within most of these distributors.  We believe that our sales through these distributors depend on factors such as our financial strength, the quality of our products and on the services we provide to, and the relationships we develop with, our distributors.  Our largest distributors of life insurance include a subsidiary of State Farm Mutual Automobile Company, or State Farm, and National Financial Partners, or NFP.  We have had distribution arrangements with State Farm since the initial public offering of our ultimate parent, The Phoenix Companies, Inc., or PNX, in 2001 and with NFP since 1995.  Our distributors are generally free to sell products from a variety of providers, which makes it important for us to continually offer distributors products and services they find attractive.  We may not be able to establish or maintain satisfactory relationships with distributors if our products or services do not meet their needs.  Accordingly, our revenues and profitability would suffer.

Downgrades to Phoenix Life’s and PHL Variable Insurance Company’s financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and earnings from certain of our life insurance products and increase our future borrowing costs.

Rating agencies assign financial strength ratings based on their opinions of the relevant company’s ability to meet its financial obligations.

Financial strength ratings reflect a rating agency’s view of an insurance company’s ability to meet its obligations to its insureds.  These ratings are therefore key factors underlying the competitive position of life insurers.  The current financial strength ratings are set forth in the chart below.

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)

Fitch	A+ (“Strong”)

Standard & Poor’s	A (“Strong”)

Moody’s	A3 (“Good”)

Fitch, Standard & Poor’s and Moody’s each have a stable outlook for our ratings, while A.M. Best had a negative outlook as of December 31, 2005.  On February 27, 2006, A.M. Best affirmed our A financial strength rating and improved its outlook for Phoenix Life and the Company to stable from negative.

Downgrades could adversely affect our reputation and, hence, our relationships with existing distributors and our ability to establish additional distributor relationships.  If this were to occur, we might experience a decline in sales of certain products and the persistency of existing customers.  At this time, we cannot estimate the impact on sales or persistency.  A significant decline in our sales or persistency could have a material adverse effect on our financial results.

Our business operations, investment returns, and profitability could be adversely impacted by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations.  These services include, but are not limited to, information technology infrastructure, application systems support, certain accounting services, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs.  In addition, we maintain contractual relationships with certain investment advisory and investment management firms to leverage their expertise.  These firms manage select investments or portions of portfolios under sub-advisory agreements.

We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us.  An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and, potentially, adversely affect our profitability.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for professionals such as securities analysts, portfolio managers, sales personnel and actuaries is generally intense.  In general, our employees are not subject to employment contracts or non-compete agreements.  Any inability to retain our key employees, or attract and retain additional qualified employees, could have a negative impact on us.

We face strong competition in our businesses from mutual fund companies, banks, asset management firms and other insurance companies.  This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in each of our businesses, comprising life insurance and annuities.  We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings.  While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors.  Recent industry consolidation, including acquisitions of insurance and other financial services companies in the United States by international companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours.  Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can.  In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states.  If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

Some of the Bush administration’s legislative proposals would reduce or eliminate the benefit of deferral of taxation for our insurance and annuity products. In addition, legislation eliminating or modifying either the federal estate tax or the federal taxation of investment income could adversely affect sales of and revenues from our life and annuity products.

The attractiveness to our customers of many of our products is due, in part, to favorable tax treatment.  Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products.  Legislative changes that have the effect of reducing the taxes imposed on investment income could reduce or eliminate the relative benefit of such deferral of taxation for our insurance and annuity products.  The tax rate on long-term capital gains and certain dividend income has been reduced until 2008 and President Bush’s 2006 budget proposal would make these rate reductions permanent.  If this happens, it could have a negative impact on our sales and revenues from life and annuity products.  The President’s Advisory Panel on Federal Tax Reform recently proposed fundamental changes to the federal income tax law that include taxation of most inside build-up on life insurance policies and annuity contracts, enhanced and simplified alternatives for tax deferred savings for retirement and other purposes, substantial reductions in federal income taxes on capital gains and dividend income and other proposals that would tend to reduce or eliminate the relative tax advantages of our life and annuity products.  Other comprehensive changes to the tax system have been proposed, including the adoption of a flat tax, value-added tax or similar alternative structure, the creation of new and expanded vehicles for tax-exempt savings and lower taxes on investment income. Substantial modifications to Social Security have also been proposed.  The likelihood that any of these proposals would ultimately be enacted, and the potential impact of these proposals, if enacted, cannot be reasonably estimated.

Some of our life insurance products are specifically designed and marketed as policies that help a decedent’s heirs to pay estate tax.  Legislation enacted in the spring of 2001 increased the size of estates exempt from the federal estate tax, phased in reductions in the estate tax rate between 2002 and 2009 and repealed the estate tax entirely in 2010.  This legislation, despite its reinstatement of the estate tax in 2011, increased uncertainty in the market and has had a negative effect on our revenues, from sales of second-to-die life insurance policies.  Second-to-die policies are often purchased by two people whose assets are largely illiquid, and whose heirs otherwise might have to attempt to liquidate part of the estate in order to pay the tax.  President Bush and members of Congress have expressed a desire to modify the existing legislation, which could result in faster or more complete reduction or repeal of the estate tax.

Changes in insurance and securities regulation could affect our profitability by imposing further restrictions on the conduct of our business.

Our life insurance and annuity businesses are subject to comprehensive state regulation and supervision throughout the United States.  State insurance regulators and the National Association of Insurance Commissioners, or the NAIC, continually reexamine existing laws and regulations, and may impose changes in the future that put further regulatory burdens on us, thereby increasing our costs of doing business or otherwise harm our business.  This could have a material adverse effect on our results of operations and financial condition.

The United States federal government does not directly regulate the insurance business.  However, federal legislation and administrative policies in areas which include employee benefit plan regulation, financial services regulation and federal taxation and securities laws could significantly affect each of our businesses, most notably our costs.

We and some of the policies, contracts and other products that we offer are subject to various levels of regulation under the federal securities laws administered by the SEC as well as regulation by those states and foreign countries in which we provide investment advisory services, offer products or conduct other securities-related activities.  We could be restricted in the conduct of our business for failure to comply with such laws and regulations.  Future laws and regulations, or the interpretation thereof, could have a material adverse effect on our results of operations and financial condition by increasing our expenses in order to comply with these laws and regulations.

Item 1B.

Unresolved Staff Comments

The registrant has omitted this information from this report as the registrant is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act and is not a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Item 2.

Properties

Our executive headquarters consist of an office building at One American Row in Hartford, Connecticut owned by our parent company and space in East Greenbush, New York which is leased by our parent company.  For the use of space in these buildings, we pay rent through expense allocations from our parent company.  We do not own any real estate.

Item 3.

Legal Proceedings

General

We are regularly involved in litigation, both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, investor or taxpayer.  Several current proceedings are discussed below.  In addition, state regulatory bodies, the Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws and securities laws.

For example, during 2003 and 2004, the SEC conducted examinations of certain Company variable products and certain affiliated investment advisors and mutual funds.  In 2004, the NASD also commenced examinations of two affiliated broker-dealers; the examinations were closed in April 2005 and November 2004, respectively.  In February 2005, the NASD notified an affiliate of the Company that it was asserting violations of trade reporting rules by the affiliate of the Company.  The affiliated company responded to the NASD allegations in May 2005 but has not received any further inquiries to date.

Federal and state regulatory authorities from time to time make inquiries and conduct examinations regarding compliance by the Company with securities and other laws and regulations affecting its registered products.  The Company endeavors to respond to such inquiries in an appropriate way and to take corrective action if warranted.  Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues.  Our products entitle us to impose restrictions on transfers between separate account sub-accounts associated with our variable products.

In 2004 and 2005, the Boston District Office of the SEC conducted a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances.  A third party was retained to assist the Company in preparing the analysis.  Based on the analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.

Over the past two years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office.  While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.

Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific.  In this regard, in 2004, we received a subpoena from the Connecticut Attorney General’s office requesting information regarding certain distribution practices since 1998.  Over 40 companies received such a subpoena.  We are cooperating fully and have had no further inquiry since filing our response.

These types of regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time.  While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition, or consideration of available insurance and reinsurance and the provision made in our financial statements.  However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows.

Item 4.

Submission of Matters to a Vote of Security Holders

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, The Phoenix Companies, Inc.

Dividends

We did not pay any dividends during the three years ended December 31, 2005.  For a discussion of restrictions on our ability to pay dividends, see Note 10 to our 2005 financial statements contained in this Form 10-K.

Item 6.

Selected Financial Data

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s narrative analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction (I)(2)(a) of Form 10-K.

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company. They are not guarantees of future performance.  Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (iv) downgrades in the financial strength ratings of the Company; (v) discrepancies between actual claims or investment experience and assumptions used in setting prices for the Company’s products and establishing the Company’s liabilities for future policy benefits and claims relating to such products; (vi) movements in the equity markets that affect our investment results, the fees we earn from funds on deposit and the demand for our variable products; (vii) the Company’s continued success in achieving planned expense reductions; (viii) the effects of closing the Company’s affiliated retail brokerage operations; and (ix) other risks and uncertainties described in any of the Company’s filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for the years 2000 through 2005.  This discussion should be read in conjunction with our financial statements in this Form 10-K.

Overview

We are a manufacturer of insurance and annuity products for the accumulation, preservation and transfer of wealth.  We provide products and services to affluent and high-net-worth individuals through their advisors.  We offer a broad range of life insurance and annuity products, including universal, variable universal, term life insurance, and a range of variable annuity offerings and services through a variety of distributors.  These distributors include independent advisors and financial services firms who make our products and services available to their clients.

We derive our revenues principally from:

•

premiums on life insurance;

•

insurance and investment product fees on variable life and annuity products and universal life products; and

•

net investment income and net realized investment gains.

Under generally accepted accounting principles, or GAAP, premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues.  These collections are reflected on our balance sheet as an increase in separate account liabilities for certain investment options of variable products.  Collections for fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds.  Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

Our expenses consist principally of:

•

insurance policy benefits provided to policyholders, including interest credited on policies;

•

deferred policy acquisition costs amortization;

•

other operating expenses; and

•

income taxes.

Our profitability depends principally upon:

•

the adequacy of our product pricing, which is primarily a function of our:

•

ability to select appropriate underwriting risks;

•

mortality experience;

•

ability to generate investment earnings;

•

ability to maintain expenses in accordance with our pricing assumptions; and

•

policies’ persistency (the percentage of policies remaining in force from year to year as measured by premiums);

•

the amount and composition of funds on deposit;

•

the maintenance of our target spreads between the rate of earnings on our investments and interest rates credited to customers; and

•

our ability to manage expenses.

Our sales and financial results over the last several years have been affected by demographic, industry and market trends.  The baby boom generation has begun to enter its prime savings years.  Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their postretirement financial needs.  Product preferences have shifted between fixed and variable options depending on market and economic conditions.  Our balanced product portfolio including universal life, variable life and variable annuity products is well positioned to meet this shifting demand.

New accounting pronouncements

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97.  The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We will adopt SOP 05-1 on January 1, 2007.  We are currently assessing the impact of SOP 05-1 on our financial position and results of operations.

Other-Than-Temporary Impairments:  FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1, is effective for reporting periods beginning after December 15, 2005.  Earlier application is permitted.  FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, does not have a material effect on our financial statements.

Nontraditional Long-Duration Contracts and Separate Accounts:  Effective January 1, 2004, we adopted the AICPA’s Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1.  SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our financial statements.

Securitized Financial Instruments.  Effective April 1, 2001, we adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”).  This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific valuation methods to these securities to determine of there has been an other-than-temporary decline in value.  We had no change in net income as a result of this accounting change.

Derivative Financial Instruments.  Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).  As amended, SFAS 133 requires all derivatives to be recognized on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  See our 2001 financial statements in this Form 10-K for more information on the effect of our adoption of SFAS 133.

Business Combinations/Goodwill and Other Intangible Assets.  In June 2001, SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), were issued. SFAS 141 and SFAS 142 are effective for July 1, 2001 and January 1, 2002, respectively.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria.  SFAS 141 also requires that upon adoption of SFAS 142 a company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  Under SFAS 142, amortization of goodwill, including goodwill and other intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard, and reporting units must be identified for the purpose of assessing potential future impairments of goodwill.  We recognized $102 thousand in goodwill amortization during 2001 prior to our adoption of SFAS 142.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The following are areas that we believe require significant judgments, together with references to the footnote(s) in which each accounting policy is discussed in relation to our business:

•

Deferred Policy Acquisition Costs and Present Value of Future Profits

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred. In connection with our 2002 acquisition of the variable life and annuity business of Valley Forge Life Insurance Company, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired.  This asset is included in deferred acquisition costs (DAC).

We amortize DAC and PFVP based on the related policy’s classification.  For term life insurance policies, DAC is amortized in projected net premiums.  For universal life, variable universal life and accumulation annuities, DAC and PFVP are amortized in proportion to estimated gross profits.  Policies may be surrendered for value or exchanged for a different one of our products (internal replacement);  The DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization of deferred acquisition costs requires the use of various assumptions, estimates and judgments about the future.  Significant assumptions include those concerning expenses, investment performance, mortality and policy cancellations (i.e., lapses, withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.  Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings.  Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred acquisition cost balances.

We regularly evaluate our estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised.  Several assumptions considered to be significant in the development of estimated gross profits include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality.  The separate account fund performance assumption is critical to the development of the estimated gross profits related to our variable annuity and variable and interest-sensitive life insurance businesses.  The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% for the variable annuity business and 6.9% for the variable life business at December 31, 2005.

•

Policy Liabilities and Accruals

See Note 2 to our financial statements in this Form 10-K for information regarding policy liabilities and accruals.

•

Valuation of Debt and Equity Securities

We classify our debt and equity securities held in our general account, as well as those pledged as collateral, as available-for-sale and report them in our balance sheet at fair value.  Fair value is based on quoted market price, where available.  When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2005
by Pricing Source:	Fixed	% of
($ in thousands)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$2,465,766	89%
Priced via matrices	176,390	6%
Priced via broker quotations	63,819	2%
Priced via other methods	36,408	1%
Short-term investments*	47,108	2%
Total	$2,789,491	100%

*Short-term investments are valued at amortized cost, which approximates fair value.

Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings.  The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made.  The new cost basis is not changed for subsequent recoveries in value.  For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities.  When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income.  For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

See Note 3 to our financial statements in this Form 10-K for more information.

•

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ..  The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

We have elected to file a consolidated federal income tax return for 2005 and prior years.  Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or the IRS, to segregate our companies into two groups: life insurance companies and non-life insurance companies.  We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group. These limitations affect the amount of any operating loss carryforwards that we have recorded in our deferred tax assets now or in the future.

As of December 31, 2005, we had deferred tax assets of $7.9 million related to $22.8 million of net operating losses for federal income tax purposes.  The losses are scheduled to expire in 2017.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets after valuation allowance already recorded as of December 31, 2005 and 2004 will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits.  The IRS has examined our consolidated group’s federal income tax returns through 2001.  The IRS is currently examining our federal income tax returns for 2002 and 2003. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded in other liabilities on the balance sheet, are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

See Note 5 to our 2005 financial statements in this Form 10-K for more information related to income taxes.

Statutory Capital and Surplus and Risk-Based Capital

Connecticut Insurance Law requires that Connecticut life insurers report their risk-based capital.  Risk-based capital is based on a formula calculated by applying factors to various asset, premium and statutory reserve items.  The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk.  The Connecticut Insurance Department has regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR) does not exceed certain risk-based capital levels.

The levels of regulatory action, the trigger point and the corrective actions required are summarized below:

Company Action Level – results when Total Adjusted Capital falls below 200% of Authorized Control Level at which point the company must file a comprehensive plan to the state insurance regulators;

Regulatory Action Level – results when Total Adjusted Capital falls below 150% of Authorized Control Level where in addition to the above, insurance regulators are required to perform an examination or analysis deemed necessary and issue a corrective order specifying corrective actions;

Authorized Control Level – results when Total Adjusted Capital falls below 100% of Authorized Control Level risk-based capital as defined by the NAIC where in addition to the above, the insurance regulators are permitted but not required to place the company under regulatory control; and

Mandatory Control Level – results when Total Adjusted Capital falls below 80% of Authorized Control Level where insurance regulators are required to place the company under regulatory control.

At December 31, 2005, our Total Adjusted Capital level was in excess of 300% of Company Action Level.

See Note 10 to our financial statements in this Form 10-K regarding our statutory financial information and regulatory matters.

General Account

The invested assets in our general account are generally of high quality and broadly diversified across fixed income sectors, public and private income securities and individual credits and issuers.  Our investment professionals manage these general account assets in investment segments that support specific product liabilities.  These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them.  Segmentation of assets allows us to manage the risks and measure returns on capital for our various products.

Separate Accounts

Separate account assets are managed in accordance with the specific investment contracts and guidelines relating to our variable products.  We generally do not bear any investment risk on assets held in separate accounts.  Rather, we receive investment management fees based on assets under management.  Assets held in separate accounts are not available to satisfy general account obligations.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of December 31, 2005, our general account debt securities, with a carrying value of

$2,789.5 million, represented 99.7% of total general account investments.  Public debt securities represented 85.5% of total debt securities, with the remaining 14.5% represented by private debt securities.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities.  In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds.  Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns.  The size of our allocation to below investment grade bonds is also constrained by the size of our net worth.  We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn.  Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3.  The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds.  As of December 31, 2005, our total below investment grade securities totaled $221.4 million, or 7.9%, of our total debt security portfolio.  Of that amount, $181.9 million, or 6.5%, of our debt security portfolio was invested in the BB category.  Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $39.5 million, or 1.4%, of our total debt security portfolio.

Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity.  Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date.  Fair value is based on quoted market price, where available.  When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.  Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings.  The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made.  The new cost basis is not changed for subsequent recoveries in value.

Debt Securities by Type and Credit Quality:	As of December 31, 2005
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$124,552	$125,673	$--	$--
State and political subdivision	28,585	28,934	--	--
Foreign government	32,795	32,236	40,617	37,039
Corporate	1,329,770	1,345,901	160,926	164,780
Mortgage-backed	640,224	641,351	7,900	7,995
Other asset-backed	412,161	413,660	11,961	11,974
Total debt securities	$2,568,087	$2,587,755	$221,404	$221,788

Percentage of total debt securities	92.1%	92.1%	7.9%	7.9%

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach has been to create a high level of industry diversification.  The top five industry holdings as of December 31, 2005 in our debt securities portfolio are diversified financial services (5.7%), banking (4.7%), insurance (3.7%), REITs (2.8%),and broker-dealers (2.6%).

Total net unrealized losses on debt securities were $20.1 million (unrealized losses of $44.2 million less unrealized gains of $24.1 million).

At the end of each reporting period, we review our security holdings for potential recognition of an other-than-temporary impairment.  We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny.  We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, greater than six months to 12 months, greater than 12 months to 24 months and greater than 24 months.  This analysis is provided for investment grade and non-investment grade securities and closed block and outside of closed block securities.  Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months.  In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

Our assessment of whether an investment by us in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•

defaulted on payment obligations;

•

declared that it will default at a future point outside the current reporting period;

•

announced that a restructuring will occur outside the current reporting period;

•

severe liquidity problems that cannot be resolved;

•

filed for bankruptcy;

•

a financial condition which suggests that future payments are highly unlikely;

•

deteriorating financial condition and quality of assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities.  Applicable DAC and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2005
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$1,783,478	$835,418	$287,261	$660,799
Total amortized cost	1,827,666	852,651	295,094	679,921
Unrealized losses	$(44,188)	$(17,233)	$(7,833)	$(19,123)
Unrealized losses after offsets	$(4,289)	$(1,105)	$(1,050)	$(2,134)
Unrealized losses over 20% of cost	$(1,222)	$(545)	$--	$(677)
Unrealized losses over 20% of cost after offsets	$(169)	$(121)	$--	$(48)

Investment grade:
Unrealized losses	$(38,633)	$(16,880)	$(5,298)	$(16,455)
Unrealized losses after offsets	$(3,515)	$(1,059)	$(627)	$(1,829)
Unrealized losses over 20% of cost	$(545)	$(545)	$--	$--
Unrealized losses over 20% of cost after offsets	$(121)	$(121)	$--	$--

Below investment grade:
Unrealized losses	$(5,555)	$(353)	$(2,535)	$(2,667)
Unrealized losses after offsets	$(774)	$(46)	$(423)	$(305)
Unrealized losses over 20% of cost	$(677)	$--	$--	$(677)
Unrealized losses over 20% of cost after offsets	$(48)	$--	$--	$(48)

For debt securities with gross unrealized losses, 87.0% of the unrealized losses after offsets pertain to investment grade securities and 13.0% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2005.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we evaluated the factors cited above, which we consider when assessing whether a security is other-than-temporarily impaired.  In making these evaluations, we must exercise considerable judgment.  Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material affect on our financial position and results of operations.  In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk.  The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Liquidity and Capital Resources

In the normal course of business, we enter into transactions involving various types of financial instruments such as debt and equity securities.  These instruments have credit risk and also may be subject to risk of loss due to interest rate and market fluctuations.

Our liquidity requirements principally relate to the liabilities associated with various life insurance and annuity products and operating expenses.  Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals and loans.

Historically, we have used cash flow from operations and investment activities to fund liquidity requirements.  Our principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts.  Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Additional liquidity to meet cash outflows is available from our portfolio of liquid assets.  These liquid assets include substantial holdings of United States government and agency bonds, short-term investments and marketable debt and equity securities.

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal.  We closely monitor our liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, we maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments.  Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds and private placement bonds.  Shorter-term liabilities are matched with investments with short-term and medium-term fixed maturities.

Annuity Actuarial Reserves and Deposit Fund Liability
Withdrawal Characteristics:	As of December 31,
($ in thousands)	2005		2004
	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$25,639	1%	$44,353	1%
Subject to discretionary withdrawal without adjustment	891,259	18%	1,159,526	23%
Subject to discretionary withdrawal with market value adjustment	654,576	14%	677,221	14%
Subject to discretionary withdrawal at contract value less surrender charge	702,492	15%	780,396	16%
Subject to discretionary withdrawal at market value	2,470,791	52%	2,314,277	46%
Total annuity contract reserves and deposit fund liability	$4,744,757	100%	$4,975,773	100%

_______

(1)

Annuity contract reserves and deposit fund liability amounts are reported on a statutory basis, which more accurately reflects the potential cash outflows and include variable product liabilities.  Annuity contract reserves and deposit fund liabilities are monetary amounts that an insurer must have available to provide for future obligations with respect to its annuities and deposit funds.  These are liabilities in our financial statements prepared in conformity with statutory accounting practices.  These amounts are at least equal to the values available to be withdrawn by policyholders.

Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of our annuity contract reserves and deposit fund liabilities are subject to withdrawals.

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount generally up to the cash value of their policies at any time.  As of December 31, 2005, we had approximately $249.4 million in cash values with respect to which policyholders had rights to take policy loans.  The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary.  Policy loans at December 31, 2005 were $8.2 million.

The primary liquidity risks regarding cash inflows from our investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments.  We closely monitor and manage these risks.

We believe that our current and anticipated sources of liquidity are adequate to meet our present and anticipated needs.

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner.  Under current law, we cannot make any dividend distribution during 2006 without prior approval.

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2005
($ in thousands)	Total	2006	2007 – 2008	2009 – 2010	Thereafter
Contractual Obligations
Fixed contractual obligations(1)	$--	$--	$--	$--	$--
Other long-term liabilities(2)	6,768,014	919,069	1,164,790	850,885	3,833,270
Total contractual obligations	$6,768,014	$919,069	$1,164,790	$850,885	$3,833,270

Commercial Commitments
Commitments related to private placements	$14,591	$14,591	$--	$--	$--
Total commercial commitments	$14,591	$14,591	$--	$--	$--

_______

(1)

We have no fixed contractual obligations as all purchases are made by our parent company and the resulting expenses are allocated to us when incurred.

(2)

Policyholder contractual obligations represent estimated benefit payments, net of reinsurance and offset by expected future deposits and premiums on in-force contracts, from life insurance and annuity contracts issued by us.  Future obligations are based on our estimate of future investment earnings, mortality and surrenders. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. Because future obligations anticipate future investment earnings, total policyholder contractual obligations exceed policyholder liabilities on our balance sheet at December 31, 2005.

Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Results of Operations

($ in thousands)	Year Ended December 31,
	2005	2004	Change
REVENUES:
Premiums	$9,521	$7,367	$2,154
Insurance and investment product fees	109,270	83,300	25,970
Investment income, net of expenses	154,374	143,862	10,512
Net realized investment gains (losses)	(10,569)	5,121	(15,690)
Total revenues	262,596	239,650	22,946

BENEFITS AND EXPENSES:
Policy benefits	132,849	136,760	(3,911)
Policy acquisition cost amortization	80,402	45,027	35,375
Other operating expenses	50,493	35,683	14,810
Total benefits and expenses	263,744	217,470	46,274
Income (loss) before income taxes	(1,148)	22,180	(23,328)
Applicable income taxes (benefit)	(3,700)	5,465	(9,165)
Net income	$2,552	$16,715	$(14,163)

2005 vs. 2004

Premiums increased 29% in 2005 over 2004 due to higher sales of our term life insurance products.

Insurance and investment product fees increased 31% in 2005 over 2004 due to higher sales of universal life products in 2005.  We experienced a significant increase in large estate and business planning cases, some of which involved the use of non-recourse premium financing.  In the first quarter of 2006 we affirmed our position that we will not accept sales of policies that employ this type of premium financing and do not contain strong evidence of insurance need and an insurable interest.  We believe our vigilance in monitoring this activity, along with regulatory developments in this area,may impact sales but expect the overall trend in life sales to remain positive in 2006.

Net realized investment gains (losses) worsened to a loss of $10,569 thousand in 2005 compared to a gain of $5,121 thousand in 2004 due to debt impairments and higher realized losses on sales of debt securities, in addition of by lower gains on sales of debt and equity securities.

Amortization of deferred policy acquisition costs increased 79% in 2005 over 2004 due primarily to higher DAC balances, improved investment margins for annuities and the effects of an adjustment or “unlocking” of assumptions.  The unlocking was driven by revised assumptions regarding mortality experience offset by interest rate and spread adjustments for annuities.

Other operating expenses increased 42% in 2005 over 2004 as a result of higher commissions, expenses and premium taxes driven by the increase in universal life new business.

Results of Operations

($ in thousands)	Year Ended December 31,
	2004	2003	Change
REVENUES:
Premiums	$7,367	$5,829	$1,538
Insurance and investment product fees	83,300	65,529	17,771
Investment income, net of expenses	143,862	133,531	10,331
Net realized investment gains	5,121	768	4,353
Total revenues	239,650	205,657	33,993

BENEFITS AND EXPENSES:
Policy benefits	136,760	127,311	9,449
Policy acquisition cost amortization	45,027	20,040	24,987
Other operating expenses	35,683	35,288	395
Total benefits and expenses	217,470	182,639	34,831
Income before income taxes	22,180	23,018	(838)
Applicable income taxes	5,465	8,369	(2,904)
Net income	$16,715	$14,649	$2,066

2004 vs. 2003

Premiums increased 26% in 2004 over 2003 due primarily to higher sales of our term life insurance products.

Insurance and investment product fees increased 27% in 2004 over 2003 primarily due to growth in fee-based funds on deposit.  In addition, fee revenue from our assumed variable universal life and variable annuity blocks of business increased over the prior year.

Net investment income increased 8% in 2004 over 2003 primarily due to an increase in invested assets related to the guaranteed interest account portion of our annuity business.  See policy benefit discussion below for additional information on average account balances.

Net realized investment gains increased $4,353 thousand in 2004 over 2003 due primarily to lower offsets from debt security impairments and higher transaction gains on both debt and equity securities.

Policy benefits increased 7% in 2004 over 2003 primarily due to an increase in net death benefits partially offset by higher interest credited to funds on deposit.

Amortization of deferred policy acquisition costs increased 125% for 2004 from 2003 primarily due to a larger block of business in force and adverse market performance.

Results of Operations

($ in thousands)	Year Ended December 31,
	2003	2002	Change
REVENUES:
Premiums	$5,829	$4,372	$1,457
Insurance and investment product fees	65,529	46,915	18,614
Investment income, net of expenses	133,531	92,472	41,059
Net realized investment gains (losses)	768	(16,167)	16,935
Total revenues	205,657	127,592	78,065

BENEFITS AND EXPENSES:
Policy benefits	127,311	98,915	28,396
Policy acquisition cost amortization	20,040	23,182	(3,142)
Other operating expenses	35,288	27,386	7,902
Total benefits and expenses	182,639	149,483	33,156
Income (loss) before income taxes	23,018	(21,891)	44,909
Applicable income taxes (benefit)	8,369	(8,635)	17,004
Net income (loss)	$14,649	$(13,256)	$27,905

2003 vs. 2002

Premiums increased 33% in 2003 over 2002 due primarily to higher sales of our term life insurance products.

Insurance and investment product fees increased 40% in 2003 over 2002 primarily due to the increase in universal life insurance sales. New deposits collected on universal life products increased by $37.9 million in 2003.  In addition, in 2003, fee revenue from our assumed variable universal life and variable annuity blocks of business increased over 2002.

Net investment income increased 44% in 2003 over 2002 primarily due to an increase in invested assets related to the guaranteed interest account portion of our annuity business.  See policy benefit discussion below for additional information on average account balances.

Net realized investment gains improved to a gain of $768 thousand in 2003 from a loss of $16,167 thousand in 2002 due primarily to lower debt security impairments and higher transaction gains on both debt and equity securities.

Policy benefits increased 29% in 2003 over 2002 primarily due to higher interest credited from higher average funds on deposit in the guaranteed interest account portion of our variable annuity business.  The average guaranteed interest account balances for 2003 and 2002 were $1,874.1 million and $1,367.9 million, respectively.

Amortization of deferred policy acquisition costs decreased 14% in 2003 from 2002.  The decrease resulted from a revision of the long-term market performance assumption and an impairment charge related to the recoverability of the deferred acquisition cost asset of the variable annuity business, both of which occurred in 2002 and did not recur in 2003. This decrease was partially offset by an increase in amortization for universal life and term business from the growth in life insurance inforce.

Other operating expenses increased 29% in 2003 over 2002 due to growth in new business.

Results of Operations

($ in thousands)	Year Ended December 31,
	2002	2001	Change
REVENUES:
Premiums	$4,372	$5,129	$(757)
Insurance and investment product fees	46,915	32,379	14,536
Investment income, net of expenses	92,472	30,976	61,496
Net realized investment losses	(16,167)	(1,196)	(14,971)
Total revenues	127,592	67,288	60,304

BENEFITS AND EXPENSES:
Policy benefits	98,915	39,717	59,198
Policy acquisition cost amortization	23,182	8,477	14,705
Other operating expenses	27,386	15,305	12,081
Total benefits and expenses	149,483	63,499	85,984
Income (loss) before income taxes	(21,891)	3,789	(25,680)
Applicable income taxes (benefit)	(8,635)	539	(9,174)
Net income (loss)	$(13,256)	$3,250	$(16,506)

2002 vs. 2001

Premiums decreased 15% in 2002 over 2001 primarily due to a shift in life insurance sales from term products to universal life products.

The increase in insurance and investment product fees of 45% in 2002 was primarily due to the increase in sales of our universal life products.  New deposits collected on universal life products increased by $35.9 million in 2002.

Net investment income increased 199% in 2002 over 2001 due to an increase in invested assets related to the guaranteed interest account portion of our annuity business.

Net realized investment losses increased $14,971 thousand during 2002 as a result of debt security impairments recognized during the year.  Further, these higher realized losses were only partially offset by realized gains in our debt portfolio.

The increase in policy benefits of 149% in 2002 is primarily due to higher interest credited, resulting from higher average funds on deposit in the guaranteed interest account portion of our variable annuity business.  The average guaranteed interest account balances for 2002 and 2001 were $1,048.5 million and $502.4 million, respectively.

Amortization of deferred policy acquisition costs increased 173% in 2002 over 2001, due to increased sales in the annuity block of business and adverse market performance.  In addition, in 2002, there was a revision of the long-term market performance assumption, and an impairment charge related to the recoverability of the deferred acquisition cost asset of the variable annuity business.

Other operating expenses increased by 79% for 2002.  The increase is primarily due to growth in new business and to lower deferred expenses resulting from lower expected future margins on the guaranteed interest account portion of our annuity business.

Results of Operations

($ in thousands)	Year Ended December 31,
	2001	2000	Change
REVENUES:
Premiums	$5,129	$6,168	$(1,039)
Insurance and investment product fees	32,379	30,098	2,281
Investment income, net of expenses	30,976	9,197	21,779
Net realized investment gains (losses)	(1,196)	116	(1,312)
Total revenues	67,288	45,579	21,709

BENEFITS AND EXPENSES:
Policy benefits	39,717	17,056	22,661
Policy acquisition cost amortization	8,477	15,765	(7,288)
Other operating expenses	15,305	14,006	1,299
Total benefits and expenses	63,499	46,827	16,672
Income (loss) before income taxes	3,789	(1,248)	5,037
Applicable income taxes (benefit)	539	(1,263)	1,802
Net income	$3,250	$15	$3,235

2001 vs. 2000

The decrease in premiums of 17% in 2001 was primarily due to a reduction in sales term life insurance products.  This decline reflects the shift of term insurance business from PHL Variable to another Phoenix insurance subsidiary.

Insurance and investment product fees increased 8% in 2001 over 2000, primarily due to the increase in sales of our universal life products.  New deposits collected on universal life products increased in 2001 by $9.9 million.

The increase in net investment income of 237% in 2001 over 2000 was primarily due to higher average invested assets supporting the growth in variable annuity business.

The increase in policy benefits of 133% in 2001 over 2000 was primarily due to higher interest credited on the guaranteed interest account of variable annuities.

Amortization of deferred policy acquisition costs decreased 46% in 2001, primarily due to a non-recurring adjustment to deferred policy acquisition costs in 2000 related to term insurance.

Other operating expenses increased by 9% in 2001 over 2000.  This increase is related to higher sales of our variable annuity and universal life products.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Enterprise Risk Management

During 2003, PNX implemented a comprehensive, enterprise-wide risk management program under which PHL Variable’s operations are covered.  Early in 2004, PNX appointed a Chief Risk Officer, reporting to the Chief Financial Officer, to oversee all of our risk management activities.  PNX has established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer of PNX, to ensure our risk management principles are followed and our objectives are accomplished.  In addition, PNX has established several management committees overseeing and addressing issues pertaining to all our major risks—product, market and operations—and capital management.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events.  PNX has established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing and measuring operational risks.  This committee meets monthly and has a membership that represents all significant operating, financial and staff departments of PNX.

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices.  We have exposure to market risk through both our investment activities and our insurance operations.  Our investment objective is to maximize after-tax investment return within defined risk parameters.  Our primary sources of investment risk are:

•

interest rate risk, which relates to the market price and cash flow variability associated with changes in market interest rates;

•

credit risk, which relates to the uncertainty associated with the ongoing ability of an obligor to make timely payments of principal and interest; and

•

equity risk, which relates to the volatility of prices for equity and equity-like investments.

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities.  We have developed an integrated process for managing the interaction between product features and market risk.  This process involves our Corporate Finance, Corporate Portfolio Management, Life and Annuity Finance, and Life and Annuity Product Development departments.  These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee, or ALCO, chaired by the Chief Financial Officer.

We also measure, manage and monitor market risk associated with our general account investments, both backing insurance liabilities and supporting surplus.  This process involves our Corporate Portfolio Management personnel and Goodwin Capital Advisors, or Goodwin, the Hartford-based asset management affiliate of PNX.  These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer.  Please refer to the sections that follow, including “Debt and Equity Securities Held in General Account”, for more information on our investment risk exposures.  We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates.  Our exposure to interest rate changes primarily results from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments.  Our insurance liabilities largely comprise traditional and universal life policies and annuity contracts.  Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities, mortgage-backed securities and mortgage loans, most of which are mainly exposed to changes in medium-term and long-term U.S. Treasury rates.

We manage interest rate risk as part of our asset-liability management and product development processes.  Asset-liability management strategies include the segmentation of investments by product line and the construction of investment portfolios designed to satisfy the projected cash needs of the underlying product liabilities.  All asset-liability strategies are approved by the ALCO.  We manage the interest rate risk in portfolio segments by modeling and analyzing asset and product liability durations and projected cash flows under a number of interest rate scenarios.

One of the key measures we use to quantify our interest rate exposure is duration, as a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates.  For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%.  We believe that as of December 31, 2005, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments.  We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the yield curve is a hypothetical rate scenario used to demonstrate potential risk.  While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events.  Although these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results.  These exposures will change as a result of on-going portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

To calculate duration, we project asset and liability cash flows and discount them to a net present value using a risk-free market rate increased for credit quality, liquidity and any other relevant specific risks.  Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

We also manage interest rate risk by emphasizing the purchase of securities that feature prepayment restrictions and call protection.  Our product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products.

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income
Financial Instruments:	As of December 31, 2005
($ in thousands)		-100 Basis		+100 Basis
	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$25,818	$25,839	$25,818	$25,797
Available-for-sale debt securities	2,789,491	2,866,481	2,789,491	2,712,501
Total	$2,815,309	$2,892,320	$2,815,309	$2,738,298

In 1999, we began selling Retirement Planners Edge, or RPE, a no-load variable annuity.  RPE was designed to attract contributions into variable sub-accounts on which we earn mortality and expense fees.  However, the bulk of the funds were allocated to guaranteed interest accounts, or GIAs, which offered a 3% guaranteed interest rate.  We anticipated the liabilities would be of a short duration and with the low level of interest rates, we were unable to invest funds at a rate that guaranteed a spread that covered commissions and interest credited.  In September 2002, we stopped accepting applications for RPE, although existing policyholders have the right to make subsequent cumulative gross deposits up to $1 million per contract.

Annuity Deposit Fund Balances:	As of December 31,
($ in thousands)	2005	2004
Policyholder Deposit Funds
Retirement Planners Edge GIAs	$783.1	$1,072.4
Other variable annuity GIAs	558.2	632.6
Variable annuity GIAs	1,341.3	1,705.0
Fixed annuities	894.1	916.8
Total variable annuity GIAs and fixed annuities	$2,235.4	$2,621.8

The funds in the RPE GIAs decreased by $289.3 million during 2005.  We believe most contract holders currently view RPE as an alternative to money market investments.

Because experience showed that the duration of the RPE liabilities is longer than we had previously assumed, beginning in the second quarter of 2004 we extended the duration of the assets.  In the third quarter of 2005, we shortened the duration of the asset portfolio in response to increasing short-term yields and to higher lapse rates.  The net effect of these changes has been to enhance operating income to the point where this product essentially breaks even.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through Goodwin, we employ a staff of experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information.  These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines.  In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection.  We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

We also manage credit risk through industry and issuer diversification and asset allocation.  Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment-grade rated issuer exposure.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices.  Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of common stocks, mutual funds and other equities.  We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies.  We also manage equity price risk through industry and issuer diversification and asset allocation techniques.

Certain of our annuity products contain guaranteed minimum death benefits.  The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount.  This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values.  To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost.  This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline.  As of December 31, 2005 and 2004, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $74,857 thousand and $114,945 thousand, respectively.  This is our exposure to loss should all of our contractholders have died on either December 31, 2005 or 2004.

Guaranteed Minimum Death Benefit Exposure:
($ in thousands)	2005	2004

Net amount at risk on minimum guaranteed death benefits (before reinsurance)	$203,657	$276,435
Net amount at risk reinsured	128,800	161,490
Net amount at risk on minimum guaranteed death benefits (after reinsurance)	$74,857	$114,945

Weighted-average age of contractholder	61	61

Payments Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoveries:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Death claims payments before reinsurance	$2,088	$3,765	$4,976
Reinsurance recoveries	(802)	(1,436)	(2,943)
Net death claims payments	$1,286	$2,329	$2,033

We establish a reserve for guaranteed minimum death benefits using a methodology consistent with the AICPA SOP No. 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration Contracts and for Separate Accounts.  This reserve is determined using the net amount at risk taking into account estimates for mortality, equity market returns, and voluntary terminations under a wide range of scenarios at December 31, 2005 and 2004.

Reserves Related to Guaranteed Minimum Death Benefits,
Net of Reinsurance Recoverables:	As of December 31,
($ in thousands)	2005	2004

Statutory reserve	$11,889	$12,063
GAAP reserve	9,812	7,783

Certain of our annuity products contain guaranteed minimum living benefits.  These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits.  We have established a hedging program for managing the risk associated with our new guaranteed minimum accumulation and withdrawal benefit features.  As of December 31, 2005, sales of these benefits had not yet created a significant enough exposure to meet our requirement for executing derivative transactions under that hedge program.  We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees.  The statutory reserves for these totaled $3,913 thousand and $1,928 thousand at December 31, 2005 and 2004, respectively.  The GAAP reserves totaled $3,484 thousand and $1,393 thousand at December 31, 2005 and 2004, respectively.

See Note 2 to our financial statements in this Form 10-K for more information regarding DAC.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  Our functional currency is the U.S. dollar.  Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our financial statements at December 31, 2005.

Item 8.

Financial Statements and Supplementary Data

The Financial Statements required by this item are presented beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Conclusion regarding disclosure controls and procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2005.  During this evaluation, management noted that the Company failed to file periodic reports under the Exchange Act for the period from October 1, 2001 through September 30, 2005.  The Company ceased filing these reports during this period based on a mistaken view that the Company’s Exchange Act periodic reporting could be suspended when the Company’s ultimate parent, PNX, began filing its periodic reports under the Exchange Act on August 14, 2001.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not adequate and were ineffective as of December 31, 2005.

Changes in internal control over financial reporting

During the year ended December 31, 2005, we implemented the Hyperion Financial Management System for consolidation and financial reporting.  The implementation of this system is intended to increase operating efficiencies and management believes this system will be an enhancement to the effectiveness of our internal control over financial reporting.  During 2005, we also implemented a new valuation system for estimation of policyholder reserves and the amortization of deferred policy acquisition costs.  The implementation of this system is intended to increase operating efficiencies and management does not expect it to materially affect the effectiveness of our internal control over financial reporting.  There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 11.

Executive Compensation

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 13.

Certain Relationships and Related Transactions

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 14.

Principal Accounting Fees and Services

The following is a description of the fees earned by PricewaterhouseCoopers LLP for services rendered to the Company for each of the six years in the period ended December 31, 2005:

($ in thousands)	2005	2004	2003	2002	2001	2000

Audit fees	$332	$369	$188	$170	$364	$22
Audit-related fees	--	--	--	--	--	--
Tax fees	--	--	--	--	--	--
All other fees	--	--	--		--	--
Total fees	$322	$369	$188	$170	$364	$22

Audit Fees:  Audit fees consist of fees billed for professional service rendered for the annual audits of the Company’s financial statements and the review of the Company’s interim condensed financial statements.  Audit fees also include fees for services that are closely related to the audit, such as consents related to SEC registration statements and audits of the Company’s sponsored separate accounts.

Audit-related Fees:  There were no other audit-related fees incurred during the six years in the period ended December 31, 2005.

All Other Fees:  The Company did not incur any charges from PricewaterhouseCoopers LLP for other services rendered to the Company for matters such as general consulting for the six years in the period ended December 31, 2005.

Audit Committee:  A Special Meeting of the Board of Directors of the Company was held on December 23, 2005.  The Company recommended and the Board established an Audit Committee.  For the fiscal year ended

December 31, 2005, neither the Board of Directors nor the Audit Committee had preapproved any audit, audit recurring or non-audit services.

At the Special Meeting, the Board established a policy to assure the independence of its independent registered public accounting firm.  Prior to each fiscal year, the Audit Committee will receive a written report from PwC describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year.  The Audit Committee may approve the scope and fees not only for the proposed audit, but also for various recurring audit-related services.  For services of its independent registered public accounting firm that are neither audit-related nor recurring, a Company vice president may submit in writing a request to the Company’s internal auditor, accompanied by approval of the Company’s Chief Financial Officer or Chief Accounting Officer.  The Audit Committee may pre-approve the requested service as long as it is not a prohibited non-audit service and the performance of such service would be consistent with all applicable rules on auditor independence.  The Audit Committee may also delegate pre-approval authority to one or more of its members.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Form 10-K include:

1.

Financial Statements.  The financial statements listed in Part II and under Supplemental Information in the Table of Contents to this Form 10-K are filed as part of this Form 10-K;

2.

Financial Statement Schedules.  All financial statement schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto; and

3.

Exhibits.

i.

Those items listed in the Exhibit Index in Section E of this report which are marked with an (*) are filed with this report.

*    *    *    *    *

We make our periodic and current reports available, free of charge, on our website, at www.PhoenixWealthManagement.com, in the Investor Relations section, as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHL Variable Insurance Company

(Registrant)

Dated:	March 31, 2006	By: /s/ Philip K. Polkinghorn
Philip K. Polkinghorn
President
(Principal Executive Officer)

Dated:	March 31, 2006	By: /s/ Michael E. Haylon
Michael E. Haylon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 31, 2006	By: /s/ Katherine P. Cody
Katherine P. Cody
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 31, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael E. Haylon	/s/ Mitchell R. Katcher
Michael E. Haylon, Director	Mitchell R. Katcher, Director

/s/ Philip K. Polkinghorn	/s/ James D. Wehr
Philip K. Polkinghorn, Director	James D. Wehr, Director

EXHIBIT INDEX

Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation (as amended and restated effective May 31, 1994)*

3.2	Bylaws of PHL Variable Life Insurance Company (as amended and restated effective May 16, 2002)*

10.1

Services Agreement effective as of January 1, 1995 by and among PHL Variable Insurance Company, Phoenix Life Insurance Company, American Life and Reassurance Company, Phoenix American Life Insurance Company and Phoenix Home Life Mutual Insurance Company*

10.2	Investment Management Agreement effective as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc.*

10.3	Amendment #1 (effective as of January 1, 1998) to the Investment Management Agreement dated as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc.*

10.4	Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries*

10.5	Amendment #1 (effective as of January 1, 2006) to the Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries*

31.1	Certification of Philip K. Polkinghorn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Philip K. Polkinghorn, Chief Executive Officer and Michael E. Haylon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.

E-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

   PHL Variable Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income and changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the Company) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 22, 2006

PHL Variable Insurance Company

Balance Sheet

($ in thousands, except share data)

December 31, 2005 and 2004

	2005	2004

ASSETS:
Available-for-sale debt securities, at fair value	$2,789,491	$3,075,379
Available-for-sale equity securities, at fair value	--	261
Policy loans, at unpaid principal balances	8,171	2,486
Other invested assets	1,129	4,393
Total investments	2,798,791	3,082,519
Cash and cash equivalents	25,818	39,598
Accrued investment income	30,837	27,353
Deferred policy acquisition costs	529,315	433,458
Receivable from related parties	31,119	1,559
Other general account assets	25,354	37,653
Separate account assets	2,537,685	2,413,571
Total assets	$5,978,919	$6,035,711

LIABILITIES:
Policyholder deposit funds	$2,256,129	$2,627,920
Policy liabilities and accruals	490,143	350,851
Deferred income taxes	72,457	63,402
Payable to related parties	71,629	11,722
Other general account liabilities	10,284	19,884
Separate account liabilities	2,537,685	2,413,571
Total liabilities	5,438,327	5,487,350

CONTINGENT LIABILITIES (Note 11)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	503,234
Retained earnings	35,463	32,911
Accumulated other comprehensive income (loss)	(605)	9,716
Total stockholder’s equity	540,592	548,361
Total liabilities and stockholder’s equity	$5,978,919	$6,035,711

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

REVENUES:
Premiums	$9,521	$7,367	$5,829
Insurance and investment product fees	109,270	83,300	65,529
Investment income, net of expenses	154,374	143,862	133,531
Net realized investment gains (losses)	(10,569)	5,121	768
Total revenues	262,596	239,650	205,657

BENEFITS AND EXPENSES:
Policy benefits	132,849	136,760	127,311
Policy acquisition cost amortization	80,402	45,027	20,040
Other operating expenses	50,493	35,683	35,288
Total benefits and expenses	263,744	217,470	182,639
Income (loss) before income taxes	(1,148)	22,180	23,018
Applicable income taxes (benefit)	(3,700)	5,465	8,369
Net income	$2,552	$16,715	$14,649

FEES PAID TO RELATED PARTIES (Notes)
COMPREHENSIVE INCOME:
Net income	$2,552	$16,715	$14,649
Net unrealized investment gains (losses)	(9,986)	(14,802)	2,561
Net unrealized derivative instruments losses	(335)	(336)	(335)
Other comprehensive income (loss)	(10,321)	(15,138)	2,226
Comprehensive income (loss)	$(7,769)	$1,577	$16,875

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$--	$19,000	$40,000

RETAINED EARNINGS:
Net income	2,552	16,715	14,649

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	(10,321)	(15,138)	2,226

Change in stockholder’s equity	(7,769)	20,577	56,875
Stockholder’s equity, beginning of year	548,361	527,784	470,909
Stockholder’s equity, end of year	$540,592	$548,361	$527,784

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company

Statement of Cash Flows

($ in thousands)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$2,552	$16,715	$14,649
Net realized investment (gains) losses	10,569	(5,121)	(768)
Investment (gains) losses	(15,293)	(5,634)	6,876
Deferred income taxes	14,613	15,627	15,734
Increase in deferred policy acquisition costs	(56,634)	(61,761)	(100,542)
Increase in policy liabilities and accruals	157,885	135,384	126,059
Other assets and other liabilities change	34,725	(19,262)	32,352
Cash from operating activities	148,417	75,948	94,360

INVESTING ACTIVITIES:
Investment purchases	(1,148,093)	(1,506,835)	(2,068,268)
Investment sales, repayments and maturities	1,357,687	1,503,161	1,338,495
Cash from (for) investing activities	209,594	(3,674)	(729,773)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	236,099	365,166	928,973
Policyholder deposit fund withdrawals	(607,890)	(497,814)	(725,834)
Capital contributions from parent	--	19,000	40,000
Cash from (for) financing activities	(371,791)	(113,648)	243,139
Change in cash and cash equivalents	(13,780)	(41,374)	(392,274)
Cash and cash equivalents, beginning of year	39,598	80,972	473,246
Cash and cash equivalents, end of year	$25,818	$39,598	$80,972

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company

Notes to Financial Statements

Years Ended December 31, 2005, 2004 and 2003

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.  Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies and changed its name to Phoenix Life Insurance Company. We have reclassified certain amounts for 2004 and 2003 to conform with 2005 presentation.

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities, and accruals for deferred taxes.  Significant accounting policies are presented throughout these notes.

New accounting pronouncements

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97.  The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We will adopt SOP 05-1 on January 1, 2007.  We are currently assessing the impact of SOP 05-1 on our financial position and results of operations.

Other-Than-Temporary Impairments:  FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1, is effective for reporting periods beginning after December 15, 2005.  Earlier application is permitted.  FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, does not have a material effect on our financial statements.

Nontraditional Long-Duration Contracts and Separate Accounts:  Effective January 1, 2004, we adopted the AICPA’s Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1.  SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our financial statements.

2.

Operating Activities

Premium and fee revenue and related expenses

Revenues for annuity and universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period.  Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to fund values.  We recognize premiums for long-duration life insurance products as revenue when due from policyholders.  We recognize life insurance premiums for short-duration life insurance products as premium revenue pro rata over the related contract periods. We match benefits, losses and related expenses with premiums over the related contract periods.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide additional capacity for growth.

We recognize assets and liabilities related to reinsurance ceded contracts on a gross basis.  The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect.  Failure of the reinsurers to honor their obligations could result in losses to us; consequently, estimates are established for amounts deemed or estimated to be uncollectible.  To minimize our exposure to significant losses from reinsurance insolvencies, we regularly evaluate the financial condition of our reinsurers.

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•

We reinsure 50% to 90% of the mortality risk for certain issues of term and universal life policies.

•

We reinsure 100% of the excess death benefits for most variable annuity policies issued through December 31, 1999, including subsequent deposits.

Direct Business and Reinsurance:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Direct premiums	$55,277	$43,348	$30,404
Premiums ceded to reinsurers	(45,756)	(35,981)	(24,575)
Premiums	$9,521	$7,367	$5,829

Direct policy benefits incurred	$15,538	$37,846	$19,031
Policy benefits assumed from reinsureds	381	286	160
Policy benefits ceded to reinsurers	(9,572)	(26,767)	(12,829)
Policy benefits	$6,347	$11,365	$6,362

Direct life insurance in-force	$41,566,483	$30,623,344	$20,518,533
Life insurance in-force assumed from reinsureds	135,447	155,964	168,788
Life insurance in-force ceded to reinsurers	(30,459,568)	(23,057,775)	(15,544,504)
Life insurance in-force	$11,242,362	$7,721,533	$5,142,817
Percentage of amount assumed to net insurance in-force	1.20%	2.02%	3.28%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $126.5 million, $125.4 million and $121.0 million, net of reinsurance, for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.  In connection with our 2002 acquisition of the variable life and annuity business of Valley Forge Life Insurance Company, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired.  This asset is included in deferred acquisition costs (DAC).

We amortize DAC and PVFP based on the related policy’s classification.  For term life insurance policies, DAC is amortized in proportion to projected net premiums.  For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits.  Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future.  The primary assumptions are expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.  Changes in estimated gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings.  Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

During 2005, amortization of DAC was increased by an adjustment, or “unlocking” of assumptions.  The unlocking was driven by revised assumptions regarding mortality experience offset by interest rate and spread adjustments for annuities.

Activity in Deferred Policy Acquisition Costs:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Direct acquisition costs deferred, excluding acquisitions	$137,036	$106,788	$120,582
Recurring costs amortized to expense	(86,608)	(45,027)	(20,040)
Credit related to investment gains or losses	6,206	--	--
Offsets to net unrealized investment gains or losses included in other comprehensive income (Note 3)	39,223	(912)	16,390
Change in deferred policy acquisition costs	95,857	60,849	116,932
Deferred policy acquisition costs, beginning of year	433,458	372,609	255,677
Deferred policy acquisition costs, end of year	$529,315	$433,458	$372,609

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products.  We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force.  Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit method which is the sum of the account balance, unearned revenue liability and liability for minimum policy benefits.  Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net level premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders.  We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 3.00% to 5.25% as of December 31, 2005, less administrative and mortality charges.

Certain of our annuity products contain guaranteed minimum death benefits.  The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount.  This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values.  As of December 31, 2005 and 2004, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $74.9 million and $114.9 million, respectively, for which we had established reserves, net of reinsurance recoverables, of $9.8 million and $7.8 million, respectively.

Policyholder deposit funds

Policyholder deposit funds consist of annuity deposits received from customers and investment earnings on their fund balances, which range from 3.0% to 10.0%, less administrative charges.

Fair value of investment contracts

We determine the fair value of deferred annuities with an interest guarantee of one year or less at the amount of the policy reserve.  In determining the fair value of deferred annuities with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

3.

Investing Activities

Debt and equity securities

We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value.  Fair value is based on quoted market price, where available.  When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities).

Fair Value and Cost of Debt Securities:	As of December 31,
($ in thousands)	2005		2004
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$124,552	$125,673	$65,485	$64,850
State and political subdivision	28,585	28,934	45,028	44,717
Foreign government	73,412	69,275	73,572	69,137
Corporate	1,490,696	1,510,681	1,674,157	1,657,987
Mortgage-backed	648,124	649,346	665,778	652,781
Other asset-backed	424,122	425,634	551,359	551,368
Debt securities	$2,789,491	$2,809,543	$3,075,379	$3,040,840

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities.  When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income.  For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

We owned no non-income producing debt securities as of December 31, 2005 or 2004.

Fair Value and Cost of Equity Securities:	As of December 31,
($ in thousands)	2005		2004
	Fair Value	Cost	Fair Value	Cost

Mutual fund seed investments	$--	$--	$63	$39
Other equity securities	--	--	198	227
Equity securities	$--	$--	$261	$266

Gross and Net Unrealized Gains (Losses) from	As of December 31,
Debt and Equity Securities:	2005		2004
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$369	$(1,490)	$878	$(243)
State and political subdivision	239	(588)	721	(410)
Foreign government	4,539	(402)	4,565	(130)
Corporate	10,796	(30,781)	30,610	(14,440)
Mortgage-backed	6,141	(7,363)	14,805	(1,808)
Other asset-backed	2,052	(3,564)	4,660	(4,669)
Debt securities gains and losses	$24,136	$(44,188)	$56,239	$(21,700)
Equity securities gains and losses	$--	$--	$24	$(29)
Debt and equity securities net gains (losses)	$(20,052)		$34,534

Aging of Temporarily Impaired General	As of December 31, 2005
Account Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$62,372	$(714)	$33,369	$(776)	$95,741	$(1,490)
State and political subdivision	7,854	(15)	16,067	(573)	23,921	(588)
Foreign government	14,877	(269)	4,834	(133)	19,711	(402)
Corporate	651,536	(18,520)	340,112	(12,261)	991,648	(30,781)
Mortgage-backed	245,240	(3,751)	165,412	(3,612)	410,652	(7,363)
Other asset-backed	140,801	(1,797)	101,004	(1,767)	241,805	(3,564)
Debt securities	$1,122,680	$(25,066)	$660,798	$(19,122)	$1,783,478	$(44,188)
Common stock	--	--	--	--	--	--
Total temporarily impaired securities	$1,122,680	$(25,066)	$660,798	$(19,122)	$1,783,478	$(44,188)

Below investment grade	$72,000	$(2,888)	$40,186	$(2,667)	$112,186	$(5,555)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(469)		$(305)		$(774)

All of these securities are considered to be temporarily impaired at December 31, 2005 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Aging of Temporarily Impaired General	As of December 31, 2004
Account Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$29,470	$(243)	$--	$--	$29,470	$(243)
State and political subdivision	12,280	(227)	4,151	(183)	16,431	(410)
Foreign government	--	--	4,833	(130)	4,833	(130)
Corporate	484,913	(11,468)	76,796	(2,972)	561,709	(14,440)
Mortgage-backed	242,502	(1,689)	18,780	(119)	261,282	(1,808)
Other asset-backed	259,871	(2,355)	9,853	(2,314)	269,724	(4,669)
Debt securities	$1,029,036	$(15,982)	$114,413	$(5,718)	$1,143,449	$(21,700)
Common stock	--	--	--	(29)	--	(29)
Total temporarily impaired securities	$1,029,036	$(15,982)	$114,413	$(5,747)	$1,143,449	$(21,729)

Below investment grade	$36,729	$(953)	$10,934	$(2,325)	$47,663	$(3,278)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(355)		$(455)		$(810)

All of these securities are considered to be temporarily impaired at December 31, 2004 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures, for variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

Other investments primarily include a partnership interest which we do not control and seed money in separate accounts. The partnership interest is an investment in a hedge fund of funds in which we do not have control or a majority ownership interest.  The interest is recorded using the equity method of accounting.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2005 and 2004, we had on deposit securities with a fair value of $8.4 million and $7.3 million, respectively, in insurance department special deposit accounts.  We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net investment income and net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions on a first-in first-out basis and when declines in the fair value of debt and equity securities are considered to be other-than-temporary.  The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made and the new cost basis is not changed for subsequent recoveries in value.  Applicable income taxes, which offset realized investment gains and losses, are reported separately as components of net income.

Sources of Net Investment Income:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Debt securities	$154,607	$145,354	$132,101
Equity securities	2	44	478
Other investments	183	178	931
Policy loans	479	122	140
Cash and cash equivalents	1,061	1,000	2,679
Total investment income	156,332	146,698	136,329
Less: Investment expenses	1,958	2,836	2,798
Net investment income	$154,374	$143,862	$133,531

Sources of Realized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2005	2004	2003

Debt security impairments	$(2,651)	$--	$(8,113)
Debt security transaction gains	1,764	6,015	9,615
Debt security transaction losses	(9,254)	(3,581)	(2,411)
Equity security transaction gains	26	2,286	3,993
Equity security transaction losses	(13)	--	(1,354)
Other investment transaction gains (losses)	(441)	402	(960)
Cash equivalent transaction losses	--	(1)	(2)
Net transaction gains (losses)	(7,918)	5,121	8,881
Net realized investment gains (losses)	$(10,569)	$5,121	$768

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale.  These gains and losses are reported as a component of other comprehensive income net of applicable deferred income taxes.

Sources of Net Changes in Unrealized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2005	2004	2003

Debt securities	$(54,591)	$(19,782)	$(11,311)
Equity securities	5	(1,953)	695
Other investments	--	(125)	(1,833)
Net changes in unrealized investment gains (losses)	$(54,586)	$(21,860)	$(12,449)

Net unrealized investment losses	$(54,586)	$(21,860)	$(12,449)
Applicable deferred policy acquisition costs (Note 2)	(39,223)	912	(16,390)
Applicable deferred income taxes (benefit)	(5,377)	(7,970)	1,380
Offsets to net unrealized investment losses	(44,600)	(7,058)	(15,010)
Net changes in unrealized investment gains (losses) included in other comprehensive income	$(9,986)	$(14,802)	$2,561

Investing cash flows

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Debt security purchases	$(1,139,974)	$(1,505,651)	$(2,050,231)
Equity security purchases	--	(40)	(8,619)
Other invested asset purchases	(2,434)	(411)	(9,000)
Policy loan advances, net	(5,685)	(733)	(418)
Investment purchases	$(1,148,093)	$(1,506,835)	$(2,068,268)

Debt securities sales	$873,995	$886,091	$484,329
Debt securities maturities and repayments	477,568	591,962	817,792
Equity security sales	279	8,798	36,374
Other invested asset sales	5,845	16,310	--
Investment sales, repayments and maturities	$1,357,687	$1,503,161	$1,338,495

The maturities of debt securities, by contractual sinking fund payment and maturity are summarized in the following table. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Cost and Fair Value of Debt Securities by Maturity:	Cost	Fair Value
($ in thousands)	as of	as of
	Dec 31, 2005	Dec 31, 2005

Due in one year or less	$174,223	$173,578
Due after one year through five years	988,445	975,839
Due after five years through ten years	541,851	538,591
Due after ten years	1,105,024	1,101,483
Total	$2,809,543	$2,789,491

4.

Separate Account Assets and Liabilities

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder.  Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations.  Our separate account products include variable annuities and variable life insurance contracts.

Separate account assets and liabilities are carried at market value.  Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses.  Fees assessed to the contractholders for management services are included in revenues when services are rendered.

5.

Income Taxes

We recognize income tax expense or benefit based upon amounts reported in the financial statements and the provisions of currently enacted tax laws.  We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns.  We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryforwards.  Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases.  If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized.

In accordance with an income tax sharing agreement with The Phoenix Companies, we compute the provision for federal income taxes as if we were filing a separate federal income tax return, except that benefits arising from income tax credits and net operating losses are allocated to those subsidiaries producing such attributes to the extent they are utilized in The Phoenix Companies’ consolidated federal income tax return.

Allocation of Income Taxes:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Income tax expense (benefit) attributable to:
Current	$(18,313)	$(10,162)	$(7,366)
Deferred	14,613	15,627	15,735
Net income (loss)	(3,700)	5,465	8,369
Other comprehensive income (loss)	(5,558)	(8,151)	1,199
Comprehensive income (loss)	$(9,258)	$(2,686)	$9,568

Income taxes recovered	$(14,288)	$(3,450)	$(51,107)

Reconciliation of Statutory Tax Rate to Effective Tax Rate:	Year Ended December 31,
($ in thousands)	2005	2004	2003

Income before income taxes	$(1,148)	$22,180	$23,018
Income taxes at statutory rate of 35.0%	(402)	7,763	8,056
Tax (benefit) attributable to tax-advantaged investment income	(2,924)	(2,264)	360
Tax interest	(378)	--	--
Other, net	4	(34)	(47)
Applicable income taxes (benefit)	$(3,700)	$5,465	$8,369
Effective income tax (benefit) rates	(332.3)%	24.6%	36.4%

Deferred Income Tax Assets (Liabilities) Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2005	2004

Deferred income tax assets:
Future policyholder benefits	$64,692	$48,756
Unearned premiums / deferred revenues	7,482	5,983
Net operating loss carryover benefits	7,970	23,618
Other	1,137	1,041
Gross deferred income tax assets	81,281	79,398
Deferred tax liabilities:
Deferred policy acquisition costs	150,281	133,372
Employee benefits	1,907	--
Investments	1,550	9,428
Gross deferred income tax liabilities	153,738	142,800
Deferred income tax liability	$72,457	$63,402

We are included in the life/non-life consolidated federal income tax return filed by The Phoenix Companies.  Within the consolidated tax return, The Phoenix Companies is required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies.  There are limitations as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group.  These limitations may affect the amount of any operating loss carryforwards that we have now or in the future.

At December 31, 2005, we had net operating loss carryforwards of $22.8 million for federal income tax purposes, which expire in 2017.  We believe that the tax benefits of these losses will be fully realized before their expiration.  As a result, no valuation allowance has been recorded against the deferred income tax asset resulting from the net operating losses.

We have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at December 31, 2005 and 2004 will be realized.

As of December 31, 2005, we had current taxes payable of $819 thousand.

6.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process.  The expenses allocated to us were $108,701 thousand, $82,050 thousand and $86,499 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.  Amounts payable to Phoenix Life were $40,838 thousand and $5,432 thousand as of December 31, 2005 and 2004, respectively.

We provide premium processing services for Phoenix Life, wherein we receive premium payments on Phoenix Life annuity contracts, and forward those payments to Phoenix Life.  In connection with this service, at December 31, 2005 and 2004, we had premiums due to Phoenix Life of $16,468 thousand and $62 thousand, respectively.  We do not charge any fees for this service.

We also provide premium processing services for Phoenix Life and Annuity, a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive premium payments on certain Phoenix Life and Annuity contracts, and forward those payments to Phoenix Life and Annuity.  In connection with this service, at December 31, 2005 and 2004, we had amounts due to Phoenix Life and Annuity of $1,235 thousand and $374 thousand, respectively.  We do not charge any fees for this service.

Phoenix Life provides payment processing services to us for life insurance policies.  In connection with this service, at December 31, 2005 and 2004, we had policy-related receivables of $31,119 thousand and $1,559 thousand, respectively. Phoenix Life does not charge us for these services.

Phoenix Investment Partners Ltd., an indirect wholly-owned subsidiary of The Phoenix Companies, through its affiliated registered investment advisors, provides investment advisory services to us for a fee.  Investment advisory fees incurred by us for management of general account assets under this arrangement were $2,993 thousand, $2,810 thousand and $2,798 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.  Amounts payable to the affiliated investment advisors were $0 thousand and $67 thousand, as of December 31, 2005 and 2004, respectively.  Variable product separate account fees were $697 thousand, $1,120 thousand and $1,661 thousand for 2005, 2004 and 2003, respectively.

Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of Phoenix Investment Partners Ltd., is the principal underwriter of our annuity contracts.  Until May 31, 2004, contracts could be purchased through registered representatives of our former affiliate, W.S. Griffith Securities, Inc. (Griffith).  Other outside broker-dealers are licensed to sell our annuity contracts as well.  We incurred commissions for contracts underwritten by PEPCO of $35,422 thousand, $39,491 thousand and $36,247 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Amounts payable to PEPCO were $1,981 thousand and $2,735 thousand as of December 31, 2005 and 2004, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products.  Commissions paid by Phoenix Life on our behalf were $54,927 thousand, $28,962 thousand and $33,795 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.  Amounts receivable from Phoenix Life were $11,108 thousand and $3,119 thousand as of December 31, 2005 and 2004, respectively.

Until May 31, 2004, Griffith, formerly an indirect wholly-owned subsidiary of The Phoenix Companies, sold certain of our non-participating life insurance products through its insurance agents.  Concessions paid by us for products sold through Griffith were $96 thousand for the five months ended May 31, 2004 and $429 thousand for the year ended December 31, 2003.

Effective May 31, 2004, The Phoenix Companies sold Griffith to an unrelated third party.

7.

Employee Benefit Plans and Employment Agreements

The Phoenix Companies has a non-contributory, defined benefit pension plan covering substantially all of its employees and those of its subsidiaries.  Retirement benefits are a function of both years of service and level of compensation.  The Phoenix Companies also sponsors a non-qualified supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to the Internal Revenue Code.  The Phoenix Companies’ funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions are intended to provide for benefits attributable not only to service to date, but to service expected to be conferred in the future.

The Phoenix Companies sponsors pension and savings plans for its employees, and employees and agents of its subsidiaries.  The qualified plans comply with requirements established by ERISA and excess benefit plans provide for that portion of pension obligations, which is in excess of amounts permitted by ERISA.  The Phoenix Companies also provides certain health care and life insurance benefits for active and retired employees.  We incur applicable employee benefit expenses through the process of cost allocation by The Phoenix Companies.

In addition to its pension plans, The Phoenix Companies currently provides certain health care and life insurance benefits to retired employees, spouses and other eligible dependents through various plans which it sponsors.  A substantial portion of The Phoenix Companies’ affiliate employees may become eligible for these benefits upon retirement. The health care plans have varying co-payments and deductibles, depending on the plan.  These plans are unfunded.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is not separately calculated for our participation in the plans.  The Phoenix Companies, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.  The amount of such allocated benefits is not significant to the financial statements.

8.

Other Comprehensive Income

We record unrealized gains and losses on available-for-sale securities and effective portions of the gains or losses on derivative instruments designated as cash flow hedges in accumulated other comprehensive income.  Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income until the related securities are sold, reclassified or deemed to be impaired.  The effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings in the same period in which the hedged transaction affects earnings.  If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

Sources of Other Comprehensive Income:	Year Ended December 31,
($ in thousands)	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(64,713)	$(16,569)	$(17,140)	$(11,734)	$(2,606)	$8,959
Net realized investment losses on available-for-sale securities included in net income	10,127	6,583	(4,720)	(3,068)	(9,843)	(6,398)
Net unrealized investment gains (losses)	(54,586)	(9,986)	(21,860)	(14,802)	(12,449)	2,561
Net unrealized derivative instruments losses	(516)	(335)	(517)	(336)	(516)	(335)
Other comprehensive income (loss)	(55,102)	$(10,321)	(22,377)	$(15,138)	(12,965)	$2,226
Applicable deferred policy acquisition cost amortization	(39,223)		912		(16,390)
Applicable deferred income taxes (benefit)	(5,558)		(8,151)		1,199
Offsets to other comprehensive income	(44,781)		(7,239)		(15,191)
Other comprehensive income (loss)	$(10,321)		$(15,138)		$2,226

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2005		2004
($ in thousands)	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(17,550)	$(1,412)	$37,036	$8,573
Unrealized gains on derivative instruments	1,241	807	1,757	1,143
Accumulated other comprehensive income	(16,309)	$(605)	38,793	$9,716
Applicable deferred policy acquisition costs	(15,378)		23,845
Applicable deferred income taxes	(326)		5,232
Offsets to other comprehensive income	(15,704)		29,077
Accumulated other comprehensive income	$(605)		$9,716

9.

Fair Value of Financial Instruments and Derivative Instruments

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values	As of December 31,
of Financial Instruments:	2005		2004
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$25,818	$25,818	$39,598	$39,598
Debt securities	2,789,491	2,789,491	3,075,379	3,075,379
Equity securities	--	--	261	261
Policy loans	8,171	8,171	2,486	2,486
Financial assets	$2,823,480	$2,823,480	$3,117,724	$3,117,724

Investment contracts	$2,256,129	$2,250,695	$2,627,920	$2,644,127
Financial liabilities	$2,256,129	$2,250,695	$2,627,501	$2,643,708

Derivative instruments

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates.  Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments.

All derivative instruments are recognized on the balance sheet at fair value.  Generally, each derivative is designated according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

Cash flow hedges are generally accounted for under the shortcut method with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded in accumulated other comprehensive income.  The effective portion of changes in fair values of derivatives hedging the variability of cash flows related to forecasted transactions are reported in accumulated other comprehensive income and reclassified into earnings in the periods during which earnings are affected by the variability of the cash flows of the hedged item.

We recognized an after-tax loss of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003 (reported as other comprehensive income in Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets.  For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income.  Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings.  For the years 2005, 2004 and 2003, we reclassified after-tax gains of $0.3 million, $0.3 million and $0.3 million, respectively, into earnings related to these same derivatives.

We held no positions in derivative instruments at December 31, 2005 and 2004.

10.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.  There were no material practices not prescribed by the State of Connecticut Insurance Department as of December 31, 2005, 2004 and 2003.  Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, “Income Taxes”, which limits deferred tax assets based on admissibility tests.

Statutory Financial Data:	As of or For the Year Ended December 31,
($ in thousands)	2005	2004	2003

Statutory capital and surplus	$264,825	$245,831	$240,750
Asset valuation reserve	5,575	7,370	1,249
Statutory capital, surplus and asset valuation reserve	$270,400	$253,201	$241,999
Statutory gain (loss) from operations	$12,251	$(2,574)	$(37,237)
Statutory net income (loss)	$12,749	$(3,254)	$(37,387)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner.  Under current law, we cannot make any dividend distribution during 2006 without prior approval.

11.

Contingent Liabilities

We are regularly involved in litigation and arbitration both as a defendant and as a plaintiff.  The litigation naming us as a defendant ordinarily involves our activities as an insurer, investor or taxpayer.  In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws and securities laws.  While it is not feasible to predict or determine the ultimate outcome of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition.  However, given the large or indeterminate amounts sought in certain of these matters and litigation’s inherent unpredictability, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows.

12.

Other Commitments

During the normal course of business, we enter into agreements to purchase private placement investments.  As of December 31, 2005, we had committed $14,591 thousand under such investments, all of which is expected to be disbursed by December 31, 2006.

PHL Variable

Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Financial Statements

December 31, 2004 and 2003

Page

Report of Independent Registered Public Accounting Firm	FA-3

Balance Sheet as of December 31, 2004 and 2003	FA-4

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity for the years ended December 31, 2004, 2003 and 2002	FA-5

Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002	FA-6

Notes to Financial Statements	FA-7 – FA-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
   PHL Variable Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income and changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 8, 2005

PHL VARIABLE INSURANCE COMPANY

Balance Sheet

($ amounts in thousands, except share data)

December 31, 2004 and 2003

	2004	2003

ASSETS:
Available-for-sale debt securities, at fair value	$3,075,379	$3,087,957
Available-for-sale equity securities, at fair value	261	8,687
Policy loans, at unpaid principal balances	2,486	1,753
Other invested assets	4,393	20,314
Total investments	3,082,519	3,118,711
Cash and cash equivalents	39,598	80,972
Accrued investment income	27,353	26,817
Deferred policy acquisition costs	433,458	372,609
Other general account assets	37,653	23,611
Separate account assets	2,413,571	2,010,134
Total assets	$6,034,152	$5,632,854

LIABILITIES:
Policyholder deposit funds	$2,627,920	$2,760,567
Policy liabilities and accruals	350,851	235,484
Deferred income taxes	63,402	55,926
Other general account liabilities	30,047	42,959
Separate account liabilities	2,413,571	2,010,134
Total liabilities	5,485,791	5,105,070

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	484,234
Retained earnings	32,911	16,196
Accumulated other comprehensive income	9,716	24,854
Total stockholder’s equity	548,361	527,784
Total liabilities and stockholder’s equity	$6,034,152	$5,632,854

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ amounts in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

REVENUES:
Premiums	$7,367	$5,829	$4,372
Insurance and investment product fees	83,300	65,529	46,915
Investment income, net of expenses	143,862	133,531	92,472
Net realized investment gains (losses)	5,121	768	(16,167)
Total revenues	239,650	205,657	127,592

BENEFITS AND EXPENSES:
Policy benefits	136,760	127,311	98,915
Policy acquisition cost amortization	45,027	20,040	23,182
Other operating expenses	35,683	35,288	27,386
Total benefits and expenses	217,470	182,639	149,483
Income (loss) before income taxes	22,180	23,018	(21,891)
Applicable income taxes (benefit)	5,465	8,369	(8,635)
Net income (loss)	$16,715	$14,649	$(13,256)

COMPREHENSIVE INCOME:
Net income (loss)	$16,715	$14,649	$(13,256)
Net unrealized investment gains (losses)	(14,802)	2,561	18,522
Net unrealized derivative instruments gains (losses)	(336)	(335)	2,147
Other comprehensive income (loss)	(15,138)	2,226	20,669
Comprehensive income	$1,577	$16,875	$7,413

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$19,000	$40,000	$259,370

RETAINED EARNINGS:
Net income (loss)	16,715	14,649	(13,256)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	(15,138)	2,226	20,669

Change in stockholder’s equity	20,577	56,875	266,783
Stockholder’s equity, beginning of year	527,784	470,909	204,126
Stockholder’s equity, end of year	$548,361	$527,784	$470,909

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company

Statement of Cash Flows

($ amounts in thousands)

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$16,715	$14,649	$(13,256)
Net realized investment (gains) losses	(5,121)	(768)	16,167
Investment (gains) losses	(5,634)	6,876	22,671
Deferred income taxes	15,627	15,734	438
Increase in deferred policy acquisition costs	(61,761)	(100,542)	(128,164)
Increase in policy liabilities and accruals	135,384	126,059	66,632
Other assets and other liabilities net change	(19,262)	32,352	(63,659)
Cash from (for) operating activities	75,948	94,360	(99,171)

INVESTING ACTIVITIES:
Investment purchases	(1,506,835)	(2,068,268)	(1,753,350)
Investment sales, repayments and maturities	1,503,161	1,338,495	414,195
Cash (for) investing activities	(3,674)	(729,773)	(1,339,155)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	365,166	928,973	2,072,129
Policyholder deposit fund withdrawals	(497,814)	(725,834)	(591,371)
Capital contributions from parent	19,000	40,000	259,370
Cash from (for) financing activities	(113,648)	243,139	1,740,128
Change in cash and cash equivalents	(41,374)	(392,274)	301,802
Cash and cash equivalents, beginning of year	80,972	473,246	171,444
Cash and cash equivalents, end of year	$39,598	$80,972	$473,246

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2004, 2003 and 2002

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.  Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies and changed its name to Phoenix Life Insurance Company.

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities, and accruals for deferred taxes.  Significant accounting policies are presented throughout the notes in italicized type.

New accounting pronouncements

Other-Than-Temporary Impairments:  Portions of Emerging Issues Task Force Abstract EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-1, are effective for fiscal periods beginning after June 15, 2004.  EITF 03-1 provides guidance as to the determination of other-than-temporary impaired securities and requires additional disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices and thus, are not anticipated to have a material effect on our financial statements.  The effective date of certain portions of EITF 03-1 has been delayed pending further interpretive guidance. Because significant uncertainty remains surrounding what form the guidance will ultimately take, we cannot predict what effect, if any, adoption of the pending portions will have on our financial results.

Nontraditional Long-Duration Contracts and Separate Accounts:  Effective January 1, 2004, we adopted the AICPA’s Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1.  SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our financial statements.

2.

Operating Activities

Premium and fee revenue and related expenses

Revenues for annuity and universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period.  Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to fund values.  We recognize premiums for long-duration life insurance products as revenue when due from policyholders.  We recognize life insurance premiums for short-duration life insurance products as premium revenue pro rata over the related contract periods. We match benefits, losses and related expenses with premiums over the related contract periods.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide additional capacity for growth.

We recognize assets and liabilities related to reinsurance ceded contracts on a gross basis.  The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect.  Failure of the reinsurers to honor their obligations could result in losses to us; consequently, estimates are established for amounts deemed or estimated to be uncollectible.  To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•

We reinsure 50% to 90% of the mortality risk for certain issues of term and universal life policies.

Direct Business and Reinsurance:	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Direct premiums	$43,348	$30,404	$21,283
Premiums ceded to reinsurers	(35,981)	(24,575)	(16,911)
Premiums	$7,367	$5,829	$4,372

Direct policy benefits incurred	$37,846	$19,031	$13,757
Policy benefits assumed from reinsureds	286	160	197
Policy benefits ceded to reinsurers	(26,767)	(12,829)	(11,378)
Policy benefits	$11,365	$6,362	$2,576

Direct life insurance in-force	$30,623,344	$20,518,533	$11,999,540
Life insurance in-force assumed from reinsureds	155,964	168,788	215,329
Life insurance in-force ceded to reinsurers	(23,057,775)	(15,544,504)	(9,842,076)
Life insurance in-force	$7,721,533	$5,142,817	$2,372,793
Percentage of amount assumed to net insurance in-force	2.02%	3.28%	9.07%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $125.4 million, $121.0 million and $96.3 million, net of reinsurance, for the years ended December 31, 2004, 2003 and 2002, respectively.

Valley Forge Life Insurance

On July 23, 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002.  The business acquired had a total account value of $557.0 million at June 30, 2002.  This transaction was effected through a combination of coinsurance and modified coinsurance.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.  In connection with our 2002 acquisition of the variable life and annuity business of Valley Forge Life Insurance Company, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired.  This asset is included in deferred acquisition costs (DAC).

We amortize DAC and PVFP based on the related policy’s classification.  For term life insurance policies, DAC is amortized in proportion to projected net premiums.  For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits.  Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future.  The primary assumptions are expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.  Changes in estimated gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings.  Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

In 2002, we revised the long-term market return assumption for the variable annuity block of business from 8% to 7%.  In addition, we recorded an impairment charge related to the recoverability of our deferred acquisition cost asset related to the variable annuity business.  The revision in long-term market return assumption and the impairment charge resulted in a $9.9 million pre-tax ($6.4 million after income taxes) increase in policy acquisition cost amortization expense in 2002.

Activity in Deferred Policy Acquisition Costs:	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Direct acquisition costs deferred, excluding acquisitions	$106,788	$120,582	$102,769
Acquisition costs recognized in Valley Forge Life acquisition	--	--	48,577
Recurring costs amortized to expense	(45,027)	(20,040)	(23,182)
(Cost) or credit offsets to net unrealized investment gains or losses included in other comprehensive income (Note 3)	(912)	16,390	(37,474)
Change in deferred policy acquisition costs	60,849	116,932	90,690
Deferred policy acquisition costs, beginning of year	372,609	255,677	164,987
Deferred policy acquisition costs, end of year	$433,458	$372,609	$255,677

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products.  We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force.  Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit method which is the sum of the account balance, unearned revenue liability and liability for minimum policy benefits.  Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net level premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders.  We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 4.25% to 5.75% as of December 31, 2004, less administrative and mortality charges.

Certain of our annuity products contain guaranteed minimum death benefits.  The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount.  This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values.  As of December 31, 2004 and 2003, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $114.9 million and $171.1 million, respectively, for which we had established reserves, net of reinsurance recoverables, of $8.5 million and $7.2 million, respectively.

Policyholder deposit funds

Policyholder deposit funds consist of annuity deposits received from customers and investment earnings on their fund balances, which range from 1.6% to 8.25%, less administrative charges.

Fair value of investment contracts

We determine the fair value of deferred annuities with an interest guarantee of one year or less at the amount of the policy reserve.  In determining the fair value of deferred annuities with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

3.

Investing Activities

Debt and equity securities

We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value.  Fair value is based on quoted market price, where available.  When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities).

Fair Value and Cost of Available-for-Sale	As of December 31,
Debt Securities:	2004		2003
$ amounts in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$65,485	$64,850	$58,894	$58,166
State and political subdivision	45,028	44,717	48,376	47,621
Foreign government	73,572	69,137	44,918	43,261
Corporate	1,674,157	1,657,987	1,475,398	1,445,360
Mortgage-backed	665,778	652,781	695,425	680,360
Other asset-backed	551,359	551,368	764,946	758,868
Debt securities	$3,075,379	$3,040,840	$3,087,957	$3,033,636

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities.  When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income.  For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

We owned no non-income producing debt securities as of December 31, 2004 or 2003.

Fair Value and Cost of Equity Securities:	As of December 31,
($ amounts in thousands)	2004		2003
	Fair Value	Cost	Fair Value	Cost

Mutual fund seed investments	$63	$39	$8,512	$6,510
Other equity securities	198	227	175	229
Equity securities	$261	$266	$8,687	$6,739

Gross and Net Unrealized Gains (Losses) from	As of December 31,
Debt and Equity Securities:	2004		2003
($ amounts in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$878	$(243)	$936	$(208)
State and political subdivision	721	(410)	1,107	(352)
Foreign government	4,565	(130)	2,451	(794)
Corporate	30,610	(14,440)	42,578	(12,540)
Mortgage-backed	14,805	(1,808)	16,566	(1,501)
Other asset-backed	4,660	(4,669)	10,070	(3,992)
Debt securities gains and losses	$56,239	$(21,700)	$73,708	$(19,387)
Equity securities gains and losses	$24	$(29)	$2,002	$(54)
Debt and equity securities net gains	$34,534		$56,269

Aging of Temporarily Impaired General	As of December 31, 2004
Account Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$29,470	$(243)	$--	$--	$29,470	$(243)
State and political subdivision	12,280	(227)	4,151	(183)	16,431	(410)
Foreign government	--	--	4,833	(130)	4,833	(130)
Corporate	484,913	(11,468)	76,796	(2,972)	561,709	(14,440)
Mortgage-backed	242,502	(1,689)	18,780	(119)	261,282	(1,808)
Other asset-backed	259,871	(2,355)	9,853	(2,314)	269,724	(4,669)
Debt securities	$1,029,036	$(15,982)	$114,413	$(5,718)	$1,143,449	$(21,700)
Common stock	--	--	--	(29)	--	(29)
Total temporarily impaired securities	$1,029,036	$(15,982)	$114,413	$(5,747)	$1,143,449	$(21,729)

Below investment grade	$36,729	$(953)	$10,934	$(2,325)	$47,663	$(3,278)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(355)		$(455)		$(810)

Below investment grade debt securities which have been in an unrealized loss for greater than 12 months consists of six securities, of which only one security, with an unrealized loss of $1,232 thousand ($801 thousand after offset for taxes) has a fair value less than 80% of the security’s amortized cost at December 31, 2004.

All of these securities are considered to be temporarily impaired at December 31, 2004 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures, for variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

Other investments primarily include a partnership interest which we do not control and seed money in separate accounts. The partnership interest is an investment in a hedge fund of funds in which we do not have control or a majority ownership interest.  The interest is recorded using the equity method of accounting.

Net investment income and net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions on a first-in first-out basis and when declines in the fair value of debt and equity securities are considered to be other-than-temporary.  The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made and the new cost basis is not changed for subsequent recoveries in value.  Applicable income taxes, which offset realized investment gains and losses, are reported separately as components of net income.

Sources of Net Investment Income:	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Debt securities	$145,354	$132,101	$88,764
Equity securities	44	478	269
Other investments	178	931	237
Policy loans	122	140	38
Cash and cash equivalents	1,000	2,679	4,891
Total investment income	146,698	136,329	94,199
Less: Investment expenses	2,836	2,798	1,727
Net investment income	$143,862	$133,531	$92,472

Sources of Realized Investment Gains (Losses):	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Debt security impairments	$--	$(8,113)	$(13,207)
Debt security transaction gains	6,015	9,615	2,754
Debt security transaction losses	(3,581)	(2,411)	(6,640)
Equity security transaction gains	2,286	3,993	--
Equity security transaction losses	--	(1,354)	(1)
Other investment transaction gains (losses)	402	(960)	930
Cash equivalent transaction losses	(1)	(2)	(3)
Net transaction gains (losses)	5,121	8,881	(2,960)
Net realized investment gains (losses)	$5,121	$768	$(16,167)

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale.  These gains and losses are reported as a component of other comprehensive income net of applicable deferred income taxes.

Sources of Net Changes in Unrealized Investment Gains (Losses):	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Debt securities	$(19,782)	$(11,311)	$62,514
Equity securities	(1,953)	695	1,253
Other investments	(125)	(1,833)	2,203
Net changes in unrealized investment gains (losses)	$(21,860)	$(12,449)	$65,970

Net unrealized investment gains (losses)	$(21,860)	$(12,449)	$65,970
Applicable deferred policy acquisition costs (Note 2)	912	(16,390)	37,474
Applicable deferred income taxes	(7,970)	1,380	9,974
Offsets to net unrealized investment gains (losses)	(7,058)	(15,010)	47,448
Net changes in unrealized investment gains (losses) included in other comprehensive income	$(14,802)	$2,561	$18,522

Investing cash flows

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Debt security purchases	$(1,505,651)	$(2,050,231)	$(1,733,608)
Equity security purchases	(40)	(8,619)	(9,374)
Other invested asset purchases	(411)	(9,000)	(9,929)
Policy loan advances, net	(733)	(418)	(439)
Investment purchases	$(1,506,835)	$(2,068,268)	$(1,753,350)

Debt securities sales	$886,091	$484,329	$94,486
Debt securities maturities and repayments	591,962	817,792	296,625
Equity security sales	8,798	36,374	23,084
Other invested asset sales	16,310	--	--
Investment sales, repayments and maturities	$1,503,161	$1,338,495	$414,195

The maturities of debt securities, by contractual sinking fund payment and maturity are summarized in the following table. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Cost of Debt Securities by Maturity:	As of Dec 31,
($ amounts in thousands)	2004

Due in one year or less	$69,539
Due after one year through five years	1,114,169
Due after five years through ten years	678,021
Due after ten years	1,179,111
Total	$3,040,840

4.

Separate Account Assets and Liabilities

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder.  Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations.  Our separate account products include variable annuities and variable life insurance contracts.

Separate account assets and liabilities are carried at market value.  Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses.  Fees assessed to the contractholders for management services are included in revenues when services are rendered.

5.

Income Taxes

We recognize income tax expense or benefit based upon amounts reported in the financial statements and the provisions of currently enacted tax laws.  We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns.  We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryforwards.  Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities.  If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized.  We periodically review the adequacy of these valuation allowances and record any reduction in allowances through earnings.

In accordance with an income tax sharing agreement with The Phoenix Companies, we compute the provision for federal income taxes as if we were filing a separate federal income tax return, except that benefits arising from income tax credits and net operating losses are allocated to those subsidiaries producing such attributes to the extent they are utilized in The Phoenix Companies’ consolidated federal income tax return.

Allocation of Income Taxes:	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Income tax expense (benefit) attributable to:
Net income (loss)	$5,465	$8,369	$(8,635)
Other comprehensive income (loss)	(8,151)	1,199	11,129
Comprehensive income (loss)	$(2,686)	$9,568	$2,494

Current	$(10,162)	$(7,366)	$(9,073)
Deferred	15,627	15,735	438
Income taxes (benefit) applicable to net income	5,465	8,369	(8,635)
Deferred income taxes applicable to other comprehensive income	(8,151)	1,199	11,129
Income taxes (benefit) applicable to comprehensive income	$(2,686)	$9,568	$2,494

Income taxes paid (recovered)	$(3,450)	$(51,107)	$3,149

Reconciliation of Statutory Tax Rate to Effective Tax Rate:	Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Income (loss) before income taxes	$22,180	$23,018	$(21,891)
Income taxes (benefit) at statutory rate of 35.0%	7,763	8,056	(7,662)
Tax (benefit) attributable to tax-advantaged investment income	(2,264)	360	(972)
Other, net	(34)	(47)	(1)
Applicable income taxes (benefit)	$5,465	$8,369	$(8,635)
Effective income tax (benefit) rates	24.6%	36.4%	39.4%

Deferred Income Tax Assets (Liabilities) Attributable to Temporary Differences:	As of December 31,
($ amounts in thousands)	2004	2003

Deferred income tax assets:
Future policyholder benefits	$48,756	$44,815
Unearned premiums / deferred revenues	5,983	4,675
Net operating loss carryover benefits	23,618	29,435
Other	1,041	831
Gross deferred income tax assets	79,398	79,756
Deferred tax liabilities:
Deferred policy acquisition costs	133,372	114,962
Investments	9,428	20,720
Gross deferred income tax liabilities	142,800	135,682
Deferred income tax liability	$63,402	$55,926

We are included in the life/non-life consolidated federal income tax return filed by The Phoenix Companies.  Within the consolidated tax return, The Phoenix Companies is required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies.  There are limitations as to the amount of any operating losses from one group that can be offset against taxable income of the other group.  These limitations affect the amount of any operating loss carryforwards that we have now or in the future.

At December 31, 2004, we had net operating loss carryforwards of $67.5 million for federal income tax purposes, of which $60.1 million expires in 2017 and $7.4 million expires in 2018.  We believe that the tax benefits of these losses will be fully realized before their expiration.  As a result, no valuation allowance has been recorded against the deferred income tax asset resulting from the net operating losses.

We have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at December 31, 2004 and 2003 will be realized.

6.

Related Party Transactions

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process.  The expenses allocated to us were $82.0 million, $86.5 million and $64.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Amounts payable to Phoenix Life were $5.4 million and $12.2 million as of December 31, 2004 and 2003, respectively.

Phoenix Investment Partners Ltd., an indirect wholly-owned subsidiary of The Phoenix Companies, through its affiliated registered investment advisors, provides investment advisory services to us for a fee.  Investment advisory fees incurred by us for management of general account assets under this arrangement were $2.8 million, $2.8 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Amounts payable to the affiliated investment advisors were $0.1 million and $1.5 million, as of December 31, 2004 and 2003, respectively.  Variable product separate account fees were $1.2 million, $1.6 million and $2.0 million for 2004, 2003 and 2002, respectively.

Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of Phoenix Investment Partners, is the principal underwriter of our annuity contracts.  Contracts may be purchased through registered representatives of our former affiliate, W.S. Griffith Securities, Inc. (Griffith), as well as other outside broker-dealers who are licensed to sell our annuity contracts.  We incurred commissions for contracts underwritten by PEPCO of $39.5 million, $36.2 million and $30.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Amounts payable to PEPCO were $2.7 million and $2.0 million as of December 31, 2004 and 2003, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products.  Commissions paid by Phoenix Life on our behalf were $28.9 million, $33.3 million and $26.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Amounts payable to Phoenix Life were $0.9 million and $1.6 million as of December 31, 2004 and 2003, respectively.

Griffith, formerly an indirect wholly-owned subsidiary of The Phoenix Companies, sells and services certain of our non-participating life insurance products through its insurance agents.  Concessions paid by us for products sold through Griffith were $0.1 million, $0.4 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Amounts payable to Griffith were $0 and $36 thousand, as of December 31, 2004 and 2003, respectively.

Effective May 31, 2004, The Phoenix Companies sold Griffith to an unrelated third party.

7.

Employee Benefit Plans and Employment Agreements

The Phoenix Companies has a non-contributory, defined benefit pension plan covering substantially all of its employees and those of its subsidiaries.  Retirement benefits are a function of both years of service and level of compensation.  The Phoenix Companies also sponsors a non-qualified supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to the Internal Revenue Code.  The Phoenix Companies’ funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions are intended to provide for benefits attributable not only to service to date, but to service expected to be conferred in the future.

The Phoenix Companies sponsors pension and savings plans for its employees, and employees and agents of its subsidiaries.  The qualified plans comply with requirements established by ERISA and excess benefit plans provide for that portion of pension obligations, which is in excess of amounts permitted by ERISA.  The Phoenix

Companies also provides certain health care and life insurance benefits for active and retired employees.  We incur applicable employee benefit expenses through the process of cost allocation by The Phoenix Companies.

In addition to its pension plans, The Phoenix Companies currently provides certain health care and life insurance benefits to retired employees, spouses and other eligible dependents through various plans which it sponsors.  A substantial portion of The Phoenix Companies’ affiliate employees may become eligible for these benefits upon retirement. The health care plans have varying co-payments and deductibles, depending on the plan.  These plans are unfunded.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is not separately calculated for our participation in the plans.  The Phoenix Companies, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.  The amount of such allocated benefits is not significant to the financial statements.

8.

Other Comprehensive Income

We record unrealized gains and losses on available-for-sale securities and effective portions of the gains or losses on derivative instruments designated as cash flow hedges in accumulated other comprehensive income.  Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income until the related securities are sold, reclassified or deemed to be impaired.  The effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings in the same period in which the hedged transaction affects earnings.  If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

Sources of Other Comprehensive Income:	Year Ended December 31,
($ amounts in millions)	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(17,140)	$(11,734)	$(2,606)	$8,959	$62,083	$15,995
Net realized investment losses on available-for-sale securities included in net income	(4,720)	(3,068)	(9,843)	(6,398)	3,887	2,527
Net unrealized investment gains	(21,860)	(14,802)	(12,449)	2,561	65,970	18,522
Net unrealized derivative instruments gains (losses)	(517)	(336)	(516)	(335)	3,302	2,147
Other comprehensive income (loss)	(22,377)	$(15,138)	(12,965)	$2,226	69,272	$20,669
Applicable deferred policy acquisition cost amortization	912		(16,390)		37,474
Applicable deferred income taxes (benefit)	(8,151)		1,199		11,129
Offsets to other comprehensive income	(7,239)		(15,191)		48,603
Other comprehensive income (loss)	$(15,138)		$2,226		$20,669

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2004		2003
($ amounts in thousands)	Gross	Net	Gross	Net

Unrealized gains on investments	$37,036	$8,573	$58,896	$23,375
Unrealized gains on derivative instruments	1,757	1,143	2,274	1,479
Accumulated other comprehensive income	38,793	$9,716	61,170	$24,854
Applicable deferred policy acquisition costs	23,845		22,933
Applicable deferred income taxes	5,232		13,383
Offsets to other comprehensive income	29,077		36,316
Accumulated other comprehensive income	$9,716		$24,854

9.

Fair Value of Financial Instruments and Derivative Instruments

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values	As of December 31,
of Financial Instruments:	2004		2003
($ amounts in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$39,598	$39,598	$80,972	$80,972
Debt securities	3,075,379	3,075,379	3,087,957	3,087,957
Equity securities	261	261	8,687	8,687
Policy loans	2,486	2,486	1,753	1,753
Financial assets	$3,117,724	$3,117,724	$3,179,369	$3,179,369

Investment contracts	$2,627,920	$2,644,127	$2,760,567	$2,797,772
Financial liabilities	$2,627,920	$2,644,127	$2,760,567	$2,797,772

Derivative instruments

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates.  Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments.

All derivative instruments are recognized on the balance sheet at fair value.  Generally, each derivative is designated according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

Cash flow hedges are generally accounted for under the shortcut method with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded in accumulated other comprehensive income.  The effective portion of changes in fair values of derivatives hedging the variability of cash flows related to forecasted transactions are reported in accumulated other comprehensive income and reclassified into earnings in the periods during which earnings are affected by the variability of the cash flows of the hedged item.

We recognized an after-tax gain (loss) of $(0.3) million, $(0.3) million and $2.1 million for the years ended December 31, 2004, 2003 and 2002 (reported as other comprehensive income in Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets.  For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income.  Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings.  For the years 2004, 2003 and 2002, we reclassified after-tax gains of $0.3 million, $0.3 million and $0.3 million, respectively, into earnings related to these same derivatives.

We held no positions in derivative instruments at December 31, 2004 and 2003.

10.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.  There were no material practices not prescribed by the State of Connecticut Insurance Department as of December 31, 2004, 2003 and 2002.  Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, “Income Taxes”, which limits deferred tax assets based on admissibility tests.

Statutory Financial Data:	As of or For the Year Ended December 31,
($ amounts in thousands)	2004	2003	2002

Statutory capital and surplus	$245,831	$240,750	$215,298
Asset valuation reserve	7,370	1,249	508
Statutory capital, surplus and asset valuation reserve	$253,201	$241,999	$215,806
Statutory (loss) from operations	$(2,574)	$(27,237)	$(133,996)
Statutory net (loss)	$(3,254)	$(37,387)	$(146,136)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner.  Under current law, we cannot make any dividend distribution during 2005 without prior approval.

PHL Variable

Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Financial Statements

December 31, 2003 and 2002

Page

Report of Independent Registered Public Accounting Firm	FB-3

Balance Sheet as of December 31, 2003 and 2002	FB-4

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity for the years ended 2003, 2002 and 2001	FB-5

Statement of Cash Flows for the years ended 2003, 2002 and 2001	FB-6

Notes to Financial Statements	FB-7 – FB-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

   PHL Variable Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income and changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements ar e free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 9, 2004

PHL VARIABLE INSURANCE COMPANY

Balance Sheet

($ amounts in thousands, except per share data)

December 31, 2003 and 2002

	2003	2002

ASSETS:
Available-for-sale debt securities, at fair value	$3,087,957	$2,388,189
Equity securities, at fair value	8,687	33,121
Policy loans, at unpaid principal balances	1,753	1,335
Other investments	20,314	10,166
Total investments	3,118,711	2,432,811
Cash and cash equivalents	80,972	473,246
Accrued investment income	26,817	18,768
Deferred policy acquisition costs	372,609	255,677
Other general account assets	23,611	45,105
Separate account assets	2,010,134	1,157,913
Total assets	$5,632,854	$4,383,520

LIABILITIES:
Policyholder deposit funds	$2,760,567	$2,557,428
Policy liabilities and accruals	235,484	124,925
Deferred income taxes	55,926	38,993
Other general account liabilities	42,959	33,352
Separate account liabilities	2,010,134	1,157,913
Total liabilities	5,105,070	3,912,611

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	484,234	444,234
Retained earnings	16,196	1,547
Accumulated other comprehensive income	24,854	22,628
Total stockholder’s equity	527,784	470,909
Total liabilities and stockholder’s equity	$5,632,854	$4,383,520

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ amounts in thousands)

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

REVENUES:
Premiums	$5,829	$4,372	$5,129
Insurance and investment product fees	65,529	46,915	32,379
Investment income, net of expenses	133,531	92,472	30,976
Net realized investment gains (losses)	768	(16,167)	(1,196)
Total revenues	205,657	127,592	67,288

BENEFITS AND EXPENSES:
Policy benefits	127,311	98,915	39,717
Policy acquisition cost amortization	20,040	23,182	8,477
Other operating expenses	35,288	27,386	15,305
Total benefits and expenses	182,639	149,483	63,499
Income (loss) before income taxes	23,018	(21,891)	3,789
Applicable income taxes (benefit)	8,369	(8,635)	539
Net income (loss)	$14,649	$(13,256)	$3,250

COMPREHENSIVE INCOME:
Net income (loss)	$14,649	$(13,256)	$3,250
Net unrealized investment gains	2,561	18,522	2,022
Net unrealized derivative instruments gains (losses)	(335)	2,147	(334)
Other comprehensive income	2,226	20,669	1,688
Comprehensive income	$16,875	$7,413	$4,938

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$40,000	$259,370	$105,000

RETAINED EARNINGS:
Net income (loss)	14,649	(13,256)	3,250

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income	2,226	20,669	1,688
Change in stockholder’s equity	56,875	266,783	109,938
Stockholder’s equity, beginning of year	470,909	204,126	94,188
Stockholder’s equity, end of year	$527,784	$470,909	$204,126

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Cash Flows

($ amounts in thousands)

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$14,649	$(13,256)	$3,250
Net realized investment (gains) losses	(768)	16,167	1,196
Amortization and depreciation	--	--	102
Deferred income taxes	15,734	438	22,733
Increase in receivables	(4,650)	(12,981)	(4,406)
Increase in deferred policy acquisition costs	(100,542)	(128,164)	(81,588)
Increase in policy liabilities and accruals	126,059	66,632	23,069
Other assets and other liabilities net change	43,878	(28,007)	(23,609)
Cash (for) from operating activities	94,360	(99,171)	(59,253)

INVESTING ACTIVITIES:
Investment purchases	(2,068,268)	(1,753,350)	(766,494)
Investment sales, repayments and maturities	1,338,495	414,195	140,835
Cash (for) from investing activities	(729,773)	(1,339,155)	(625,659)

FINANCING ACTIVITIES:
Policyholder deposit fund receipts, net	203,139	1,480,758	670,577
Capital contributions from parent	40,000	259,370	105,000
Cash from financing activities	243,139	1,740,128	775,577
Change in cash and cash equivalents	(392,274)	301,802	90,665
Cash and cash equivalents, beginning of year	473,246	171,444	80,779
Cash and cash equivalents, end of year	$80,972	$473,246	$171,444

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2003, 2002 and 2001

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.  Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies and changed its name to Phoenix Life Insurance Company.

We have prepared these financial statements in accordance with generally accepted accounting principles (GAAP).  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of goodwill, the valuation of investments in debt and equity securities, and accruals for contingent liabilities.  Significant accounting policies are presented throughout the notes in italicized type.

Effective January 1, 2004, we are required to adopt the AICPA’s Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, or SOP 03-1.  SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits, and for products with annuitization benefits such as guaranteed minimum income benefits.  In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.  This new accounting standard largely codifies our current accounting and reserving practices related to our applicable non-traditional long-duration contracts and separate accounts and thus, our adoption is not expected to have a material effect on our financial statements.

2.

Operating Activities

Premium and fee revenue and related expenses

We recognize term insurance premiums as premium revenue pro rata over the related contract periods.  We match benefits, losses and related expenses with premiums over the related contract periods.  Revenues for universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period.  Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, which allows us to control exposure to potential losses arising from large risks and provide additional capacity for growth.

We recognize assets and liabilities related to reinsurance ceded contracts on a gross basis.  The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect.  Failure of the reinsurers to honor their obligations could result in losses to us; consequently, estimates are established for amounts deemed or estimated to be uncollectible.  To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•

We reinsure 50% to 90% of the mortality risk for certain issues of term and universal life policies.

Additional information on direct business written and reinsurance assumed and ceded for continuing operations for 2003, 2002 and 2001 follows ($ amounts in thousands):

	2003	2002	2001

Direct premiums	$30,404	$21,283	$20,930
Premiums assumed from reinsureds	--	--	--
Premiums ceded to reinsurers	(24,575)	(16,911)	(15,801)
Premiums	$5,829	$4,372	$5,129

Direct life insurance in-force	$20,518,533	$11,999,540	$10,205,877
Life insurance in-force assumed from reinsureds	168,788	215,329	--
Life insurance in-force ceded to reinsurers	(15,544,504)	(9,842,076)	(9,015,734)
Life insurance in-force	$5,142,817	$2,372,793	$1,190,143
Percentage of amount assumed to net insurance in-force	3.28%	9.07%	--

Policy benefit costs are net of benefits ceded of $11.3 million, $8.0 million and $5.0 million for 2003, 2002 and 2001, respectively.

Valley Forge Life Insurance

On July 23, 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002.  The business acquired had a total account value of $557.0 million at June 30, 2002.  This transaction was effected through a combination of coinsurance and modified coinsurance.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.  In connection with the 2002 acquisition of the variable life and annuity business of Valley Forge Life Insurance Company, we recognized an asset for the present value of future profits (PVFP) representing the present value of estimated net cash flows embedded in the existing contracts acquired.  This asset is included in deferred acquisition costs (DAC).

We amortize DAC and PVFP based on the related policy’s classification.  For term life insurance policies, DAC is amortized in proportion to projected net premiums.  For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits.  Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future.  The primary assumptions are expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.

Changes in estimated gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings.  Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

In the third quarter of 2002, we revised the long-term market return assumption for the variable annuity block of business from 8% to 7%.  In addition, at the quarter-end we recorded an impairment charge related to the recoverability of our deferred acquisition cost asset related to the variable annuity business.  The revision in long-term market return assumption and the impairment charge resulted in a $9.9 million pre-tax ($6.4 million after income taxes) increase in policy acquisition cost amortization expense in the third quarter of 2002.

The activity in deferred policy acquisition costs for 2003, 2002 and 2001 follows ($ amounts in thousands):

	2003	2002	2001

Direct acquisition costs deferred, excluding acquisitions	$120,582	$102,769	$90,065
Acquisition costs recognized in Valley Forge Life acquisition	--	48,577	--
Recurring costs amortized to expense	(20,040)	(23,182)	(8,477)
(Cost) or credit offsets to net unrealized investment gains or losses included in other comprehensive income (Note 3)	16,390	(37,474)	(1,443)
Change in deferred policy acquisition costs	116,932	90,690	80,145
Deferred policy acquisition costs, beginning of year	255,677	164,987	84,842
Deferred policy acquisition costs, end of year	$372,609	$255,677	$164,987

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products.  We establish liabilities in amounts adequate to meet the estimated future obligations of policies in-force.  Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit-method which is the sum of the account balance, unearned revenue liability and liability for minimum policy benefits. Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net level premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders.  We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 4.7% to 6% as of December 31, 2003 and 5.3% to 6.5% as of December 31, 2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds consist of annuity deposits received from customers and investment earnings on their fund balances, which range from 3.0% to 6.5%, less administrative charges.  At December 31, 2003 and 2002, there was $1,158.4 million and $1,303.0 million, respectively, in policyholder deposit funds with no associated surrender charges.

Fair value of investment contracts

For purposes of fair value disclosures (Note 9), we determine the fair value of deferred annuities with an interest guarantee of one year or less at the amount of the policy reserve.  In determining the fair value of deferred annuities with interest guarantees greater than one year, we used a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Funds under management

Activity in annuity funds under management for the years 2003, 2002 and 2001 follows ($ amounts in millions):

	2003	2002	2001

Deposits	$923.9	$1,878.9	$1,234.8
Performance	435.3	(121.5)	(199.3)
Fees	(24.7)	(23.5)	(23.9)
Benefits and surrenders	(613.0)	(404.9)	(127.2)
Change in funds under management	721.5	1,329.0	884.4
Funds under management, beginning of year	3,727.4	2,398.4	1,514.0
Funds under management, end of year	$4,448.9	$3,727.4	$2,398.4

3.

Investing Activities

Debt and equity securities

We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value.  Fair value is based on quoted market price, where available.  When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities).

Fair value and cost of our available-for-sale debt securities as of December 31, 2003 and 2002 follow ($ amounts in thousands):

	2003		2002
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$58,894	$58,166	$7,343	$6,377
State and political subdivision	48,376	47,621	39,213	37,625
Foreign government	44,918	43,261	11,586	11,186
Corporate	1,475,398	1,445,360	791,091	768,126
Mortgage-backed	695,425	680,360	643,147	619,316
Other asset-backed	764,946	758,868	895,809	879,927
Debt securities	$3,087,957	$3,033,636	$2,388,189	$2,322,557

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities.  When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income.  For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

We owned no non-income producing debt securities as of December 31, 2003 or 2002.

Fair value and cost of our equity securities as of December 31, 2003 and 2002 follow ($ amounts in thousands):

	2003		2002
	Fair Value	Cost	Fair Value	Cost

Mutual fund seed investments	$8,512	$6,510	$14,324	$13,780
Other equity securities	175	229	18,797	18,088
Equity securities	$8,687	$6,739	$33,121	$31,868

Gross and net unrealized gains and losses from debt and equity securities as of December 31, 2003 and 2002 follow
($ amounts in thousands):

	2003		2002
	Gains	Losses	Gains	Losses

U.S. government and agency	$936	$(208)	$966	$--
State and political subdivision	1,107	(352)	1,588	--
Foreign government	2,451	(794)	459	(59)
Corporate	42,578	(12,540)	29,834	(6,869)
Mortgage-backed	16,566	(1,501)	23,976	(145)
Other asset-backed	10,070	(3,992)	17,052	(1,170)
Debt securities gains and losses	$73,708	$(19,387)	$73,875	$(8,243)
Equity securities gains and losses	$2,002	$(54)	$1,782	$(529)
Debt and equity securities net gains	$56,269		$66,885

The aging of temporarily impaired general account debt and equity securities as of December 31, 2003 is as follows
($ amounts in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$24,639	$(416)	$--	$--	$24,639	$(416)
State and political subdivision	22,834	(368)	--	--	22,834	(368)
Foreign government	4,769	(191)	--	--	4,769	(191)
Corporate	200,322	(10,317)	17,238	(1,015)	217,560	(11,332)
Mortgage-backed	206,036	(1,582)	80	(2)	206,116	(1,584)
Other asset-backed	98,773	(1,523)	19,107	(4,059)	117,880	(5,582)
Debt securities	$557,373	$(14,397)	$36,425	$(5,076)	$593,798	$(19,473)
Common stock	--	--	--	--	--	--
Total temporarily impaired securities	$557,373	$(14,397)	$36,425	$(5,076)	$593,798	$(19,473)

Below investment grade	$9,658	$(222)	$25,276	$(2,432)	$34,934	$(2,654)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(144)		$(1,581)		$(1,725)

Below investment grade debt securities which have been in an unrealized loss for greater than 12 months consists of six securities, of which only one security, with an unrealized loss of $1,232 thousand ($801 thousand after offset for taxes) has a fair value less than 80% of the security’s amortized cost at December 31, 2003.

All of these securities are considered to be temporarily impaired at December 31, 2003 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms.

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures, for variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

Other investments primarily include a partnership interest which we do not control and seed money in separate accounts. The partnership interest is an investment in a hedge fund of funds in which we do not have control or a majority ownership interest. The interest is recorded using the equity method of accounting.

Net investment income and net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired.  The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made and the new cost basis is not changed for subsequent recoveries in value.  Applicable income taxes, which offset realized investment gains and losses, are reported separately as components of net income.

Sources of net investment income for 2003, 2002 and 2001 follow ($ amounts in thousands):

	2003	2002	2001

Debt securities	$132,101	$88,764	$28,436
Equity securities	478	269	--
Other investments	931	237	--
Policy loans	140	38	15
Cash and cash equivalents	2,679	4,891	2,845
Total investment income	136,329	94,199	31,296
Less: investment expenses	2,798	1,727	320
Net investment income	$133,531	$92,472	$30,976

Sources of realized investment gains (losses) for 2003, 2002 and 2001 follow ($ amounts in thousands):

	2003	2002	2001

Debt security impairments	$(8,113)	$(13,207)	$--
Debt security transaction gains	9,615	2,754	425
Debt security transaction losses	(2,411)	(6,640)	(213)
Equity security transaction gains	3,993	--	--
Equity security transaction losses	(1,354)	(1)	--
Other investment transaction gains (losses)	(960)	927	(1,408)
Cash equivalent transaction losses	(2)	--	--
Net transaction gains (losses)	8,881	(2,960)	(1,196)
Net realized investment gains (losses)	$768	$(16,167)	$(1,196)

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale.  These gains and losses are reported as a component of other comprehensive income net of applicable deferred income taxes.

Sources of net unrealized investment gains (losses) for 2003, 2002 and 2001 follow ($ amounts in thousands):

	2003	2002	2001

Debt securities	$(11,311)	$62,514	$2,297
Equity securities	695	1,253	--
Other investments	(1,833)	2,203	2,258
Net unrealized investment gains (losses)	$(12,449)	$65,970	$4,555

Net unrealized investment gains (losses)	$(12,449)	$65,970	$4,555
Applicable deferred policy acquisition costs (Note 2)	(16,390)	37,474	1,443
Applicable deferred income taxes	1,380	9,974	1,090
Offsets to net unrealized investment gains (losses)	(15,010)	47,448	2,533
Net unrealized investment gains included in other comprehensive income	$2,561	$18,522	$2,022

Investing cash flows

Investment purchases, sales, repayments and maturities for 2003, 2002 and 2001 follow ($ amounts in thousands):

2003	2002	2001

Debt security purchases	$(2,050,231)	$(1,733,608)	$(765,529)
Equity security purchases	(8,619)	(9,374)	--
Other invested asset purchases	(9,000)	(9,929)	(779)
Policy loan advances, net	(418)	(439)	(186)
Investment purchases	$(2,068,268)	$(1,753,350)	$(766,494)

Debt securities sales	$484,329	$94,486	$34,165
Debt securities maturities and repayments	817,792	296,625	106,670
Equity security sales	36,374	23,084	--
Investment sales, repayments and maturities	$1,338,495	$414,195	$140,835

The maturities of debt securities, by contractual sinking fund payment and maturity, as of December 31, 2003 are summarized in the following table ($ amounts in thousands).  Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Due in one year or less	$180,809
Due after one year through five years	1,203,219
Due after five years through ten years	565,972
Due after ten years	1,083,636
Total	$3,033,636

4.

Separate Account Assets and Liabilities

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder.  Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations.  Our separate account products include variable annuities and variable life insurance contracts.

Separate account assets and liabilities are carried at market value.  Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses.  Fees assessed to the contractholders for management services are included in revenues when services are rendered.

5.

Income Taxes

We recognize income tax expense or benefit based upon amounts reported in the financial statements and the provisions of currently enacted tax laws.  We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns.  We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryforwards.  Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities.  If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized.  We periodically review the adequacy of these valuation allowances and record any reduction in allowances through earnings.

In accordance with an income tax sharing agreement with The Phoenix Companies, we compute the provision for federal income taxes as if we were filing a separate federal income tax return, except that benefits arising from income tax credits and net operating losses are allocated to those subsidiaries producing such attributes to the extent they are utilized in The Phoenix Companies’ consolidated federal income tax return.

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for 2003, 2002 and 2001 follows ($ amounts in thousands):

	2003	2002	2001

Net income (loss)	$8,369	$(8,635)	$539
Other comprehensive income	1,199	11,129	909
Comprehensive income	$9,568	$2,494	$1,448

Current	$(7,366)	$(9,073)	$(22,194)
Deferred	15,735	438	22,733
Income taxes (benefit) applicable to net income	8,369	(8,635)	539
Deferred income taxes applicable to other comprehensive income	1,199	11,129	909
Income taxes applicable to comprehensive income	$9,568	$2,494	$1,448

Income taxes paid (recovered)	$(51,107)	$3,149	$(5,357)

For the years 2003, 2002 and 2001, the effective federal income tax rates applicable to income from continuing operations differ from the 35.0% statutory tax rate.  Items giving rise to the differences and the effects are as follow ($ amounts in thousands):

	2003	2002	2001

Income taxes (benefit) at statutory rate	$8,056	$(7,662)	$1,326
Tax advantaged investment income	360	(972)	(812)
Other, net	(47)	(1)	25
Applicable income taxes (benefit)	$8,369	$(8,635)	$539
Effective income tax (benefit) rates	36.4%	39.4%	14.2%

Deferred income tax assets (liabilities) attributable to temporary differences at December 31, 2003 and 2002 follows
($ amounts in thousands):

	2003	2002

Deferred income tax assets:
Future policyholder benefits	$44,815	$24,858
Unearned premiums / deferred revenues	4,675	2,454
Net operating loss carryover benefits	29,435	32,568
Other	831	810
Gross deferred income tax assets	79,756	60,690
Deferred tax liabilities:
Deferred policy acquisition costs	114,962	84,040
Investments	20,720	15,643
Gross deferred income tax liabilities	135,682	99,683
Deferred income tax liability	$55,926	$38,993

Commencing with the tax year ended December 31, 2001, we are included in the life/non-life consolidated federal income tax return filed by The Phoenix Companies.  We had filed separate company returns for the tax years ended December 31, 1996 through December 31, 2000 as required under Internal Revenue Code Section 1504(c).  Within the consolidated tax return, The Phoenix Companies is required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies.  There are limitations as to the amount of any operating losses from one group that can be offset against taxable income of the other group.  These limitations affect the amount of any operating loss carryforwards that we have now or in the future.

At December 31, 2003, we had net operating losses of $84 million for federal income tax purposes of which $13.4 million expires in 2015, $15.6 million expires in 2016 and $55.0 million expires in 2017.  We believe that the tax benefits of these losses will be fully realized before their expiration.  As a result, no valuation allowance has been recorded against the deferred income tax asset resulting from the net operating losses.

We have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at December 31, 2003 and 2002 will be realized.

6.

Related Party Transactions

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process.  The expenses allocated to us were $128.0 million, $64.0 million and $47.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Amounts payable to Phoenix Life were $12.2 million and $7.5 million as of December 31, 2003 and 2002, respectively.

Phoenix Investment Partners Ltd., an indirect wholly-owned subsidiary of The Phoenix Companies through its affiliated registered investment advisors, provides investment services to us for a fee.  Investment advisory fees incurred by us were $1.6 million, $2.0 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Amounts payable to the affiliated investment advisors were $1.5 million and $40 thousand, as of December 31, 2003 and 2002, respectively.

Phoenix Equity Planning Corporation, a wholly-owned subsidiary of Phoenix Investment Partners, is the principal underwriter of our annuity contracts.  Contracts may be purchased through registered representatives of a Phoenix affiliate, W.S. Griffith & Co., Inc., as well as other outside broker-dealers who are licensed to sell our annuity contracts.  We incurred commissions for contracts underwritten by Phoenix Equity Planning of $35.9 million, $30.3 million and $32.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Amounts payable to Phoenix Equity Planning were $2.0 million and $0.3 million, as of December 31, 2003 and 2002, respectively.

Phoenix Life pays commissions to producers who sell non-registered life and annuity products offered by us. Commissions paid by Phoenix Life on our behalf were $34.3 million, $28.1 million and $9.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Amounts payable to Phoenix Life were $4.0 million and $2.3 million as of December 31, 2003 and 2002, respectively.

WS Griffith Associates, Inc., an indirect wholly-owned subsidiary of Phoenix Life, sells and services many of our non-participating life insurance products through its insurance agents.  Concessions paid to WS Griffith Associates were $0.4 million, $1.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts payable to WS Griffith Associates were $36 thousand and $124 thousand, as of December 31, 2003 and 2002, respectively.

7.

Employee Benefit Plans and Employment Agreements

The Phoenix Companies has a non-contributory, defined benefit pension plan covering substantially all of its employees and those of its subsidiaries.  Retirement benefits are a function of both years of service and level of compensation.  The Phoenix Companies also sponsors a non-qualified supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to the Internal Revenue Code.  The Phoenix Companies’ funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA).  Contributions are intended to provide not only for benefits attributable to service to date, but also for service expected to be earned in the future.

The Phoenix Companies sponsors pension and savings plans for its employees, and employees and agents of its subsidiaries.  The qualified plans comply with requirements established by the ERISA and excess benefit plans provide for that portion of pension obligations, which is in excess of amounts permitted by ERISA.  The Phoenix Companies also provides certain health care and life insurance benefits for active and retired employees.  We incur applicable employee benefit expenses through the process of cost allocation by The Phoenix Companies.

In addition to its pension plans, The Phoenix Companies currently provides certain health care and life insurance benefits to retired employees, spouses and other eligible dependents through various plans which it sponsors.  A substantial portion of Phoenix affiliate employees may become eligible for these benefits upon retirement. The health care plans have varying co-payments and deductibles, depending on the plan.  These plans are unfunded.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is not separately calculated for our participation in the plans.  The Phoenix Companies, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.  The amount of such allocated benefits is not significant to the financial statements.

8.

Other Comprehensive Income

We record unrealized gains and losses on available-for-sale securities and effective portions of the gains or losses on derivative instruments designated as cash flow hedges in accumulated other comprehensive income.  Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income until the related securities are sold, reclassified or deemed to be impaired.  The effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings in the same period in which the hedged transaction affects earnings.  If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

Components of accumulated other comprehensive income as of December 31, 2003 and 2002 follow ($ amounts in thousands):

	2003		2002
	Gross	Net	Gross	Net

Unrealized gains on investments	$58,896	$23,375	$71,345	$20,814
Unrealized gains on derivative instruments	2,274	1,479	2,790	1,814
Accumulated other comprehensive income	61,170	$24,854	74,135	$22,628
Applicable deferred policy acquisition costs	22,933		39,323
Applicable deferred income taxes	13,383		12,184
Offsets to other comprehensive income	36,316		51,507
Accumulated other comprehensive income	$24,854		$22,628

9.

Fair Value of Financial Instruments and Derivative Instruments

Fair value of financial instruments

The carrying amounts and estimated fair values of financial instruments as of December 31, 2003 and 2002 follow ($ amounts in thousands):

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$80,972	$80,972	$473,246	$473,246
Debt securities	3,087,957	3,087,957	2,388,189	2,388,189
Equity securities	8,687	8,687	33,121	33,121
Policy loans	1,753	1,753	1,335	1,335
Financial assets	$3,179,369	$3,179,369	$2,895,891	$2,895,891

Investment contracts	$2,760,567	$2,797,772	$2,557,428	$2,627,078
Financial liabilities	$2,760,567	$2,797,772	$2,557,428	$2,627,078

Derivative instruments

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates.  Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments.

All derivative instruments are recognized on the balance sheet at fair value.  Generally, each derivative is designated according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

Cash flow hedges are generally accounted for under the shortcut method with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded in accumulated other comprehensive income.  The effective portion of changes in fair values of derivatives hedging the variability of cash flows related to forecasted transactions are reported in accumulated other comprehensive income and reclassified into earnings in the periods during which earnings are affected by the variability of the cash flows of the hedged item.

We recognized an after-tax gain of $0.0 million and $2.1 million for the years ended December 31, 2003 and 2002 and an after-tax loss of $0.3 million for the year ended December 31, 2001 (reported as other comprehensive income in Statements of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets.  For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income.  Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings.  At December 31, 2003, we expect to reclassify into earnings over the next twelve months $0.3 million of the deferred after tax gains on these derivative instruments.  For the years 2003, 2002 and 2001, we reclassified after-tax gains of $0.3 million, $0.3 million and $0.3 million, respectively, into earnings related to these same derivatives.

We held no positions in derivative instruments at December 31, 2003 and 2002.

10.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.  There were no material practices not prescribed by the State of Connecticut Insurance Department as of December 31, 2003, 2002 and 2001.  Statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, “Income Taxes”, which limits deferred tax assets based on admissibility tests.

The following reconciles our statutory net income as reported to regulatory authorities to GAAP net income as reported in these financial statements as of December 31, 2003, 2002 and 2001 ($ amounts in thousands):

	2003	2002	2001

Statutory net income	$(37,387)	$(146,135)	$(45,648)
DAC, net	100,542	110,587	81,588
Future policy benefits	(57,367)	1,488	(20,013)
Deferred income taxes	(15,734)	(438)	(22,136)
Net investment income	19,622	15,531	7,085
Realized gains	912	6,177	2,149
Other, net	4,061	(466)	225
Net income (loss), as reported	$14,649	$(13,256)	$3,250

The following reconciles our statutory surplus and asset valuation reserve (AVR) as reported to regulatory authorities to GAAP equity as reported in these financial statements as of December 31, 2003, 2002 and 2001 ($ amounts in thousands):

	2003	2002	2001

Statutory surplus and AVR	$241,999	$215,506	$102,016
DAC, net	395,543	295,000	166,836
Future policy benefits	(100,626)	(42,616)	(42,885)
Investment valuation allowances	26,817	20,715	1,597
Deferred income taxes	(55,926)	(38,993)	(28,756)
Deposit funds	22,307	23,167	5,073
Other, net	(2,330)	(1,870)	245
Stockholder’s equity, as reported	$527,784	$470,909	$204,126

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any twelve month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner to “the greater of (1) ten percent of such insurance company’s surplus as of the thirty-first day of December last preceding, or (2) the net gain from operations of such insurance company, if such company is a life insurance company, or the net income, if such company is not a life insurance company, for the twelve-month period ending the thirty-first day of December last preceding, but shall not include pro rata distributions of any class of the insurance company’s own securities.”  Under current law, the maximum dividend distribution that may be made by us during 2002 without prior approval is subject to restrictions relating to statutory surplus.

In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting and Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001.  The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas (e.g., deferred income taxes are recorded).

The State of Connecticut Insurance Department adopted the Codification guidance, effective January 1, 2001.  The effect of adoption increased our statutory surplus by $587.8 thousand, primarily as a result of recording deferred income taxes.

PHL Variable

Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Financial Statements

December 31, 2002 and 2001

Page

Report of Independent Auditors	FC-3

Balance Sheet as of December 31, 2002 and 2001	FC-4

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity for the years ended 2002, 2001 and 2000	FC-5

Statement of Cash Flows for the years ended 2002, 2001 and 2000	FC-6

Notes to Financial Statements	FC-7 – FC-19

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of

PHL Variable Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income and changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Hartford, Connecticut

February 5, 2003

PHL VARIABLE INSURANCE COMPANY

Balance Sheet

($ amounts in thousands, except per share data)

December 31, 2002 and 2001

	2002	2001

ASSETS:
Available-for-sale debt securities, at fair value	$2,388,189	$789,380
Equity securities, at fair value	33,121	--
Policy loans, at unpaid principal balances	1,335	896
Other investments	10,166	2,911
Total investments	2,432,811	793,187
Cash and cash equivalents	473,246	171,444
Accrued investment income	18,768	5,787
Deferred policy acquisition costs	255,677	164,987
Other general account assets	45,105	30,343
Separate account assets	1,157,913	1,539,476
Total assets	$4,383,520	$2,705,224

LIABILITIES:
Policyholder deposit funds	$2,557,428	$865,970
Policy liabilities and accruals	124,925	47,131
Deferred income taxes	38,993	27,426
Other general account liabilities	33,352	26,226
Separate account liabilities	1,157,913	1,534,345
Total liabilities	3,912,611	2,501,098

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	444,234	184,864
Retained earnings	1,547	14,803
Accumulated other comprehensive income	22,628	1,959
Total stockholder’s equity	470,909	204,126
Total liabilities and stockholder’s equity	$4,383,520	$2,705,224

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ amounts in thousands)

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

REVENUES:
Premiums	$4,372	$5,129	$6,168
Insurance and investment product fees	46,915	32,379	30,098
Investment income, net of expenses	92,472	30,976	9,197
Net realized investment gains (losses)	(16,167)	(1,196)	116
Total revenues	127,592	67,288	45,579

BENEFITS AND EXPENSES:
Policy benefits	98,915	39,717	17,056
Policy acquisition cost amortization	23,182	8,477	15,765
Other operating expenses	27,386	15,305	14,006
Total benefits and expenses	149,483	63,499	46,827
Income (loss) before income taxes	(21,891)	3,789	(1,248)
Applicable income taxes (benefit)	(8,635)	539	(1,263)
Net income (loss)	$(13,256)	$3,250	$15

COMPREHENSIVE INCOME:
Net income (loss)	$(13,256)	$3,250	$15
Net unrealized investment gains	18,522	2,022	984
Net unrealized derivative instruments gains (losses)	2,147	(334)	--
Other comprehensive income (loss)	20,669	1,688	984
Comprehensive income	$7,413	$4,938	$999

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$259,370	$105,000	$15,000

RETAINED EARNINGS
Net income (loss)	(13,256)	3,250	15

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive income	20,669	1,688	984
Change in stockholder’s equity	266,783	109,938	15,999
Stockholder’s equity, beginning of year	204,126	94,188	78,189
Stockholder’s equity, end of year	$470,909	$204,126	$94,188

The accompanying notes are an integral part of these financial statements

PHL VARIABLE INSURANCE COMPANY

Statement of Cash Flows

($ amounts in thousands)

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(13,256)	$3,250	$15
Net realized investment (gains) losses	16,167	1,196	(116)
Amortization and depreciation	--	102	102
Deferred income taxes (benefit)	438	22,733	3,045
Increase in receivables	(12,981)	(4,406)	(595)
Deferred policy acquisition costs (increase) decrease	(128,164)	(81,588)	(23,845)
(Increase) decrease in policy liabilities and accruals	66,632	23,069	9,822
Other assets and other liabilities net change	(28,007)	(23,609)	9,625
Cash from operating activities	(99,171)	(59,253)	(1,947)

INVESTING ACTIVITIES:
Investment purchases	(1,753,350)	(766,494)	(119,088)
Investment sales, repayments and maturities	414,195	140,835	29,511
Cash (for) from investing activities	(1,339,155)	(625,659)	(89,577)

FINANCING ACTIVITIES:
Policyholder deposit fund receipts, net	1,480,758	670,577	131,163
Capital contributions from parent	259,370	105,000	15,000
Cash from financing activities	1,740,128	775,577	146,163
Change in cash and cash equivalents	301,802	90,665	54,639
Cash and cash equivalents, beginning of year	171,444	80,779	26,140
Cash and cash equivalents, end of year	$473,246	$171,444	$80,779

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2002, 2001 and 2000

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.  Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of The Phoenix Companies and changed its name to Phoenix Life Insurance Company.

We have prepared these financial statements in accordance with generally accepted accounting principles (GAAP).  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of goodwill, investments in debt and equity securities, pension and other postemployment benefits liabilities and accruals for contingent liabilities.  Significant accounting policies are presented throughout the notes in italicized type.

2.

Operating Activities

Premium and fee revenue and related expenses

We recognize term insurance premiums as premium revenue pro rata over the related contract periods.  We match benefits, losses and related expenses with premiums over the related contract periods.  Revenues for universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period.  Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, allow us to control exposure to potential losses arising from large risks and provide additional capacity for growth.

We recognize assets and liabilities related to reinsurance ceded contracts on a gross basis.  The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect.  Failure of the reinsurers to honor their obligations could result in losses to us; consequently, estimates are established for amounts deemed or estimated to be uncollectible.  To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers.

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•

We reinsure 80% to 90% of the mortality risk on certain new issues of term, universal life, variable universal life products.

Additional information on direct business written and reinsurance assumed and ceded for continuing operations for the years 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Direct premiums	$21,283	$20,930	$21,219
Premiums assumed from reinsureds	--	--	--
Premiums ceded to reinsurers	(16,911)	(15,801)	(15,051)
Premiums	$4,372	$5,129	$6,168

Direct policy benefits incurred	$39,692	$19,345	$17,253
Policy benefits assumed from reinsureds	3,857	--	--
Policy benefits ceded to reinsurers	(11,492)	(6,987)	(7,515)
Policy benefits	$32,057	$12,358	$9,738

Direct life insurance in-force	$11,999,540	$10,205,877	$9,684,755
Life insurance in-force assumed from reinsureds	215,329	--	--
Life insurance in-force ceded to reinsurers	(9,842,076)	(9,015,734)	(8,672,918)
Life insurance in-force	$2,372,793	$1,190,143	$1,011,837
Percentage of amount assumed to net insurance in-force	9.01%	--	--

Valley Forge Life Insurance

On July 23, 2002, we acquired the variable life and variable annuity business of Valley Forge Life Insurance Company (a subsidiary of CNA Financial Corporation), effective July 1, 2002.  The business acquired had a total account value of $557.0 million at June 30, 2002.  This transaction was effected through a combination of coinsurance and modified coinsurance.  The business acquired generated a loss of $17.2 million ($11.2 million after income taxes) for the year 2002.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.  We amortize DAC and PVFP based on the related policy’s classification.  For universal life, variable universal life and accumulation annuities, DAC and PVFP are amortized in proportion to estimated gross profits.  Policies may be surrendered for value or exchanged for a different one of our products (internal replacement); the DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization process requires the use of various assumptions, estimates and judgments about the future.  The primary assumptions are expenses, investment performance, mortality and contract cancellations (i.e., lapses, withdrawals and surrenders).  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and judgments about the future.  Changes in estimated gross margins and gross profits based on actual experiences are reflected as an adjustment to total amortization to date resulting in a charge or credit to earnings.  Finally, analyses are performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

In the third quarter of 2002, we revised the long-term market return assumption for the variable annuity block of business from 8% to 7%.  In addition, at the quarter-end we recorded an impairment charge related to the recoverability of our deferred acquisition cost asset related to the variable annuity business.  The revision in long-term market return assumption and the impairment charge resulted in a $9.9 million pre-tax ($6.4 million after income taxes) increase in policy acquisition cost amortization expense in the third quarter of 2002.

The activity in deferred policy acquisition costs for the years 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Direct acquisition costs deferred excluding acquisitions	$102,769	$90,065	$39,610
Acquisition costs recognized in Valley Forge Life acquisition	48,577	--	--
Recurring costs amortized to expense	(23,182)	(8,477)	(15,765)
(Cost) or credit offsets to net unrealized investment gains or losses included in other comprehensive income	(37,474)	(1,443)	(1,139)
Change in deferred policy acquisition costs	90,690	80,145	22,706
Deferred policy acquisition costs, beginning of year	164,987	84,842	62,136
Deferred policy acquisition costs, end of year	$255,677	$164,987	$84,842

Policy liabilities and accruals

Future policy benefits are liabilities for life and annuity products.  We establish liabilities in amounts adequate to meet the estimated future obligations of policies in-force.  Future policy benefits for variable universal life, universal life and annuities in the accumulation phase are computed using the deposit-method which is the sum of the account balance, unearned revenue liability and liability for minimum policy benefits.  Future policy benefits for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders.  We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder deposit funds are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 5.3% to 6.5% at year-end 2002, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 3.0% to 6.5%, less administrative charges.  At year-end 2002 and 2001, there was $1,303.0 million and $359.7 million, respectively, in policyholder deposit funds with no associated surrender charges.

Fair value of investment contracts

For purposes of fair value disclosures (Note 9), we determine the fair value of deferred annuities with an interest guarantee of one year or less at the amount of the policy reserve.  In determining the fair value of deferred annuities with interest guarantees greater than one year, a discount rate equal to the appropriate U.S. Treasury rate plus 150 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

Funds under management

Activity in annuity funds under management for the years 2002, 2001 and 2000 (in millions):

	2002	2001	2000

Deposits	$1,854.7	$1,222.0	$454.7
Performance	(119.0)	(199.3)	(151.0)
Fees	(23.4)	(23.8)	(24.9)
Benefits and surrenders	(405.3)	(127.0)	(84.6)
Change in funds under management	1,307.0	871.9	194.2
Funds under management, beginning of year	2,385.9	1,514.0	1,319.8
Funds under management, end of year	$3,692.9	$2,385.9	$1,514.0

3.

Investing Activities

Debt and equity securities

We classify our debt and equity securities as available-for-sale and report them in our balance sheet at fair value.  Fair value is based on quoted market price, where available.  When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities).  Prior to 2001, we classified private placement debt securities as held-to-maturity and reported them at amortized cost, less any impairment.  In connection with The Phoenix Company’s conversion to a public company, in 2001 we reclassified these securities, when their carrying value was $32.0 million, to available-for-sale and recorded a $1.3 million unrealized gain ($0.4 million unrealized gain after offsets for applicable deferred policy acquisition costs and deferred income taxes) in other comprehensive income.

Fair value and cost of our debt securities at year-end 2002 and 2001 follow (in thousands):

	2002		2001
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$7,343	$6,377	$6,837	$6,379
State and political subdivision	39,213	37,625	37,054	37,039
Foreign government	11,586	11,186	6,870	6,847
Corporate	791,091	768,126	178,479	177,622
Mortgage-backed	643,147	619,316	207,902	207,252
Other asset-backed	895,809	879,927	352,238	351,123
Debt securities	$2,388,189	$2,322,557	$789,380	$786,262

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities.  When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income.  For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

We owned no non-income producing debt securities at year-end 2002 or 2001.

Fair value and cost of our equity securities at year-end 2002 and 2001 follow (in thousands):

	2002		2001
	Fair Value	Cost	Fair Value	Cost

Mutual fund seed investments	$14,324	$13,780	$--	$--
Other equity securities	18,797	18,088	--	--
Equity securities	$33,121	$31,868	$--	$--

Gross and net unrealized gains and losses from debt and equity securities at year-end 2002 and 2001 follow (in thousands):

	2002		2001
	Gains	Losses	Gains	Losses

U.S. government and agency	$966	$--	$458	$--
State and political subdivision	1,588	--	513	(498)
Foreign government	459	(59)	27	(4)
Corporate	29,834	(6,869)	2,642	(1,785)
Mortgage-backed	23,976	(145)	1,871	(1,221)
Other asset-backed	17,052	(1,170)	2,445	(1,330)
Debt securities gains and losses	$73,875	$(8,243)	$7,956	$(4,838)
Equity securities gains and losses	$1,782	$(529)	$--	$--
Net gains	$66,885		$3,118

Policy loans and other invested assets

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. For purposes of fair value disclosures (Note 9), for variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

Other investments primarily include a partnership interest which we do not control, seed money in separate accounts, and derivative instruments.  The partnership interest is an investment in a hedge fund of  funds in which we do not have control or a majority ownership interest.  The interest is recorded using the equity method of accounting.

Our derivative instruments primarily include interest rate swap agreements.  We report these contracts at fair values, which are based on current settlement values.  These values are determined by brokerage quotes that utilize pricing models or formulas based on current assumptions for the respective agreements.

Net investment income

Sources of net investment income for the years 2002, 2001 and 2000 follow (in thousands):

	2002	2001	2000

Debt securities	$88,764	$28,436	$7,254
Equity securities	269	--	--
Other invested assets	237	--	--
Policy loans	38	15	12
Cash and cash equivalents	4,891	2,845	2,049
Total investment income	94,199	31,296	9,315
Less: investment expenses	1,727	320	118
Net investment income	$92,472	$30,976	$9,197

Net realized investment gains (losses)

We recognize realized investment gains and losses on asset dispositions, when declines in fair value of debt and equity securities whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in net income.  The cost basis of these written down investments is adjusted to fair value at the date the determination of impairment is made.  The new cost basis is not changed for subsequent recoveries in value.  Applicable income taxes are reported separately as components of net income.

Sources and types of net realized investment gains (losses) for the years 2002, 2001 and 2000 follow (in thousands):

	2002	2001	2000

Impairment losses on debt securities	$(13,207)	$--	$--
Debt securities gains	2,754	425	73
Debt securities losses	(6,640)	(213)	(6)
Equity securities losses	(1)	--	--
Other invested assets	927	(1,408)	49
Net transaction gains (losses)	(2,960)	(1,196)	116
Net realized investment gains (losses)	$(16,167)	$(1,196)	$116

Unrealized investment gains (losses)

We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale.  These gains and losses are reported as a component of other comprehensive income net of applicable deferred income taxes.

Sources of net unrealized investment gains (losses) for the years 2002, 2001 and 2000 follow (in thousands):

	2002	2001	2000

Debt securities	$62,514	$2,297	$2,652
Equity securities	1,253	--	--
Other investments	2,203	2,258	--
Net unrealized investment gains	$65,970	$4,555	$2,652

Net unrealized investment gains	$65,970	$4,555	$2,652
Applicable deferred policy acquisition costs	37,474	1,443	1,139
Applicable deferred income taxes (benefit)	9,974	1,090	529
Offsets to net unrealized investment gains	47,448	2,533	1,668
Net unrealized investment gains (losses) Included in other comprehensive income	$18,522	$2,022	$984

Cash flows

Investment purchases, sales, repayments and maturities for the years 2002, 2001 and 2000 follow:

	2002	2001	2000

Debt security purchases	$(1,720,008)	$(765,529)	$(118,383)
Equity security purchases	(9,374)	--	--
Other invested asset purchases	(9,929)	(779)	(517)
Policy loan advances, net	(439)	(186)	(188)
Investment purchases	$(1,739,750)	$(766,494)	$(119,088)

Debt securities sales	$94,486	$34,165	$1,513
Debt securities maturities and repayments	296,625	106,670	27,998
Equity security sales	23,084	--	--
Investment sales, repayments and maturities	$414,195	$140,835	$29,511

The maturities of debt securities and mortgage loans, by contractual sinking fund payment and maturity, at year-end 2002 are summarized in the following table (in thousands).  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, we may have the right to put or sell the obligations back to the issuers and mortgage loans may be refinanced.

Due in one year or less	$452,931
Due after one year through five years	1,206,211
Due after five years through ten years	407,434
Due after ten years	255,981
Total	$2,322,557

4.

Separate Accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder.  Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations.  Our separate account products include variable annuities and variable life insurance contracts.

Separate account assets and liabilities are primarily carried at market value.  Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses.  Fees assessed to the contractholders for management services are included in revenues when services are rendered.

5.

Income Taxes

We recognize income tax expense or benefit based upon amounts reported in the financial statements and the provisions of currently enacted tax laws.  We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns.  We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryforwards.  Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities.  If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized.  We periodically review the adequacy of these valuation allowances and record any reduction in allowances through earnings.

In accordance with an income tax sharing agreement with The Phoenix Companies, we compute the provision for federal income taxes as if we were filing a separate federal income tax return, except that benefits arising from income tax credits and net operating losses are allocated to those subsidiaries producing such attributes to the extent they are utilized in The Phoenix Companies’ consolidated federal income tax return.

The allocation of income taxes to elements of comprehensive income (loss) and between current and deferred for the years 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Net income (loss)	$(8,635)	$539	$(1,263)
Other comprehensive income	11,129	909	529
Comprehensive income (loss)	$2,494	$1,448	$(734)

Current	$(9,073)	$(22,194)	$(4,308)
Deferred	438	22,733	3,045
Income taxes (benefit) applicable to net income	(8,635)	539	(1,263)
Deferred income taxes applicable to other comprehensive income	11,129	909	529
Income taxes (benefit) applicable to comprehensive income	$2,494	$1,448	$(734)

Income taxes paid (recovered)	$3,149	$(5,357)	$(2,660)

For the years 2002, 2001 and 2000, the effective federal income tax rates applicable to income from continuing operations differ from the 35.0% statutory tax rate.  Items giving rise to the differences and the effects are as follows (in thousands):

	2002	2001	2000

Income taxes (benefit) at statutory rate	$(7,662)	$1,326	$(437)
Tax advantaged investment income	(972)	(812)	(853)
Other, net	(1)	25	27
Applicable income taxes (benefit)	$(8,635)	$539	$(1,263)
Effective income tax (benefit) rates	39.4%	14.2%	101.2%

Deferred income tax assets (liabilities) attributable to temporary differences at year-end 2002 and 2001 follow (in thousands):

	2002	2001

Deferred income tax assets:
Future policyholder benefits	$24,858	$19,350
Unearned premiums / deferred revenues	2,454	806
Investments	--	243
Net operating loss carryover benefits	32,568	--
Other	810	378
Gross deferred income tax assets	60,690	20,777
Deferred tax liabilities:
Deferred policy acquisition costs	84,040	47,149
Investments	15,643	1,054
Gross deferred income tax liabilities	99,683	48,203
Deferred income tax liability	$38,993	$27,426

Commencing with the tax year ended December 31, 2001, we are included in the life/non-life consolidated federal income tax return filed by The Phoenix Companies.  We had filed separate company returns for the tax years ended December 31, 1996 through December 31, 2000 as required under Internal Revenue Code Section 1504(c).  Within the consolidated tax return, The Phoenix Companies is required by Internal Revenue Service regulations to segregate the entities into two groups: life insurance companies and non-life insurance companies.  There are limitations as to the amount of any operating losses from one group that can be offset against taxable income of the other group.  These limitations affect the amount of any operating loss carryforwards that we have now or in the future.

At year-end 2002, we had net operating losses of $93 million for federal income tax purposes of which $24.6 million expires in 2015, $15.6 million expires in 2016 and $52.8 million expires in 2017.  We believe that the tax benefits of these losses will be fully realized before their expiration.  As a result, no valuation allowance has been recorded against the deferred income tax asset resulting from the net operating losses.

We have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at year-end 2002 and 2001 will be realized.

6.

Related Party Transactions

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process.  The expenses allocated to us were $64.0 million, $47.0 million and $34.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Amounts payable to Phoenix Life were $7.5 million and $4.9 million as of December 31, 2002 and 2001, respectively.

Phoenix Investment Partners Ltd., an indirect wholly-owned subsidiary of The Phoenix Companies, through its affiliated registered investment advisors, provides investment services to us for a fee.  Investment advisory fees incurred by us were $2.0 million, $2.3 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Amounts payable to the affiliated investment advisors were $40 thousand and $39 thousand, as of December 31, 2002 and 2001, respectively.

Phoenix Equity Planning Corporation, a wholly-owned subsidiary of Phoenix Investment Partners, is the principal underwriter of our annuity contracts.  Contracts may be purchased through registered representatives of a Phoenix affiliate, W.S. Griffith & Co., Inc., as well as other outside broker dealers who are licensed to sell our annuity contracts.  We incurred commissions for contracts underwritten by Phoenix Equity Planning of $30.3 million, $32.4 million, and $20.0 million for the years ended December 31, 2002,

2001 and 2000, respectively.  Amounts payable to Phoenix Equity Planning were $0.3 million and $1.2 million, as of December 31, 2002 and 2001, respectively.

Phoenix Life pays commissions to producers who sell non-registered life and annuity products offered by us. Commissions paid by Phoenix Life on our behalf were $28.1 million, $9.2 million and $8.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Amounts payable to Phoenix Life were $2.3 million and $1.3 million as of December 31, 2002 and 2001, respectively.

WS Griffith Associates, Inc., an indirect wholly-owned subsidiary of Phoenix Life, sells and services many of our non-participating life insurance products through its insurance agents.  Concessions paid to WS Griffith Associates were $1.0 million, $0.7 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts payable to WS Griffith Associates were $124 thousand and $162 thousand, as of December 31, 2002 and 2001, respectively.

7.

Employee Benefit Plans and Employment Agreements

The Phoenix Companies has a non-contributory, defined benefit pension plan covering substantially all of its employees and those of its subsidiaries.  Retirement benefits are a function of both years of service and level of compensation.  The Phoenix Companies also sponsors a non-qualified supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to the Internal Revenue Code.  The Phoenix Company’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Contributions are intended to provide not only for benefits attributable to service to date, but also for service expected to be earned in the future.

The Phoenix Companies sponsors pension and savings plans for its employees, and employees and agents of its subsidiaries.  The qualified plans comply with requirements established by the ERISA and excess benefit plans provide for that portion of pension obligations which is in excess of amounts permitted by ERISA.  The Phoenix Companies also provides certain health care and life insurance benefits for active and retired employees.  We incur applicable employee benefit expenses through the process of cost allocation by The Phoenix Companies.

In addition to its pension plans, The Phoenix Companies currently provides certain health care and life insurance benefits to retired employees, spouses and other eligible dependents through various plans which it sponsors.  A substantial portion of Phoenix affiliate employees may become eligible for these benefits upon retirement. The health care plans have varying co-payments and deductibles, depending on the plan. These plans are unfunded.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is not separately calculated for our participation in the plans.  The Phoenix Companies, the plan sponsor, established an accrued liability and the related expense attributable to us has been allocated.  The amount of such allocated benefits is not significant to the financial statements.

8.

Other Comprehensive Income

We record unrealized gains and losses on available-for-sale securities and effective portions of the gains or losses on derivative instruments designated as cash flow hedges in accumulated other comprehensive income.  Unrealized gains and losses on available-for-sale securities are recorded in other comprehensive income until the related securities are sold, reclassified or deemed to be impaired. The effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings in the same period in which the hedged transaction affects earnings.  If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

Components of accumulated other comprehensive income at year-end 2002 and 2001 follows:

	2002		2001
	Gross	Net	Gross	Net

Unrealized gains on investments	$71,345	$20,814	$5,375	$2,292
Unrealized gains on derivative instruments	2,790	1,814	(514)	(334)
Accumulated other comprehensive income	74,135	$22,628	4,861	$1,958
Applicable deferred policy acquisition costs	39,323		1,849
Applicable deferred income taxes	12,184		1,054
Offsets to other comprehensive income	51,507		2,903
Accumulated other comprehensive income	$22,628		$1,958

9.

Fair Value of Financial Instruments and Derivative Instruments

Fair value of financial instruments

The carrying amounts and estimated fair values of financial instruments at year-end 2002 and 2001 follow (in thousands):

	2002		2001
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$473,246	$473,246	$171,444	$171,444
Debt securities	2,388,189	2,388,189	789,380	789,380
Equity securities	33,121	33,121	--	--
Policy loans	1,335	1,335	896	896
Financial assets	$2,895,891	$2,895,891	$961,720	$961,720

Investment contracts	$2,557,428	$2,627,078	$865,970	$866,465
Derivative financial instruments	--	--	514	514
Financial liabilities	$2,557,428	$2,627,078	$866,484	$866,979

Derivative instruments

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates.  Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments.

All derivative instruments are recognized on the balance sheet at fair value.  Generally, each derivative is designated according to the associated exposure as either a fair value or cash flow hedge at its inception as we do not enter into derivative contracts for trading or speculative purposes.

Cash flow hedges are generally accounted for under the shortcut method with changes in the fair value of related interest rate swaps recorded on the balance sheet with an offsetting amount recorded in accumulated other comprehensive income.  The effective portion of changes in fair values of derivatives hedging the variability of cash flows related to forecasted transactions are reported in accumulated other comprehensive income and reclassified into earnings in the periods during which earnings are affected by the variability of the cash flows of the hedged item.

We recognized an after-tax gain of $2.1 million for the year ended December 31, 2002 and an after tax loss of $0.3 million for the year ended December 31, 2001 (reported as other comprehensive income in Statements of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets.  For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income.  Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings.  At year-end 2002, we expect to reclassify into earnings over the next twelve months $0.3 million of the deferred after tax gains on these derivative instruments.  For the year 2001, we reclassified an after-tax gain of $0.3 to net realized investment gains related to these same derivatives.

We held the following positions in derivative instruments at year-end 2002 and 2001 at fair value (in thousands):

			2002		2001
	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability

Interest rate swaps	$50,000	2012	$--	$--	$--	$514
Total derivative instrument positions	$50,000		$--	$--	$--	$514

We are exposed to credit risk in the event of nonperformance by counterparties to these derivative instruments.  We do not expect that counterparties will fail to meet their financial obligation as we only enter into derivative contracts with a number of highly rated financial institutions.  We did not have any credit exposure related to these instruments at year-end 2002 and 2001, respectively.

10.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.  There were no material practices not prescribed by the State of Connecticut Insurance Department as of December 31, 2002, 2001 and 2000.  Statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, “Income Taxes”, which limits taxes based on admissibility tests.

The following reconciles our statutory net income as reported to regulatory authorities to GAAP net income as reported in these financial statements for the years ended December 31 (in thousands):

	2002	2001	2000

Statutory net income	$(146,135)	$(45,648)	$(40,129)
DAC, net	110,587	81,588	23,845
Future policy benefits	1,488	(20,013)	19,615
Deferred income taxes	(438)	(22,136)	(3,641)
Net investment income	15,531	7,085	--
Realized gains	6,177	2,149	--
Other, net	(466)	225	325
Net income (loss), as reported	$(13,256)	$3,250	$15

The following reconciles our statutory surplus and asset valuation reserve (“AVR”) as reported to regulatory authorities to GAAP equity as reported in these financial statements for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Statutory surplus and AVR	$215,806	$102,016	$41,847
DAC, net	295,000	166,836	85,247
Future policy benefits	(42,616)	(42,885)	(29,336)
Investment valuation allowances	20,715	1,597	459
Deferred income taxes	(38,993)	(28,756)	(4,379)
Deposit funds	23,167	5,073	--
Other, net	(2,170)	245	350
Stockholder’s equity, as reported	$470,909	$204,126	$94,188

The Connecticut Insurance Holding Act limits the maximum amount of annual dividends or other distributions available to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, the maximum dividend distribution that may be made by us during 2002 without prior approval is subject to restrictions relating to statutory surplus.

In 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting and Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001.  The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas (e.g., deferred income taxes are recorded).

The State of Connecticut Insurance Department adopted the Codification guidance, effective January 1, 2001.  The effect of adoption increased our statutory surplus by $587.8 thousand, primarily as a result of recording deferred income taxes.

PHL Variable

Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Financial Statements

December 31, 2001 and 2000

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Page

Report of Independent Auditors

FD-3

Balance Sheets

FD-4

Statements of Income, Comprehensive Income and Equity

FD-5

Statements of Cash Flows

FD-6

Notes to Financial Statements

FD-7 - FD-23

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of

PHL Variable Insurance Company

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income and equity and cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Hartford, Connecticut

February 5, 2002

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Balance Sheet

	As of December 31,
	2001	2000
	(in thousands, except share data)
Assets:
Investments:
Held-to-maturity debt securities, at amortized cost	$-	$13,697
Available-for-sale debt securities, at fair value	786,266	144,217
Policy loans, at unpaid principal	896	710
Short-term investments, at amortized cost	3,114	-
Other invested assets	2,397	1,618
Total investments	792,673	160,242
Cash and cash equivalents	171,444	80,779
Accrued investment income	5,787	1,381
Deferred policy acquisition costs	164,987	84,842
Deferred and uncollected premiums	7,605	6,790
Other assets	22,491	1,942
Goodwill, net	247	349
Separate account assets	1,539,476	1,321,582

Total assets	$2,704,710	$1,657,907
Liabilities:
Policyholder deposit funds	$865,970	$195,393
Policy liabilities and accruals	47,131	24,062
Deferred income taxes	27,426	3,784
Other liabilities	25,712	18,898
Separate account liabilities	1,534,345	1,321,582

Total liabilities	2,500,584	1,563,719
Commitments and contingencies (Note 13)
Equity:
Common stock, $5,000 par value (1,000
shares authorized, 500 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	184,864	79,864
Retained earnings	14,803	11,553
Accumulated other comprehensive income	1,959	271

Total equity	204,126	94,188

Total liabilities and equity	$2,704,710	$1,657,907

The accompanying notes are an integral part of these statements.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Statements of Income, Comprehensive Income and Equity

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Revenues
Premiums	$5,129	$6,168	$9,838
Insurance and investment product fees	32,379	30,098	20,618
Net investment income	30,976	9,197	3,871
Net realized investment (losses) gains	(1,196)	116	27
Total revenues	67,288	45,579	34,354

Benefits and expenses
Policy benefits and increase in policy liabilities	39,717	17,056	9,248
Amortization of deferred policy acquisition costs	8,477	15,765	4,747
Other operating expenses	15,305	14,006	11,130
Total benefits and expenses	63,499	46,827	25,125
Income (loss) before income taxes	3,789	(1,248)	9,229
Income tax expense (benefit)	539	(1,263)	3,230
Net income	3,250	15	5,999

Other comprehensive income (loss), net of income taxes
Unrealized gain on security transfer from
held-to-maturity to available-for-sale	359	-	-
Unrealized gains (losses) on securities	2,155	1,002	(915)
Unrealized losses on derivatives	(334)	-	-
Reclassification adjustment for net realized
gains included in net income	(492)	(18)	(5)
Total other comprehensive income (loss)	1,688	984	(920)

Comprehensive income	4,938	999	5,079
Capital contributions	105,000	15,000	29,000
Net increase in equity	109,938	15,999	34,079
Equity, beginning of year	94,188	78,189	44,110
Equity, end of year	$204,126	$94,188	$78,189

The accompanying notes are an integral part of these statements.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Statements of Cash Flows

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income	$3,250	$15	$5,999

Adjustments to reconcile net income
to net cash used for operating activities:
Net realized investment losses (gains)	1,196	(116)	(27)
Amortization of goodwill	102	102	102
Deferred income taxes	22,733	3,045	2,883
Increase in accrued investment income	(4,406)	(595)	(275)
Increase in deferred policy acquisition costs	(81,588)	(23,845)	(23,807)
Change in other assets/liabilities	(540)	19,447	8,856

Net cash used for operating activities	(59,253)	(1,947)	(6,269)

Cash flows from investing activities:
Proceeds from sales:
Available-for-sale debt securities	34,165	1,513	5,974
Proceeds from maturities:
Available-for-sale debt securities	7,400	500	5,550
Held-to-maturity debt securities	-	1,200	-
Proceeds from repayments:
Available-for-sale debt securities	95,307	23,123	140
Held-to-maturity debt securities	3,963	3,175	623
Purchase of available-for-sale debt securities	(740,143)	(110,700)	(33,397)
Purchase of held-to-maturity debt securities	(22,272)	(7,683)	(7,000)
Increase in policy loans	(186)	(188)	(273)
Change in short-term investments, net	(3,114)	-	-
Change in other invested assets	(779)	(517)	-
Other, net	-	-	(68)

Net cash used for investing activities	(625,659)	(89,577)	(28,451)

Cash flows from financing activities:
Capital contributions from parent	105,000	15,000	29,000
Increase in policyholder deposit funds, net of interest credited	670,577	131,163	24,540

Net cash provided by financing activities	775,577	146,163	53,540

Net change in cash and cash equivalents	90,665	54,639	18,820
Cash and cash equivalents, beginning of year	80,779	26,140	7,320

Cash and cash equivalents, end of year	$171,444	$80,779	$26,140

Supplemental cash flow information:
Income taxes (received) paid, net	$(5,357)	$(2,660)	$3,338

The accompanying notes are an integral part of these statements.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

1.

Description of Business

PHL Variable Insurance Company (“PHL Variable”) offers variable, fixed annuity and non-participating life insurance products in the United States of America.  PHL Variable is a wholly-owned subsidiary of PM Holdings, Inc. (“PM Holdings”).  PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (“PLIC”) (formerly, Phoenix Home Life Mutual Insurance Company).

PLIC is a wholly-owned subsidiary of The Phoenix Companies, Inc., a publicly traded company (“Phoenix”).  On June 25, 2001 Phoenix Home Life Mutual Insurance Company converted from a mutual life insurance company to a stock life insurance company and changed its name to PLIC.

2.

Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates used in determining insurance and contractholder liabilities, related reinsurance recoverables, income taxes and valuation allowances for investment assets are discussed throughout the Notes to Financial Statements.  Certain reclassifications have been made to the 1999 and 2000 amounts to conform with the 2001 presentation.

Valuation of investments

Investments in debt securities include bonds, mortgage-backed and asset-backed securities.  PHL Variable classified its debt securities as either held-to-maturity or available-for-sale investments. Prior to 2001, debt securities held-to-maturity consisted of private placement bonds reported at amortized cost, net of impairments, that management intended and had the ability to hold until maturity.  Debt securities available-for-sale are reported at fair value with unrealized gains or losses included in equity and consist of public bonds that management may not hold until maturity.  Debt securities are considered impaired when a decline in value is considered to be other than temporary.

In 2001, management decided, as part of Phoenix’s conversion to a public company, that held-to-maturity securities should be reclassified to available-for-sale debt securities.  See Note 3 – “Investments.”

For the mortgage-backed and asset-backed bond portion of the debt security portfolio, PHL Variable recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments, and any resulting adjustment is included in net investment income.

Policy loans are generally carried at their unpaid principal balances and are collateralized by the cash values of the related contracts.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

Short-term investments are carried at amortized cost which approximates fair value.  Short-term investments consist of interest bearing securities that mature between 91 days and twelve months from date of purchase.

Other invested assets consist of PHL Variable’s interest in the separate accounts and derivatives. Separate account assets are valued at fair value.  Derivatives are valued in accordance with Financial Accounting Standards No. 133. See “recent accounting pronouncements” within Note 2.

Realized investment gains and losses, other than those related to separate accounts for which PHL Variable does not bear the investment risk, are determined by the specific identification method and reported as a component of revenue.  A realized investment loss is recorded when an investment valuation reserve is determined.  Valuation reserves are netted against the asset categories to which they apply and changes in the valuation reserves are included in realized investment gains and losses.  Unrealized investment gains and losses on debt securities classified as available-for-sale are included as a component of equity, net of deferred income taxes and the assumed impact of net unrealized investment gains and losses on the amortization of deferred policy acquisition costs related to investment contracts.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of 90 days or less when purchased.  Certain short-term investments relating to 1999 and 2000 have been reclassified to conform with the 2001 presentation.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred.  Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issue and loss recognition at the end of each accounting period.

For universal life insurance policies and investment type contracts, DAC is amortized in proportion to historical and estimates of expected gross profits.  Gross profits arise primarily from investment, mortality and expense margins, and surrender charges based on historical and anticipated experience.  These estimates of expected gross profits are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to income if actual experience or other evidence suggest that earlier estimates should be revised. In addition, analyses are performed periodically to assess whether there are sufficient estimated future gross profits to support the recoverability of the remaining DAC balances.

Goodwill

Goodwill represents the excess of the cost of business acquired over the fair value of net assets.  These costs are amortized on a straight-line basis over a period of 10 years, corresponding with the benefits expected to be derived from the acquisition.  The propriety of the carrying value of goodwill is periodically reevaluated in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of,” by comparing estimates of future undiscounted cash flows to the carrying value of the assets.  Assets are considered impaired if the carrying value exceeds the expected future undiscounted cash flows.  Analyses are performed at least annually or more frequently if warranted by events and circumstances affecting PHL Variable’s business.  See SFAS No. 142 under “recent accounting pronouncements” for change in accounting policy effective January 1, 2002.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

Separate accounts

Separate account assets and liabilities are funds maintained in accounts to meet specific investment objectives of contractholders who can either choose to bear the full investment risk or can choose guaranteed investment earnings subject to certain conditions.  For contractholders who bear the investment risk, investment income and investment gains and losses accrue directly to such contractholders.  The assets of each account are legally segregated and are not subject to claims that arise out of any other business of PHL Variable.  The assets and liabilities are carried at fair value.  Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses.  Amounts assessed to the contractholders for management services are included in revenues.

For Market Value Adjusted separate accounts, contractholders are credited interest at a guaranteed rate if the account is held until the end of the guarantee period.  If funds are withdrawn from the account prior to the end of the guarantee period, a market value adjustment is applied, which means that the funds received may be higher or lower than the account value, depending on whether current interest rates are higher, lower or equal to the guaranteed interest rate.  In these separate accounts, realized appreciation or depreciation of assets, undistributed net investment income and investment or other sundry expenses are reflected as net income.  Unrealized investment gains and losses in these separate accounts are included as a component of equity, net of deferred income taxes.

Policy liabilities and accruals

Future policy benefits are liabilities for life products.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.  Liabilities for universal life policies include deposits received from customers and investment earnings on their fund balances, which range from 5.5% to 6.5%, less administrative and mortality charges in 2001.

Liabilities for outstanding claims, losses and loss adjustment expenses are amounts estimated to cover incurred losses.  These liabilities are based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Policyholder deposit funds

Policyholder deposit funds consist of annuity deposits received from customers and investment earnings on their fund balances, which range from 3.0% to 12.0%, less administrative charges in 2001.

Premium and fee revenue and related expenses

Term life insurance premiums are recorded as premium revenue pro-rata over the related contract periods.  Benefits, losses and related expenses are matched with premiums over the related contract periods.  Revenues for investment-related products, included in insurance and investment product fees, consist of net investment income and contract charges assessed against the fund values.  Related benefit expenses primarily consist of net investment income credited to the fund values after deduction for investment and risk charges.  Revenues for universal life products consist of net investment income and mortality, administration and surrender charges assessed against the fund values during the period.  Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

Reinsurance

PHL Variable utilizes reinsurance agreements to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis.  The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Income taxes

For the tax year ended December 31, 2001, PHL Variable is included in the life/non-life consolidated federal income tax return filed by Phoenix.  PHL Variable had filed separate company returns for the tax years ended December 31, 1996 through December 31, 2000 as required under Internal Revenue Code Section 1504(c).  In accordance with an income tax sharing agreement with Phoenix, the provision for federal income taxes is computed as if PHL Variable were filing a separate federal income tax return, except that benefits arising from income tax credits and net operating and capital losses are allocated to those subsidiaries producing such attributes to the extent they are utilized in Phoenix’s consolidated federal income tax return.  Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes.  These differences result primarily from policy liabilities and accruals, policy acquisition costs and unrealized gains or losses on investments.

Employee benefit plans

Phoenix has a non-contributory, defined benefit pension plan covering substantially all of its employees.  Retirement benefits are a function of both years of service and level of compensation.  Phoenix also sponsors a non-qualified supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to the Internal Revenue Code.  Phoenix’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by the Employee Retirement Income Security Act of 1974 (“ERISA”).  Contributions are intended to provide not only for benefits attributable to service to date, but also for service expected to be earned in the future.

Phoenix sponsors pension and savings plans for its employees and agents, and those of its subsidiaries.  The qualified plans comply with requirements established by the ERISA and excess benefit plans provide for that portion of pension obligations which is in excess of amounts permitted by ERISA.  Phoenix also provides certain health care and life insurance benefits for active and retired employees.  PHL Variable incurs applicable employee benefit expenses through the process of cost allocation by Phoenix.

In addition to Phoenix’s pension plans, Phoenix currently provides certain health care and life insurance benefits to retired employees, spouses and other eligible dependents through various plans sponsored by Phoenix.  A substantial portion of Phoenix’s employees may become eligible for these benefits upon retirement.  The health care plans have varying co-payments and deductibles, depending on the plan.  These plans are unfunded.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

not separately calculated for PHL Variable’s participation in the plans.  The amount of such allocated benefits is not significant to the financial statements.   With respect to the pension plan, the total assets of the plan exceeded the actuarial present value of vested benefits at January 1, 2001, the date of the most recent actuarial valuation.  The other postretirement benefit plans were unfunded as of December 31, 2001, and in accordance with the SFAS No. 106, “Employers’ Accounting for Postretirement Benefits,” Phoenix, the plan sponsor, established an accrued liability and amounts attributable to PHL Variable have been allocated.

Recent accounting pronouncements

Securitized Financial Instruments.  Effective April 1, 2001, Phoenix adopted Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”).  This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to apply specific valuation methods to these securities to determine if there has been an other-than-temporary decline in value. PHL Variable had no change in net income as a result of this accounting change.

Derivative Financial Instruments.  Effective January 1, 2001, Phoenix adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).  As amended, SFAS 133 requires all derivatives to be recognized on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.

PHL Variable maintains an overall interest rate risk-management strategy that incorporates the use of derivative financial instruments to manage exposure to fluctuations in interest rates.  PHL Variable’s exposure to interest rate changes primarily results from its commitments to fund interest-sensitive insurance liabilities, as well as from significant holdings of fixed rate investments.  PHL Variable uses interest rate swap agreements as part of its interest rate risk-management strategy.  To reduce counterparty credit risks and diversify counterparty exposure, PHL Variable enters into derivative contracts only with a number of highly rated financial institutions.

PHL Variable enters into interest rate swap agreements to reduce market risks from changes in interest rates.  PHL Variable does not enter into interest rate swap agreements for trading purposes.  Under interest rate swap agreements, PHL Variable exchanges cash flows with another party, at specified intervals, for a set length of time based on a specified notional principal amount.  Typically, one of the cash flow streams is based on a fixed interest rate set at the inception of the contract, and the other is a variable rate that periodically resets.  Generally, no premium is paid to enter into the contract and neither party makes a payment of principal.  The amounts to be received or paid on these swap agreements are accrued and recognized in net investment income.

PHL Variable also recognized an after-tax loss of $0.3 million for the year ended December 31, 2001  (reported as other comprehensive income in Statements of Income, Comprehensive Income and Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets.  For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, PHL Variable recognizes the change in fair value of the derivative in other comprehensive income.  Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified as earnings in the same period or periods during which the hedged forecasted transaction (the acquired

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

asset) affects earnings.  For the year ended December 31, 2001, PHL Variable also recognized an after-tax gain of $0.3 million (reported as net realized investment gains in the Statements of Income, Comprehensive Income and Equity), which resulted from the termination of interest rate swap contracts designated as hedges of a forecasted transaction.  The interest rate swap contracts were determined to no longer be effective hedges.

In certain instances, derivative contracts are terminated prior to maturity.  These contracts include, but are not limited to, interest rate and foreign currency swaps, cap and floor contracts, and payor and receiver swaptions.  To the extent that derivative contracts determined to be effective hedges are terminated, realized gains and losses are deferred and amortized.  Derivatives associated with hedged items that either no longer exist or are no longer expected to occur are accounted for as of the relevant change in status of the hedged items, with gains or losses on such contracts recognized immediately in net income.  Similarly, for derivatives otherwise determined to no longer be effective hedges, gains or losses as of termination are recognized immediately in net income.

Business Combinations/Goodwill and Other Intangible Assets.  In June 2001, SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), were issued. SFAS 141 and SFAS 142 are effective for July 1, 2001 and January 1, 2002, respectively.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and separate recognition of intangible assets apart from goodwill if such intangible assets meet certain criteria.  SFAS 141 also requires that upon adoption of SFAS 142 a company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  Under SFAS 142, amortization of goodwill, including goodwill and other intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard, and reporting units must be identified for the purpose of assessing potential future impairments of goodwill. PHL Variable recognized $102 thousand in goodwill amortization during 2001.

The provisions of the SFAS 141 and SFAS 142 also apply to equity-method investments made both before and after June 30, 2001.  SFAS 142 prohibits amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

SFAS 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment and, in the year of adoption, this step must be measured as of the beginning of the fiscal year.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of a company’s fiscal year in the year of adoption.  Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year in the year of adoption.  PHL Variable has prepared a preliminary analysis of the adoption of SFAS 142, and does not expect to have an impairment charge in 2002.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

3.

Investments

Information pertaining to PHL Variable’s investments, net investment income and realized and unrealized investment gains and losses follows:

Debt securities

The amortized cost and fair value of investments in debt securities as of December 31, 2001 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale:

U.S. government and agency bonds	$6,379	$458	$-	$6,837
State and political subdivision bonds	37,039	513	(498)	37,054
Corporate securities	181,355	2,669	(1,789)	182,235
Mortgage-backed and
asset-backed securities	558,375	4,316	(2,551)	560,140

Total	$783,148	$7,956	$(4,838)	$786,266

The amortized cost and fair value of investments in debt securities as of December 31, 2000 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held-to-maturity:
State and political subdivision bonds	$1,860	$236	$-	$2,096
Corporate securities	11,837	621	(43)	12,415

Total	$13,697	$857	$(43)	$14,511

Available-for-sale:
U.S. government and agency bonds	$6,468	$366	$(12)	$6,822
State and political subdivision bonds	10,339	22	(78)	10,283
Corporate securities	25,616	165	(880)	24,901
Mortgage-backed and
asset-backed securities	100,974	1,267	(30)	102,211

Total	$143,397	$1,820	$(1,000)	$144,217

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

The amortized cost and fair value of debt securities, by contractual sinking fund payment and maturity, as of December 31, 2001 are shown below.  Actual maturity may differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or PHL Variable may have the right to put or sell the obligations back to the issuers.

	Available-for-sale
	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$14,845	$15,048
Due after one year through five years	167,536	167,922
Due after five years through ten years	33,843	34,832
Due after ten years	8,549	8,324
Mortgage-backed and asset-backed securities	558,375	560,140

Total	$783,148	$786,266

Net investment income

The components of net investment income for the year ended December 31, were as follows:

	2001	2000	1999
	(in thousands)

Debt securities	$28,410	$7,254	$3,362
Policy loans	15	12	7
Cash, cash equivalents and short-term investments	2,871	2,049	561

Sub-total	31,296	9,315	3,930
Less: investment expenses	320	118	59

Total net investment income	$30,976	$9,197	$3,871

Investment gains and losses

Net unrealized gains (losses) on securities available-for-sale and carried at fair value for the year ended December 31, were as follows:

	2001	2000	1999
	(in thousands)

Debt securities	$2,297	$2,652	$(2,399)
DAC	(1,443)	(1,139)	983
Deferred income tax expense (benefit)	299	529	(496)

Net unrealized investment gains (losses)
on securities available-for-sale	$555	$984	$(920)

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

The amortized cost of debt securities transferred from held-to-maturity to available-for-sale in 2001 was $32.0 million, which resulted in an unrealized gain of $0.4 million after-tax.

Net realized (losses) gains for the year ended December 31, were as follows:

	2001	2000	1999
	(in thousands)

Debt securities	$215	$67	$7
Cash, cash equivalents and short-term investments	(3)	-	-
Other invested assets	(1,408)	49	20

Net realized investment (losses) gains
on securities available-for-sale	$(1,196)	$116	$27

The proceeds from sales of available-for-sale debt securities for the years ended December 31, were as follows:

	2001	2000	1999
	(in thousands)

Proceeds from disposals	$34,165	$1,513	$5,974
Gross realized gains on sales	$215	$21	$7

4.

Goodwill

PHL Variable was acquired by way of a stock purchase agreement on May 31, 1994 and was accounted for under the purchase method of accounting.  The assets and liabilities were recorded at fair value as of the date of acquisition and the goodwill of $1.0 million was pushed down to PHL Variable from PM Holdings.

Goodwill was as follows:

	December 31,
	2001	2000
	(in thousands)

Goodwill	$1,020	$1,020
Accumulated amortization	(773)	(671)

Total goodwill, net	$247	$349

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

5.

Derivative Instruments

Derivative instruments as of December 31, are summarized below:

2001
(dollars in thousands)
Asset hedges
Interest rate swap:
Notional amounts	$50,000
Weighted average received rate	5.72%
Weighted average paid rate	1.86%
Fair value	$(514)

6.

Income Taxes

A summary of income tax expense (benefit) applicable to income before income taxes for the year ended December 31, was as follows:

	2001	2000	1999
Income taxes:	(in thousands)
Current	$(22,194)	$(4,308)	$347
Deferred	22,733	3,045	2,883
Total	$539	$(1,263)	$3,230

The income taxes attributable to the results of operations are different than the amounts determined by multiplying income before taxes by the statutory income tax rate.  The sources of the difference and the income tax effects of each for the year ended December 31, were as follows:

	2001		2000		1999
	(dollars in thousands)
Income tax expense (benefit) at
statutory rate	$1,326	35%	$(437)	35%	$3,230	35%
Dividend received deduction and
tax-exempt interest	(812)	(21)%	(853)	68%	(1)	-%
Other, net	25	1%	27	(2)%	1	-%
Income tax expense (benefit)	$539	15%	$(1,263)	101%	$3,230	35%

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

The net deferred income tax liability represents the income tax effects of temporary differences. The components as of December 31, were as follows:

	2001	2000
	(in thousands)

DAC	$47,150	$25,084
Surrender charges	(20,034)	(14,715)
Unearned premium/deferred revenue	(806)	(296)
Investments	(1,229)	93
Future policyholder benefits	684	2,033
Net operating loss carryforward	-	(8,373)
Other	607	(187)
	26,372	3,639
Net unrealized investment gains	1,054	145

Deferred income tax liability, net	$27,426	$3,784

Gross deferred income tax assets totaled $22.1 million and $23.6 million at December 31, 2001 and 2000, respectively.  Gross deferred income tax liabilities totaled $49.5 million and $27.4 million at December 31, 2001 and 2000, respectively.  It is management’s assessment, based on PHL Variable’s earnings and projected future taxable income, that it is more likely than not that the deferred income tax assets at December 31, 2001 and 2000, will be realized.

PHL Variable’s income tax return is not currently being examined; however, income tax years 1998 through 2000 remain open for examination.  Management does not believe that there will be a material adverse effect on the financial statements as a result of pending income tax examinations.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

7.

Comprehensive Income

The components of, and related income tax effects for, other comprehensive income (loss) for the year ended December 31, were as follows:

	2001	2000	1999
	(in thousands)
Unrealized gains (losses) on securities
available-for-sale:
Before-tax amount	$3,316	$1,540	$(1,409)
Income tax expense (benefit)	1,161	538	(494)
Total	2,155	1,002	(915)

Reclassification adjustment for net gains
realized in net income:
Before-tax amount	(757)	(27)	(7)
Income tax benefit	(265)	(9)	(2)
Total	(492)	(18)	(5)

Net unrealized gains (losses) on securities
available-for-sale:
Before-tax amount	2,559	1,513	(1,416)
Income tax expense (benefit)	896	529	(496)
Total	$1,663	$984	$(920)

Unrealized gains on security transfer from
held-to-maturity to available-for-sale:
Before-tax amount	$552	$-	$-
Income tax expense	193	-	-
Total	$359	$-	$-

Unrealized losses on derivatives:
Before-tax amount	$(514)	$-	$-
Income tax benefit	(180)	-	-
Total	$(334)	$-	$-

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

The following table summarizes accumulated other comprehensive income (loss) balances:

	December 31,
	2001	2000
	(in thousands)

Accumulated other comprehensive income (loss)
on securities available-for-sale:
Balance, beginning of year	$271	$(713)
Change during period	1,688	984
Balance, end of year	$1,959	$271

8.

Reinsurance

PHL Variable cedes reinsurance as a means of diversifying underwriting risk.  To the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect, PHL Variable remains liable.  PHL Variable entered into a reinsurance treaty on January 1, 1996 to cover death benefits in excess of account balances on variable contracts.  The treaty stopped accepting new business on December 31, 1999. Another reinsurance treaty became effective January 1, 1999 which covered products introduced in 1999.  Premiums paid by PHL Variable on the reinsurance contracts were $1,555 thousand, $1,185 thousand and $1,114 thousand, less claims of $1,971 thousand, $188 thousand and $22 thousand for the years ended December 31, 2001, 2000 and 1999, respectively.

In connection with PHL Variable’s life insurance products, automatic treaties have been established with a number of reinsurers and their subsidiaries, covering either 80% or 90% of the net amount at risk, depending on the individual treaty, on a first dollar basis.  PHL Variable had approximately $1.2 billion of net insurance in force, including $10.2 billion of direct in force less $9.0 billion of reinsurance ceded as of December 31, 2001.  PHL Variable had approximately $1.0 billion of net insurance in force, including $9.7 billion of direct in force less $8.7 billion of reinsurance ceded as of December 31, 2000.  Reinsurance recoverables as of December 31, 2001 and 2000 were $1.8 million and $1.3 million, respectively.  Approximately $4.3 million and $5.6 million of claims were recovered in 2001 and 2000.

For PHL Variable’s life insurance products, a stop loss treaty between Phoenix and PHL Variable was introduced in 1998.  There were no reinsurance recoverables as of December 31, 2001 and 2000.  There were no claims recovered as of December 31, 2001 and 2000.

9.

Related Party Transactions

Phoenix provides services and facilities to PHL Variable and is reimbursed through a cost allocation process.  The expenses allocated to PHL Variable were $47.0 million, $34.3 million and $22.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.  Amounts payable to Phoenix were $4.9 million and $15.8 million as of December 31, 2001 and 2000, respectively.

Phoenix Investment Partners Ltd., an indirect wholly-owned subsidiary of Phoenix, through its affiliated registered investment advisors, provides investment services to PHL Variable for a fee. Investment advisory fees incurred by PHL Variable were $2.3 million, $2.1 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.  Amounts payable to the affiliated

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

investment advisors were $39 thousand and $19 thousand, as of December 31, 2001 and 2000, respectively.

Phoenix Equity Planning Corporation (“PEPCO”), a wholly-owned subsidiary of Phoenix Investment Partners, is the principal underwriter of PHL Variable’s annuity contracts.  Contracts may be purchased through registered representatives of a Phoenix affiliate, W.S. Griffith & Co., Inc., as well as other outside broker dealers who are licensed to sell PHL Variable annuity contracts.  PHL Variable incurred commissions for contracts underwritten by PEPCO of $32.4 million, $20.0 million and $9.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.  Amounts payable to PEPCO were $1.2 million and $2.4 million, as of December 31, 2001 and 2000, respectively.

Phoenix pays commissions to producers who sell non-registered life and annuity products offered by PHL Variable. Commissions paid by Phoenix on behalf of PHL Variable were $9.2 million, $8.5 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts payable to Phoenix were $1.3 million and $0.3 million as of December 31, 2001 and 2000, respectively.

WS Griffith Associates, Inc., an indirect wholly-owned subsidiary of Phoenix, sells and services various PHL Variable non-participating life insurance products through its insurance agents.  Concessions paid to PHL Associates were $0.7 million, $2.6 million and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts payable to PHL Associates were $162 thousand and $41 thousand, as of December 31, 2001 and 2000, respectively.

10.

Deferred Policy Acquisition Costs

The following reflects the amount of policy acquisition costs deferred and amortized for the year ended December 31:

	2001	2000
	(in thousands)

Balance at beginning of year	$84,842	$62,136
Acquisition cost deferred	90,065	39,610
Amortized to expense during the year	(8,477)	(15,765)
Adjustment to net unrealized investment
losses included in other
comprehensive income	(1,443)	(1,139)

Balance at end of year	$164,987	$84,842

11.

Fair Value Disclosures of Financial Instruments

Other than debt securities being held-to-maturity, financial instruments that are subject to fair value disclosure requirements (insurance contracts are excluded) are carried in the financial statements at amounts that approximate fair value.  The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts which could be realized upon immediate liquidation.  In cases where market prices are not available, estimates of fair value are based on discounted cash flow analyses which utilize current interest rates for similar financial instruments which have comparable terms and credit quality.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

The carrying value of cash and cash equivalents approximates fair value.

Short-term investments

The carrying value of short-term investments approximates fair value.

Debt securities

Fair values are based on quoted market prices, where available, or quoted market prices of comparable instruments. Fair values of private placement debt securities are estimated using discounted cash flows that reflect interest rates currently being offered with similar terms to borrowers of similar credit quality.

Derivative instruments

PHL Variable’s derivative instruments include interest rate swaps.  Fair values for these contracts are based on current settlement values. These values are based on brokerage quotes that utilize pricing models or formulas based upon current assumptions for the respective agreements.

Policy loans

Fair values are estimated as the present value of loan interest and policy loan repayments discounted at the ten year Treasury rate.  Loan repayments were assumed only to occur as a result of anticipated policy lapses, and it was assumed that annual policy loan interest payments were made at the guaranteed loan rate less 17.5 basis points. Discounting was at the ten year Treasury rate, except for policy loans with a variable policy loan rate.  Variable policy loans have an interest rate that is periodically reset based upon market rates and, therefore, book value is a reasonable approximation of fair value.

Investment contracts

The fair value of deferred accumulation annuities without life contingencies with a guarantee of one year or less than one year is valued at the amount of the policy reserve.  In determining the fair value of the contracts with interest guarantees greater than one year, a discount rate equal to the appropriate Treasury rate plus 150 basis points was used to determine the present value of the projected account value of the policy at the end of the guarantee period.

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

Fair value summary

The estimated fair values of the financial instruments as of December 31 were as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$171,444	$171,444	$80,779	$80,779
Short-term investments	3,114	3,114	-	-
Debt securities	786,266	786,266	157,914	158,728
Derivative instruments	(514)	(514)	-	-
Policy loans	896	896	710	710
Total financial assets	$961,206	$961,206	$239,403	$240,217
Financial liabilities:
Investment contracts	$865,970	$866,465	$195,393	$195,393
Total financial liabilities	$865,970	$866,465	$195,393	$195,393

12.

Statutory Financial Information

The insurance subsidiaries of Phoenix are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities.  There were no material practices not prescribed by the State of Connecticut Insurance Department as of December 31, 2001, 2000 and 1999.  Statutory surplus differs from equity reported in accordance with GAAP for life insurance companies primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, “Income Taxes”, which limits taxes based on admissibility tests.

The following reconciles the statutory net income of PHL Variable as reported to regulatory authorities to the net income as reported in these financial statements for the year ended December 31:

	2001	2000	1999
	(in thousands)

Statutory net income	$(45,648)	$(40,129)	$(1,655)
DAC, net	81,589	23,845	24,466
Future policy benefits	(20,013)	19,615	(13,826)
Deferred income taxes	(22,136)	(3,641)	(2,883)
Net investment income	7,085	-	-
Realized gains	2,149	-	-
Other, net	224	325	(103)

Net income, as reported	$3,250	$15	$5,999

PHL Variable Insurance Company

(a wholly-owned subsidiary of PM Holdings, Inc.)

Notes to Financial Statements

The following reconciles the statutory surplus and asset valuation reserve (“AVR”) of PHL Variable as reported to regulatory authorities to equity as reported in these financial statements as of December 31:

	2001	2000
	(in thousands)

Statutory surplus and AVR	$102,016	$41,847
DAC, net	166,836	85,247
Future policy benefits	(42,885)	(29,336)
Investment valuation allowances	1,597	459
Deferred income taxes	(28,756)	(4,379)
Other, net	5,318	350

Equity, as reported	$204,126	$94,188

The Connecticut Insurance Holding Act limits the maximum amount of annual dividends or other distributions available to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner.  Under current law, the maximum dividend distribution that may be made by PHL Variable during 2001 without prior approval is subject to restrictions relating to statutory surplus.

In 1998, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting and Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001.  The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g., deferred income taxes are recorded.

The State of Connecticut Insurance Department has adopted the Codification guidance, effective January 1, 2001. The effect of adoption increased PHL Variable’s statutory surplus by $587.8 thousand, primarily as a result of recording deferred income taxes.

13.

Commitments and Contingencies

In the normal course of its business operations, PHL Variable is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2001.  It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of PHL Variable.

Following is summarized financial data for the quarters ended December 31, 2001 through December 31, 2005:

Selected Unaudited Quarterly Financial Data:	As of
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Balance Sheet Data	2005
ASSETS
Available-for-sale debt securities, at fair value	$3,043,403	$3,018,498	$2,931,767	$2,789,491
Available-for-sale equity securities, at fair value	196	189	217	--
Policy loans, at unpaid principal balances	2,613	2,882	3,309	8,171
Other investments	4,332	1,214	1,364	1,129
Total investments	3,050,544	3,022,783	2,936,657	2,798,791
Cash and cash equivalents	18,966	19,171	21,833	25,818
Accrued investment income	29,811	27,652	29,569	30,837
Deferred policy acquisition costs	474,849	435,363	481,100	529,315
Other general account assets	32,922	35,959	16,436	56,473
Separate account assets	2,337,339	2,362,975	2,455,359	2,537,685
Total assets	$5,944,431	$5,903,903	$5,940,954	$5,978,919

LIABILITIES
Policyholder deposit funds	$2,568,685	$2,485,240	$2,394,904	$2,256,129
Policy liabilities and accruals	375,448	400,707	435,646	490,143
Deferred income taxes	59,801	61,508	65,652	72,457
Other general account liabilities	57,348	53,485	44,538	81,913
Separate account liabilities	2,337,339	2,362,975	2,455,211	2,537,685
Total liabilities	5,398,621	5,363,915	5,395,951	5,438,327

STOCKHOLDER’S EQUITY
Common stock, $5,000 par value; 1,000 shares authorized	2,500	2,500	2,500	2,500
Additional paid-in capital	503,234	503,234	503,234	503,234
Retained earnings	37,587	28,046	37,332	35,463
Accumulated other comprehensive income	2,489	6,208	1,937	(605)
Total stockholder’s equity	545,810	539,988	545,003	540,592
Total liabilities and stockholder’s equity	$5,944,431	$5,903,903	$5,940,954	$5,978,919

Selected Unaudited Quarterly Financial Data:	Quarter Ended
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Income Statement Data	2005
REVENUES
Premiums	$1,352	$1,539	$1,595	$5,035
Insurance and investment product fees	23,625	25,542	26,496	33,607
Investment income, net of expenses	37,788	38,133	38,323	40,130
Net realized investment gains (losses)	(590)	(1,680)	(3,062)	(5,237)
Total revenues	62,175	63,534	63,352	73,535

BENEFITS AND EXPENSES
Policy benefits	32,957	32,486	32,439	34,967
Policy acquisition cost amortization	14,822	36,494	15,807	13,279
Other operating expenses	7,344	9,374	4,674	29,101
Total benefits and expenses	55,123	78,354	52,920	77,347
Income before income taxes	7,052	(14,820)	10,432	(3,812)
Applicable income taxes	2,376	(5,279)	1,149	(1,946)
Net income	$4,676	$(9,541)	$9,283	$(1,866)

COMPREHENSIVE INCOME
Net income	$4,676	$(9,541)	$9,283	$(1,866)
Net unrealized investment gains (losses)	(7,144)	3,803	(4,184)	(2,461)
Net unrealized derivative instruments losses	(83)	(84)	(84)	(84)
Other comprehensive income (loss)	(7,227)	3,719	(4,268)	(2,545)
Comprehensive income (loss)	$(2,551)	$(5,822)	$5,015	$(4,411)

ADDITIONAL PAID-IN CAPITAL
Capital contribution from parent	$--	$--	$--	$--

RETAINED EARNINGS
Net income	4,676	(9,541)	9,283	(1,866)

OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss)	(7,227)	3,719	(4,268)	(2,545)

Change in stockholder’s equity	(2,551)	(5,822)	5,015	(4,411)
Stockholder’s equity, beginning of period	548,361	545,810	539,988	545,003
Stockholder’s equity, end of period	$545,810	$539,988	$545,003	$540,592

Selected Unaudited Quarterly Financial Data:	As of
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Balance Sheet Data	2004
ASSETS
Available-for-sale debt securities, at fair value	$3,143,637	$2,965,902	$3,055,501	$3,075,379
Available-for-sale equity securities, at fair value	8,593	248	255	261
Policy loans, at unpaid principal balances	2,314	2,421	2,473	2,486
Other investments	20,659	11,936	5,475	4,393
Total investments	3,175,203	2,980,507	3,063,704	3,082,519
Cash and cash equivalents	26,902	102,443	77,485	39,598
Accrued investment income	29,361	26,805	29,900	27,353
Deferred policy acquisition costs	385,687	433,432	423,524	433,458
Other general account assets	27,299	58,743	21,881	37,653
Separate account assets	2,172,847	2,212,504	2,172,157	2,413,571
Total assets	$5,817,299	$5,814,434	$5,788,651	$6,034,152

LIABILITIES
Policyholder deposit funds	$2,681,714	$2,665,191	$2,651,637	$2,627,920
Policy liabilities and accruals	274,658	291,475	322,250	350,851
Deferred income taxes	84,353	64,106	71,811	63,402
Other general account liabilities	49,904	61,909	20,682	30,047
Separate account liabilities	2,172,847	2,212,504	2,172,157	2,413,571
Total liabilities	5,263,476	5,295,185	5,238,537	5,485,791

STOCKHOLDER’S EQUITY
Common stock, $5,000 par value; 1,000 shares authorized	2,500	2,500	2,500	2,500
Additional paid-in capital	493,234	493,234	503,234	503,234
Retained earnings	19,169	20,656	27,256	32,911
Accumulated other comprehensive income	38,920	2,859	17,124	9,716
Total stockholder’s equity	553,823	519,249	550,114	548,361
Total liabilities and stockholder’s equity	$5,817,299	$5,814,434	$5,788,651	$6,034,152

Selected Unaudited Quarterly Financial Data:	Quarter Ended
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Income Statement Data	2004
REVENUES
Premiums	$1,018	$1,063	$1,116	$4,170
Insurance and investment product fees	18,904	20,224	21,837	22,335
Investment income, net of expenses	34,107	35,433	36,308	38,014
Net realized investment gains (losses)	1,711	3,113	1,021	(724)
Total revenues	55,740	59,833	60,282	63,795

BENEFITS AND EXPENSES
Policy benefits	33,761	33,995	35,849	33,155
Policy acquisition cost amortization	6,696	13,363	10,649	14,319
Other operating expenses	10,763	10,244	6,904	7,772
Total benefits and expenses	51,220	57,602	53,402	55,246
Income before income taxes	4,520	2,231	6,880	8,549
Applicable income taxes	1,547	746	280	2,892
Net income	$2,973	$1,485	$6,600	$5,657

COMPREHENSIVE INCOME
Net income	$2,973	$1,485	$6,600	$5,657
Net unrealized investment gains (losses)	14,066	(35,894)	14,350	(7,324)
Net unrealized derivative instruments losses	--	(167)	(85)	(84)
Other comprehensive income (loss)	14,066	(36,061)	14,265	(7,408)
Comprehensive income (loss)	$17,039	$(34,576)	$20,865	$(1,751)

ADDITIONAL PAID-IN CAPITAL
Capital contribution from parent	$9,000	$--	$10,000	$--

RETAINED EARNINGS
Net income	2,973	1,485	6,600	5,657

OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss)	14,066	(36,061)	14,265	(7,408)

Change in stockholder’s equity	26,039	(34,576)	30,865	(1,751)
Stockholder’s equity, beginning of period	527,784	553,823	519,247	550,112
Stockholder’s equity, end of period	$553,823	$519,247	$550,112	$548,361

Selected Unaudited Quarterly Financial Data:	As of
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Balance Sheet Data	2003
ASSETS
Available-for-sale debt securities, at fair value	$3,044,101	$3,079,707	$3,047,139	$3,087,957
Available-for-sale equity securities, at fair value	32,394	12,715	13,475	8,687
Policy loans, at unpaid principal balances	1,340	1,458	1,659	1,753
Other investments	10,383	19,583	19,787	20,314
Total investments	3,088,218	3,113,463	3,082,060	3,118,711
Cash and cash equivalents	135,328	186,316	234,455	80,972
Accrued investment income	22,747	24,552	27,947	26,817
Deferred policy acquisition costs	280,510	302,001	341,587	372,609
Other general account assets	68,365	30,016	12,738	23,611
Separate account assets	1,395,991	1,639,587	1,763,624	2,010,134
Total assets	$4,991,159	$5,295,935	$5,462,411	$5,632,854

LIABILITIES
Policyholder deposit funds	$2,784,395	$2,843,963	$2,844,892	$2,760,567
Policy liabilities and accruals	145,097	161,652	193,057	235,484
Deferred income taxes	37,387	61,018	60,680	55,926
Other general account liabilities	138,412	57,032	70,791	42,959
Separate account liabilities	1,395,992	1,639,587	1,763,624	2,010,134
Total liabilities	4,501,283	4,763,252	4,933,044	5,105,070

STOCKHOLDER’S EQUITY
Common stock, $5,000 par value; 1,000 shares authorized	2,500	2,500	2,500	2,500
Additional paid-in capital	469,234	484,234	484,234	484,234
Retained earnings	(16)	2,972	6,118	16,196
Accumulated other comprehensive income	18,158	42,977	36,515	24,854
Total stockholder’s equity	489,876	532,683	529,367	527,784
Total liabilities and stockholder’s equity	$4,991,159	$5,295,935	$5,462,411	$5,632,854

Selected Unaudited Quarterly Financial Data:	Quarter Ended
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Income Statement Data	2003
REVENUES
Premiums	$584	$345	$958	$3,942
Insurance and investment product fees	13,966	14,236	16,978	20,349
Investment income, net of expenses	32,235	32,736	34,486	34,074
Net realized investment gains (losses)	(2,744)	1,643	632	1,237
Total revenues	44,041	48,960	53,054	59,602

BENEFITS AND EXPENSES
Policy benefits	32,729	27,642	35,069	31,871
Policy acquisition cost amortization	6,180	8,369	6,504	(1,013)
Other operating expenses	7,545	8,635	5,693	13,415
Total benefits and expenses	46,454	44,646	47,266	44,273
Income before income taxes	(2,413)	4,314	5,788	15,329
Applicable income taxes	(850)	1,326	2,642	5,251
Net income	$(1,563)	$2,988	$3,146	$10,078

COMPREHENSIVE INCOME
Net income	$(1,563)	$2,988	$3,146	$10,078
Net unrealized investment gains (losses)	(4,387)	24,902	(6,376)	(11,578)
Net unrealized derivative instruments losses	(83)	(83)	(86)	(83)
Other comprehensive income (loss)	(4,470)	24,819	(6,462)	(11,661)
Comprehensive income (loss)	$(6,033)	$27,807	$(3,316)	$(1,583)

ADDITIONAL PAID-IN CAPITAL
Capital contribution from parent	$25,000	$15,000	$--	$--

RETAINED EARNINGS
Net income	(1,563)	2,988	3,146	10,078

OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss)	(4,470)	24,819	(6,462)	(11,661)

Change in stockholder’s equity	18,967	42,807	(3,316)	(1,583)
Stockholder’s equity, beginning of period	470,909	489,876	532,683	529,367
Stockholder’s equity, end of period	$489,876	$532,683	$529,367	$527,784

Selected Unaudited Quarterly Financial Data:	As of
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Balance Sheet Data	2002
ASSETS
Available-for-sale debt securities, at fair value	$1,139,278	$1,540,855	$2,390,459	$2,388,189
Available-for-sale equity securities, at fair value	--	--	45,861	33,121
Policy loans, at unpaid principal balances	895	903	1,322	1,335
Other investments	3,591	2,291	9,972	10,166
Total investments	1,143,764	1,544,049	2,447,614	2,432,811
Cash and cash equivalents	180,051	284,731	347,354	473,246
Accrued investment income	8,797	11,703	20,325	18,768
Deferred policy acquisition costs	187,370	197,479	233,660	255,677
Other general account assets	32,939	37,006	30,497	45,105
Separate account assets	1,591,230	1,514,180	1,098,410	1,157,913
Total assets	$3,144,151	$3,589,148	$4,177,860	$4,383,520

LIABILITIES
Policyholder deposit funds	$1,171,591	$1,643,692	$2,513,980	$2,557,428
Policy liabilities and accruals	61,283	74,349	97,463	124,925
Deferred income taxes	29,312	40,839	19,292	38,993
Other general account liabilities	64,874	55,923	62,246	33,352
Separate account liabilities	1,587,988	1,499,088	1,098,416	1,157,913
Total liabilities	2,915,048	3,313,891	3,791,397	3,912,611

STOCKHOLDER’S EQUITY
Common stock, $5,000 par value; 1,000 shares authorized	2,500	2,500	2,500	2,500
Additional paid-in capital	209,864	244,864	364,234	444,234
Retained earnings	17,142	17,773	7,664	1,547
Accumulated other comprehensive income	(403)	10,120	12,065	22,628
Total stockholder’s equity	229,103	275,257	386,463	470,909
Total liabilities and stockholder’s equity	$3,144,151	$3,589,148	$4,177,860	$4,383,520

Selected Unaudited Quarterly Financial Data:	Quarter Ended
($ in thousands)	Mar 31,	June 30,	Sept 30,	Dec 31,
Income Statement Data	2002
REVENUES
Premiums	$--	$716	$67	$3,589
Insurance and investment product fees	9,438	10,138	13,250	14,089
Investment income, net of expenses	15,477	21,985	28,236	26,774
Net realized investment gains (losses)	1,004	(2,744)	(2,265)	(12,162)
Total revenues	25,919	30,095	39,288	32,290

BENEFITS AND EXPENSES
Policy benefits	15,845	20,035	34,117	28,918
Policy acquisition cost amortization	1,581	1,835	11,796	7,970
Other operating expenses	4,962	7,318	10,074	5,032
Total benefits and expenses	22,388	29,188	55,987	41,920
Income before income taxes	3,531	907	(16,699)	(9,630)
Applicable income taxes	1,192	278	(6,592)	(3,513)
Net income	$2,339	$629	$(10,107)	$(6,117)

COMPREHENSIVE INCOME
Net income	$2,339	$629	$(10,107)	$(6,117)
Net unrealized investment gains (losses)	(2,422)	10,585	1,943	8,416
Net unrealized derivative instruments losses	60	(60)	--	2,147
Other comprehensive income (loss)	(2,362)	10,525	1,943	10,563
Comprehensive income (loss)	$(23)	$11,154	$(8,164)	$4,446

ADDITIONAL PAID-IN CAPITAL
Capital contribution from parent	$25,000	$35,000	$119,370	$80,000

RETAINED EARNINGS
Net income	2,339	629	(10,107)	(6,117)

OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss)	(2,362)	10,525	1,943	10,563

Change in stockholder’s equity	24,977	46,154	111,206	84,446
Stockholder’s equity, beginning of period	204,126	229,103	275,257	386,463
Stockholder’s equity, end of period	$229,103	$275,257	$386,463	$470,909

Selected Unaudited Quarterly Financial Data:	As of
($ in thousands)	Dec 31,
Balance Sheet Data	2001
ASSETS
Available-for-sale debt securities, at fair value	$789,380
Available-for-sale equity securities, at fair value	--
Policy loans, at unpaid principal balances	896
Other investments	2,911
Total investments	793,187
Cash and cash equivalents	171,444
Accrued investment income	5,787
Deferred policy acquisition costs	164,987
Other general account assets	30,343
Separate account assets	1,539,476
Total assets	$2,705,224

LIABILITIES
Policyholder deposit funds	$865,970
Policy liabilities and accruals	47,131
Deferred income taxes	27,426
Other general account liabilities	26,226
Separate account liabilities	1,534,345
Total liabilities	2,501,098

STOCKHOLDER’S EQUITY
Common stock, $5,000 par value; 1,000 shares authorized	2,500
Additional paid-in capital	184,864
Retained earnings	14,803
Accumulated other comprehensive income	1,959
Total stockholder’s equity	204,126
Total liabilities and stockholder’s equity	$2,705,224

Quarter
Selected Unaudited Quarterly Financial Data:	Ended
($ in thousands)	Dec 31,
Income Statement Data	2001
REVENUES
Premiums	$3,793
Insurance and investment product fees	9,039
Investment income, net of expenses	12,481
Net realized investment gains (losses)	(1,303)
Total revenues	24,010

BENEFITS AND EXPENSES
Policy benefits	16,529
Policy acquisition cost amortization	4,595
Other operating expenses	2,368
Total benefits and expenses	23,492
Income before income taxes	518
Applicable income taxes	228
Net income	$290

COMPREHENSIVE INCOME
Net income	$290
Net unrealized investment gains (losses)	(2,561)
Unrealized gains (losses) on transfer from HTM to AFS	359
Reclass realized gains (losses)	(399)
Net unrealized derivative instruments losses	(334)
Other comprehensive income (loss)	(2,935)
Comprehensive income (loss)	$(2,645)

ADDITIONAL PAID-IN CAPITAL
Capital contribution from parent	$50,000

RETAINED EARNINGS
Net income	290

OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss)	(2,935)

Change in stockholder’s equity	47,355
Stockholder’s equity, beginning of period	156,771
Stockholder’s equity, end of period	$204,126