Form 10-Q
period 2006-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2006-05-15
CIK 1031223

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 333-87218

PHL VARIABLE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	06-1045829
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One American Row, Hartford, Connecticut 06102-5056 (860) 403-5000

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

Yes ☐     No ☑

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock.  On April 30, 2006, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

	Item No.	Description	Page

PART I		FINANCIAL INFORMATION

	1	Financial Statements:

		Unaudited Interim Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005	3

		Unaudited Interim Condensed Consolidated Statement of Income and Comprehensive Income and Changes in Stockholder’s Equity for the three months ended March 31, 2006 and 2005	4

		Unaudited Interim Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005	5

		Notes to Unaudited Interim Condensed Consolidated Financial Statements for the three months ended March 31, 2006 and 2005	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	3	Quantitative and Qualitative Disclosures About Market Risk	17

	4	Controls and Procedures	17

PART II		OTHER INFORMATION

	1	Legal Proceedings	19

	1A	Risk Factors	20

	2	Unregistered Sales of Equity Securities and Use of Proceeds	20

	3	Defaults Upon Senior Securities	20

	4	Submission of Matters to a Vote of Security Holders	20

	5	Other Information	20

	6	Exhibits	20

Signature			22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands, except share data)

March 31, 2006 (unaudited) and December 31, 2005

	2006	2005

ASSETS:
Available-for-sale debt securities, at fair value	$2,462,669	$2,789,491
Policy loans, at unpaid principal balances	13,312	8,171
Other invested assets	731	1,129
Total investments	2,476,712	2,798,791
Cash and cash equivalents	140,655	25,818
Accrued investment income	28,735	30,837
Deferred policy acquisition costs	610,480	529,315
Receivable from related parties	990	32,340
Other general account assets	49,652	25,354
Separate account assets	2,684,697	2,537,685
Total assets	$5,991,921	$5,980,140

LIABILITIES:
Policyholder deposit funds	$2,065,198	$2,256,129
Policy liabilities and accruals	580,539	487,573
Deferred income taxes	76,768	73,356
Payable to related parties	22,457	72,446
Other general account liabilities	25,140	10,688
Separate account liabilities	2,684,697	2,537,685
Total liabilities	5,454,799	5,437,877

CONTINGENT LIABILITIES (Note 5)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	503,234
Retained earnings	36,392	37,134
Accumulated other comprehensive loss	(5,004)	(605)
Total stockholder’s equity	537,122	542,263
Total liabilities and stockholder’s equity	$5,991,921	$5,980,140

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands, except share data)

Three Months Ended March 31, 2006 and 2005

	2006	2005
REVENUES:
Premiums	$2,475	$1,352
Insurance and investment product fees	41,995	23,625
Investment income, net of expenses	35,060	37,788
Net realized investment losses	(4,083)	(590)
Total revenues	75,447	62,175

BENEFITS AND EXPENSES:
Policy benefits	43,848	32,957
Policy acquisition cost amortization	13,057	14,822
Other operating expenses	19,512	7,344
Total benefits and expenses	76,417	55,123
Income (loss) before income taxes	(970)	7,052
Applicable income taxes (benefits)	(228)	2,376
Net income (loss)	$(742)	$4,676

COMPREHENSIVE INCOME:
Net income (loss)	$(742)	$4,676
Net unrealized investment losses	(4,399)	(7,227)
Other comprehensive loss	(4,399)	(7,227)
Comprehensive loss	$(5,141)	$(2,551)

RETAINED EARNINGS:
Net income (loss)	$(742)	$4,676

OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(4,399)	(7,227)
Change in stockholder’s equity	(5,141)	(2,551)
Stockholder’s equity, beginning of period	542,263	548,361
Stockholder’s equity, end of period	$537,122	$545,810

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Consolidated Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(742)	$4,676
Net realized investment losses	4,083	590
Investment loss	(1,615)	(4,304)
Deferred income taxes	5,781	290
(Increase) decrease in receivables	(6,178)	1,164
Increase in deferred policy acquisition costs	(70,607)	(7,391)
Increase in policy liabilities and accruals	97,364	28,626
Other assets and other liabilities net change	(21,875)	22,705
Cash from operating activities	6,211	46,356

INVESTING ACTIVITIES:
Investment purchases	(308,024)	(201,419)
Investment sales, repayments and maturities	607,581	193,666
Cash from (for) investing activities	299,557	(7,753)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	50,317	66,630
Policyholder deposit fund withdrawals	(241,248)	(125,865)
Cash for financing activities	(190,931)	(59,235)
Change in cash and cash equivalents	114,837	(20,632)
Cash and cash equivalents, beginning of period	25,818	39,598
Cash and cash equivalents, end of period	$140,655	$18,966

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.  We have reclassified certain 2005 amounts to conform with 2006 presentation.

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States, or GAAP.  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of: deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities; the valuation of deferred tax liabilities and accruals for contingent liabilities.  Our significant accounting policies are presented in the notes to our financial statements in our 2005 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three-month period in 2006 are not necessarily indicative of the results that may be expected for the year 2006.  These unaudited financial statements should be read in conjunction with our financial statements in our 2005 Annual Report on Form 10-K.

Recently issued accounting standards

Deferred Acquisition Costs:  In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or
SOP 05-1.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97.  The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We will adopt SOP 05-1 on January 1, 2007.  We are currently assessing the impact of SOP 05-1 on our financial position and results of operations.

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our financial statements.

2.

Operating Activities

Activity in Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Policy acquisition costs deferred	$83,664	$22,213
Recurring costs amortized to expense	(15,335)	(14,822)
Decrease (increase) related to realized investment gains or losses	2,278	—
(Cost) credit offsets to net unrealized investment gains or losses included in other comprehensive income	10,558	34,000
Change in deferred policy acquisition costs	81,165	41,391
Deferred policy acquisition costs, beginning of period	529,315	433,458
Deferred policy acquisition costs, end of period	$610,480	$474,849

3.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	March 31, 2006		December 31, 2005
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$114,875	$116,701	$124,552	$125,673
State and political subdivision	22,427	22,841	28,585	28,934
Foreign government	58,953	55,714	73,412	69,275
Corporate	1,366,350	1,396,821	1,490,696	1,510,681
Mortgage-backed	534,196	541,125	648,124	649,346
Other asset-backed	365,868	366,842	424,122	425,634
Debt securities	$2,462,669	$2,500,044	$2,789,491	$2,809,543

We owned no non-income producing debt securities as of March 31, 2006 or 2005.

Gross and Net Unrealized Gains and Losses from	March 31, 2006		December 31, 2005
Debt Securities:	Gains	Losses	Gains	Losses
($ in thousands)

U.S. government and agency	$218	$(2,044)	$369	$(1,490)
State and political subdivision	209	(623)	239	(588)
Foreign government	3,695	(456)	4,539	(402)
Corporate	6,423	(36,894)	10,796	(30,781)
Mortgage-backed	3,992	(10,921)	6,141	(7,363)
Other asset-backed	2,216	(3,190)	2,052	(3,564)
Debt securities gains (losses)	$16,753	$(54,128)	$24,136	$(44,188)
Debt securities net gains (losses)	$(37,375)		$(20,052)

Aging of Temporarily Impaired	March 31, 2006
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$61,595	$(1,120)	$30,537	$(924)	$92,132	$(2,044)
State and political subdivision	6,084	(24)	13,755	(599)	19,839	(623)
Foreign government	10,723	(250)	4,341	(206)	15,064	(456)
Corporate	510,202	(18,004)	499,228	(18,890)	1,009,430	(36,894)
Mortgage-backed	267,287	(6,361)	156,145	(4,560)	423,432	(10,921)
Other asset-backed	127,247	(1,185)	95,988	(2,005)	223,235	(3,190)
Total temporarily impaired securities	$983,138	$(26,944)	$799,994	$(27,184)	$1,783,132	$(54,128)

Below investment grade	$35,729	$(507)	$71,518	$(3,885)	$107,247	$(4,392)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(65)		$(686)		$(751)

These securities are considered to be temporarily impaired at March 31, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

In all of these securities, there are no unrealized losses of below investment grade debt securities with a fair value less than 80% of the securities amortized cost at March 31, 2006.

Aging of Temporarily Impaired General	As of December 31, 2005
Account Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$62,372	$(714)	$33,369	$(776)	$95,741	$(1,490)
State and political subdivision	7,854	(15)	16,067	(573)	23,921	(588)
Foreign government	14,877	(269)	4,834	(133)	19,711	(402)
Corporate	651,536	(18,520)	340,112	(12,261)	991,648	(30,781)
Mortgage-backed	245,240	(3,751)	165,412	(3,612)	410,652	(7,363)
Other asset-backed	140,801	(1,797)	101,004	(1,767)	241,805	(3,564)
Total temporarily impaired securities	$1,122,680	$(25,066)	$660,798	$(19,122)	$1,783,478	$(44,188)

Below investment grade	$72,000	$(2,888)	$40,186	$(2,667)	$112,186	$(5,555)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(469)		$(305)		$(774)

These securities were considered to be temporarily impaired at December 31, 2005 as each of these securities had performed, and was expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Debt securities	$34,874	$38,135
Equity securities	—	1
Policy loans	87	117
Other investments	66	4
Cash and cash equivalents	579	229
Total investment income	35,606	38,486
Less: investment expenses	546	698
Net investment income	$35,060	$37,788

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Debt security impairments	$(411)	$—
Debt security transaction gains	1,210	526
Debt security transaction losses	(5,067)	(1,492)
Equity security transaction gains	—	26
Other invested asset transaction gains	185	350
Net transaction losses	(3,672)	(590)
Net realized investment losses	$(4,083)	$(590)

Net realized investment losses	$(4,083)	$(590)
Applicable deferred policy acquisition costs	(2,278)	—
Applicable deferred income benefit	(632)	(206)
Offsets to realized investment gains	(2,910)	(206)
Net realized investment losses included in net income	$(1,173)	$(384)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Debt securities	$(17,323)	$(44,745)
Equity securities	—	(26)
Other investments	—	(349)
Net unrealized investment losses	$(17,323)	$(45,120)

Net unrealized investment losses	$(17,323)	$(45,120)
Applicable closed block policyholder dividend obligation	(10,558)	(34,000)
Applicable deferred income benefit	(2,366)	(3,893)
Offsets to net unrealized investment losses	(12,924)	(37,893)
Net unrealized investment losses included in other comprehensive income	$(4,399)	$(7,227)

4.

Income Taxes

For the three months ended March 31, 2006 and 2005, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2006	2005

Income taxes at statutory rate	$35.0%	$35.0%
Investment income not subject to tax	(11.5)%	(1.3)%
Effective income tax rates applicable to continuing operations	$23.5%	$33.7%

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits.  The current periods being audited by the IRS are the 2002 and 2003 tax years.  While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded on the balance sheet, are adequate for all open years.  Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS.  Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

5.

Contingent Liabilities

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (iv) downgrades in the financial strength ratings of the Company; (v) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the Company’s liabilities for future policy benefits and claims relating to such products; (vi) movements in the equity markets that affect our investment results, the fees we earn from funds on deposit and the demand for our variable products; (vii) the relative success and timing of implementation of the Company’s strategies; (viii) the effects of closing the Company’s retail brokerage operations; and (ix) other risks and uncertainties described in any of the Company’s filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three months ended March 31, 2006 and 2005.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K.

Overview

We are a manufacturer of insurance and annuity products for the accumulation, preservation and transfer of wealth.  We provide products and services to affluent and high-net-worth individuals through their advisors and to institutions directly and through consultants.  We offer a broad range of life insurance and annuity products, including universal, variable universal, term life insurance and a range of variable annuity offerings and services through a variety of distributors. These distributors include independent advisors and financial services firms who make our products and services available to their clients.

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

ability to select underwriting risks;

•

mortality experience;

•

ability to generate investment earnings;

•

ability to maintain expenses in accordance with our pricing assumptions; and

•

persistency on policies issued (the percentage of policies remaining in force from year to year as measured by premiums);

•

the amount and composition of funds on deposit;

•

the maintenance of our target spreads between the rate of earnings on our investments and interest rates credited to customers; and

•

our ability to manage expenses.

Our sales and financial results over the last several years have been affected by demographic, industry and market trends.  The baby boom generation has begun to enter its prime savings years. Americans generally have begun to rely less on defined benefit retirement plans, social security and other government programs to meet their postretirement financial needs.  Product preferences have shifted between fixed and variable options depending on market and economic conditions.  Our balanced product portfolio, including universal life, variable life and variable annuity products, is well positioned to meet this shifting demand.

Recently Issued Accounting Standards

Deferred Acquisition Costs:  In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97.  The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We will adopt SOP 05-1 on January 1, 2007.  We are currently assessing the impact of SOP 05-1 on our financial position and results of operations.

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our financial statements.

Critical Accounting Estimates

The discussion and analysis of our results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  See our 2005 Annual Report on Form 10-K for a description of our critical accounting estimates.

Results of Operations

Summary Financial Data:	Three Months Ended
($ in thousands)	March 31,
	2006	2005	Change
REVENUES:
Premiums	$2,475	$1,352	$1,123
Insurance and investment product fees	41,995	23,625	18,370
Investment income, net of expenses	35,060	37,788	(2,728)
Net realized investment losses	(4,083)	(590)	(3,493)
Total revenues	75,447	62,175	13,272

BENEFITS AND EXPENSES:
Policy benefits	43,848	32,957	10,891
Policy acquisition cost amortization	13,057	14,822	(1,765)
Other operating expenses	19,512	7,344	12,168
Total benefits and expenses	76,417	55,123	21,294
Income (loss) before income taxes	(970)	7,052	(8,022)
Applicable income taxes (benefit)	(228)	2,376	(2,604)
Net income (loss)	$(742)	$4,676	$(5,418)

Three months ended March 31, 2006 vs. March 31, 2005

Premiums increased 83% in the first quarter of 2006 over the same period in 2005 due to higher sales of our term life insurance products.

Insurance and investment product fees increased 78% in the first quarter of 2006 over the same period in 2005 due to higher sales of universal life products, which continued to be dominated by our current assumption product, in 2006 and to higher underlying account balances during the first quarter of 2006.  While we do not expect sales to continue at this level, we do expect overall trends to be positive in 2006.

Net realized investment losses increased 592% in the first quarter of 2006 over the same period in 2005 due to the sell off of securities in the portfolio backing certain discontinued annuity products. We are intentionally selling securities in this portfolio for asset liability matching purposes.

Policy benefits increased 33% in the first quarter of 2006 over the same period in 2005 due to higher universal life claims. These represented a small number of large claims which we believe, based upon our review, are not indicative of a deterioration in overall experience.

Other operating expenses increased 166% in the first quarter of 2006 over the same period in 2005 as a result of higher non-deferred expenses, such as maintenance and indirect cost, associated with business growth, premium taxes driven by the increase in universal life new business and investment in product development.

Income tax expense decreased $2.6 million in the first quarter of 2006 from same period in 2005 due primarily to a pre-tax loss of $1.0 million in the 2006 quarter compared to a pre-tax gain of $7.1 million in the 2005 quarter.

General Account

The invested assets in our general account are generally of high quality and broadly diversified across asset classes, sectors and individual credits and issuers.  Our investment professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them.  Segmentation of assets allows us to manage the risks and measure returns on capital for our various products.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of March 31, 2006, our general account held debt securities with a carrying value of $2,462.7 million, representing 99.4% of total general account investments.  Public debt securities represented 83.7% of total debt securities, with the remaining 16.3% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of March 31, 2006
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$114,875	$116,701	$—	$—
State and political subdivision	22,427	22,841	—	—
Foreign government	27,945	27,770	31,008	27,944
Corporate	1,197,623	1,225,090	168,727	171,731
Mortgage-backed	526,328	533,276	7,868	7,849
Other asset-backed	355,071	356,040	10,797	10,802
Total debt securities	$2,244,269	$2,281,718	$218,400	$218,326

Percentage of total debt securities	91.1%	91.3%	8.9%	8.7%

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach emphasizes a high level of industry diversification.  The top five industry holdings as of March 31, 2006 in our debt securities portfolio are diversified financial services (6.5%), banking (4.9%), insurance (4.0%), telecommunications equipment (2.6%) and broker-dealers (2.5%).

Total net unrealized losses on debt securities were $37.4 million (unrealized losses of $54.1 million less unrealized gains of $16.7 million).

At the end of each reporting period, we review our security holdings for potential recognition of an other-than-temporary impairment.  We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny.  We also identify securities whose carrying value has been below amortized cost on a continuous basis.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities.  Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2006
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,783,132	$942,906	$40,231	$799,996
Total amortized cost	1,837,260	968,483	41,598	827,180
Unrealized losses	$(54,128)	$(25,577)	$(1,367)	$(27,184)
Unrealized losses after offsets	$(7,016)	$(2,695)	$(184)	$(4,137)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(49,736)	$(25,128)	$(1,309)	$(23,299)
Unrealized losses after offsets	$(6,264)	$(2,637)	$(177)	$(3,450)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(4,392)	$(449)	$(58)	$(3,885)
Unrealized losses after offsets	$(752)	$(58)	$(7)	$(687)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities with gross unrealized losses, 89.3% of the unrealized losses after offsets pertain to investment grade securities and 10.7% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2006.

In determining that the securities giving rise to unrealized losses were not other-than-temporarily impaired, we considered many factors, including those cited previously.  In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations.  In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk.  The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry.  We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

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

See our 2005 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of March 31, 2006, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business.  Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Risk Based Capital

At March 31, 2006, our estimated Total Adjusted Capital level was in excess of 400% of Company Action Level.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of March 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the three months ended on March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2006, there were no material changes to our Risk Factors as described in our 2005 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 5.  OTHER INFORMATION

(a)

None.

(b)

No material changes.

ITEM 6.  EXHIBITS
Exhibit

3.1

Form of Amended and Restated Certificate of Incorporation (as amended and restated effective May 31, 1994) (incorporated herein by reference to Exhibit 3.1 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

3.2

Bylaws of PHL Variable Life Insurance Company (as amended and restated effective May 16, 2002) (incorporated herein by reference to Exhibit 3.2 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.1

Services Agreement effective as of January 1, 1995 by and among PHL Variable Insurance Company, Phoenix Life Insurance Company, American Life and Reassurance Company, Phoenix American Life Insurance Company and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10.1 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.2

Investment Management Agreement effective as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.2 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.3

Amendment #1 (effective as of January 1, 1998) to the Investment Management Agreement dated as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.3 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.4

Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.4 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.5

Amendment #1 (effective as of January 1, 2006) to the Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.5 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

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

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.  Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHL VARIABLE INSURANCE COMPANY

Date:

May 15, 2006

By:

         /s/ Michael E. Haylon

Michael E. Haylon, Executive Vice President

  and Chief Financial Officer