Form 10-Q
period 2006-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2006-08-14
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number:  333-20277

PHL VARIABLE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	06-1045829
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock.  On July 31, 2006, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

	Item No.	Description	Page

PART I.		FINANCIAL INFORMATION

	1	Financial Statements:

		Unaudited Interim Condensed Balance Sheet as of June 30, 2006 and December 31, 2005	3

		Unaudited Interim Condensed Statement of Income and Comprehensive Income and Changes in Stockholder’s Equity for the three and six months ended June 30, 2006 and 2005	4

		Unaudited Interim Condensed Statement of Cash Flows for the three and six months ended June 30, 2006 and 2005	5

		Notes to Unaudited Interim Condensed Financial Statements for the three and six months ended June 30, 2006 and 2005	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	3	Quantitative and Qualitative Disclosures About Market Risk	18

	4	Controls and Procedures	19

PART II		OTHER INFORMATION

	1	Legal Proceedings	20

	1A	Risk Factors	21

	2	Unregistered Sales of Equity Securities and Use of Proceeds	21

	3	Defaults Upon Senior Securities	21

	4	Submission of Matters to a Vote of Security Holders	21

	5	Other Information	21

	6	Exhibits	22

Signature			23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands, except share data)

June 30, 2006 (unaudited) and December 31, 2005

	June 30,	Dec 31,
	2006	2005

ASSETS:
Available-for-sale debt securities, at fair value	$2,183,000	$2,789,491
Policy loans, at unpaid principal balances	14,231	8,171
Other invested assets	1,267	1,129
Total investments	2,198,498	2,798,791
Cash and cash equivalents	13,974	25,818
Accrued investment income	21,371	30,837
Receivables	75,459	25,107
Deferred policy acquisition costs	648,265	529,315
Receivable from related parties	2,554	32,340
Other general account assets	2,355	247
Separate account assets	2,642,399	2,537,685
Total assets	$5,604,875	$5,980,140

LIABILITIES:
Policyholder deposit funds	$1,699,575	$2,256,129
Policy liabilities and accruals	604,713	487,573
Deferred income taxes	83,489	73,356
Payable to related parties	20,181	72,446
Other general account liabilities	18,370	10,688
Separate account liabilities	2,642,399	2,537,685
Total liabilities	5,068,727	5,437,877

CONTINGENT LIABILITIES (Note 5)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	503,234
Retained earnings	40,295	37,134
Accumulated other comprehensive loss	(9,881)	(605)
Total stockholder’s equity	536,148	542,263
Total liabilities and stockholder’s equity	$5,604,875	$5,980,140

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands, except share data)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Premiums	$3,219	$1,539	$5,694	$2,891
Insurance and investment product fees	41,841	25,542	83,836	49,167
Investment income, net of expenses	33,906	38,133	68,966	75,921
Net realized investment losses	(64)	(1,680)	(4,147)	(2,270)
Total revenues	78,902	63,534	154,349	125,709

BENEFITS AND EXPENSES:
Policy benefits	36,640	32,486	80,488	65,443
Policy acquisition cost amortization	20,767	36,494	33,824	51,316
Other operating expenses	16,263	9,374	35,775	16,718
Total benefits and expenses	73,670	78,354	150,087	133,477
Income (loss) before income taxes	5,232	(14,820)	4,262	(7,768)
Applicable income taxes (benefits)	1,329	(5,279)	1,101	(2,903)
Net income (loss)	$3,903	$(9,541)	$3,161	$(4,865)

COMPREHENSIVE INCOME:
Net income (loss)	$3,903	$(9,541)	$3,161	$(4,865)
Net unrealized investment gains (losses)	(4,812)	3,803	(9,128)	(3,341)
Net unrealized derivative losses	(65)	(84)	(148)	(167)
Other comprehensive income (loss)	(4,877)	3,719	(9,276)	(3,508)
Comprehensive loss	$(974)	$(5,822)	$(6,115)	$(8,373)

RETAINED EARNINGS:
Net income (loss)	$3,903	$(9,541)	$3,161	$(4,865)

OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	(4,877)	3,719	(9,276)	(3,508)
Change in stockholder’s equity	(974)	(5,822)	(6,115)	(8,373)
Stockholder’s equity, beginning of period	537,122	545,810	542,263	548,361
Stockholder’s equity, end of period	$536,148	$539,988	$536,148	$539,988

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Cash Flows

($ in thousands)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$3,161	$(4,865)
Net realized investment losses	4,147	2,270
Investment income (loss)	2,869	(5,436)
Deferred income taxes (benefit)	15,129	(6)
(Increase) decrease in receivables	(7,009)	7,689
(Increase) decrease in deferred policy acquisition costs	(97,825)	7,144
Increase in policy liabilities and accruals	124,807	59,239
Other assets and other liabilities net change	(16,517)	6,670
Cash from operating activities	28,762	72,705

INVESTING ACTIVITIES:
Investment purchases	(471,246)	(370,262)
Investment sales, repayments and maturities	987,194	419,810
Cash from investing activities	515,948	49,548

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	106,566	126,097
Policyholder deposit fund withdrawals	(663,120)	(268,777)
Cash for financing activities	(556,554)	(142,680)
Change in cash and cash equivalents	(11,844)	(20,427)
Cash and cash equivalents, beginning of period	25,818	39,598
Cash and cash equivalents, end of period	$13,974	$19,171

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Financial Statements

Three and Six Months Ended June 30, 2006 and 2005

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company. Certain prior year amounts have been reclassified to conform with 2006 presentation.

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three and six-month periods in 2006 are not necessarily indicative of the results that may be expected for the year 2006.  These unaudited financial statements should be read in conjunction with our financial statements in our 2005 Annual Report on Form 10-K.

Recently issued accounting standards

Uncertain Tax Positions:  In June 2006, the Financial Accounting Standards Board Issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and, accordingly, our adoption did not have a material effect on our financial statements.

2.

Operating Activities

Activity in Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2006	2005	2006	2005

Policy acquisition costs deferred	$47,984	$21,960	$131,648	$44,172
Recurring costs amortized to expense	(20,600)	(36,494)	(35,935)	(51,316)
Decrease (increase) related to realized investment gains or losses	(167)	—	2,111	—
(Cost) credit offsets to net unrealized investment gains or losses included in other comprehensive income	10,568	(24,953)	21,126	9,049
Change in deferred policy acquisition costs	37,785	(39,487)	118,950	1,905
Deferred policy acquisition costs, beginning of period	610,480	474,850	529,315	433,458
Deferred policy acquisition costs, end of period	$648,265	$435,363	$648,265	$435,363

3.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	June 30, 2006		December 31, 2005
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$115,042	$117,242	$124,552	$125,673
State and political subdivision	18,806	19,278	28,585	28,934
Foreign government	54,984	53,518	73,412	69,275
Corporate	1,236,008	1,273,494	1,490,696	1,510,681
Mortgage-backed	474,271	484,663	648,124	649,346
Other asset-backed	283,889	285,362	424,122	425,634
Debt securities	$2,183,000	$2,233,557	$2,789,491	$2,809,543

We owned no non-income producing debt securities as of June 30, 2006 or 2005.

Gross and Net Unrealized Gains and Losses from	June 30, 2006		December 31, 2005
Debt Securities:	Gains	Losses	Gains	Losses
($ in thousands)

U.S. government and agency	$135	$(2,335)	$369	$(1,490)
State and political subdivision	190	(662)	239	(588)
Foreign government	2,054	(588)	4,539	(402)
Corporate	3,466	(40,952)	10,796	(30,781)
Mortgage-backed	2,280	(12,672)	6,141	(7,363)
Other asset-backed	1,959	(3,432)	2,052	(3,564)
Debt securities gains (losses)	$10,084	$(60,641)	$24,136	$(44,188)
Debt securities net losses	$(50,557)		$(20,052)

Aging of Temporarily Impaired	June 30, 2006
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$76,029	$(1,343)	$28,286	$(992)	$104,315	$(2,335)
State and political subdivision	2,563	(32)	13,672	(630)	16,235	(662)
Foreign government	8,852	(213)	8,168	(375)	17,020	(588)
Corporate	615,857	(22,170)	454,400	(18,782)	1,070,257	(40,952)
Mortgage-backed	276,172	(8,943)	125,653	(3,729)	401,825	(12,672)
Other asset-backed Other asset-backed	98,010	(1,152)	89,440	(2,280)	187,450	(3,432)
Total temporarily impaired securities	$1,077,483	$(33,853)	$719,619	$(26,788)	$1,797,102	$(60,641)

Below investment grade	$61,143	$(2,660)	$60,633	$(3,510)	$121,776	$(6,170)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(570)		$(664)		$(1,234)

These securities are considered to be temporarily impaired at June 30, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

There are no unrealized losses of below investment grade debt securities with a fair value less than 80% of the securities amortized cost at June 30, 2006.

Aging of Temporarily Impaired General	As of December 31, 2005
Account Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$62,372	$(714)	$33,369	$(776)	$95,741	$(1,490)
State and political subdivision	7,854	(15)	16,067	(573)	23,921	(588)
Foreign government	14,877	(269)	4,834	(133)	19,711	(402)
Corporate	651,536	(18,520)	340,112	(12,261)	991,648	(30,781)
Mortgage-backed	245,240	(3,751)	165,412	(3,612)	410,652	(7,363)
Other asset-backed Other asset-backed	140,801	(1,797)	101,004	(1,767)	241,805	(3,564)
Total temporarily impaired securities	$1,122,680	$(25,066)	$660,798	$(19,122)	$1,783,478	$(44,188)

Below investment grade	$72,000	$(2,888)	$40,186	$(2,667)	$112,186	$(5,555)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(469)		$(305)		$(774)

These securities were considered to be temporarily impaired at December 31, 2005 as each of these securities had performed, and was expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2006	2005	2006	2005

Debt securities	$33,830	$38,445	$68,704	$76,580
Equity securities	—	1	—	1
Other investments	(27)	32	39	36
Policy loans	47	115	134	233
Cash and cash equivalents	514	199	1,093	428
Total investment income	34,364	38,792	69,970	77,278
Less: investment expenses	458	659	1,004	1,357
Net investment income	$33,906	$38,133	$68,966	$75,921

The negative income amount of $27 thousand shown for other investments is attributable to partnership valuation per the financial statements received in the second quarter of 2006.

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Debt security impairments	$—	$—	$(411)	$—
Debt security transaction gains	1,053	327	2,263	854
Debt security transaction losses	(1,494)	(1,760)	(6,561)	(3,253)
Equity security transaction gains	—	—	—	26
Other invested asset transaction gains (losses)	377	(247)	562	103
Net transaction gains (losses)	(64)	(1,680)	(3,736)	(2,270)
Net realized investment gains (losses)	$(64)	$(1,680)	$(4,147)	$(2,270)

Net realized investment gains (losses)	$(64)	$(1,680)	$(4,147)	$(2,270)
Applicable deferred policy acquisition costs	167	—	(2,111)	—
Applicable deferred income tax benefit	(81)	(581)	(713)	(787)
Offsets to realized investment gains	86	(581)	(2,824)	(787)
Net realized investment gains (losses) included in net income	$(150)	$(1,099)	$(1,323)	$(1,483)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005

Debt securities	$(17,974)	$30,813	$(35,170)	$(14,153)
Equity securities	—	(9)	—	(35)
Net unrealized investment gains (losses)	$(17,974)	$30,804	$(35,170)	$(14,188)

Net unrealized investment gains (losses)	$(17,974)	$30,804	$(35,170)	$(14,188)
Applicable deferred policy acquisition costs (benefit)	(10,568)	24,953	(21,126)	(9,049)
Applicable deferred income tax benefit	(2,594)	2,048	(4,915)	(1,798)
Offsets to net unrealized investment losses	(13,162)	27,001	(26,041)	(10,847)
Net unrealized investment gains (losses) included in other comprehensive income	$(4,812)	$3,803	$(9,128)	$(3,341)

4.

Income Taxes

For the six months ended June 30, 2006 and 2005, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income taxes at statutory rate	35.0%	(35.0%)	35.0%	(35.0%)
Investment income not subject to tax	(9.6%)	(0.6%)	(9.2%)	(2.4%)
Effective income tax benefit rates applicable to continuing operations	25.4%	(35.6%)	25.8%	(37.4%)

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

In 2004 and 2005, the Boston District Office of the SEC conducted a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity.  The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances.  A third party was retained to assist the Company in preparing the analysis.  Based on this analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.

Over the past two years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office.  While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.

Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific.  In this regard, in 2004, we received a subpoena from the Connecticut Attorney General’s office requesting information regarding certain distribution practices since 1998.  Over 40 companies received such a subpoena.  We cooperated fully and have had no further inquiry since filing our response.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (iv) downgrades in the financial strength ratings of the Company; (v) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the Company’s liabilities for future policy benefits and claims relating to such products; (vi) movements in the equity markets that affect our investment results, the fees we earn from funds on deposit and the demand for our variable products; (vii) the relative success and timing of implementation of the Company’s strategies; (viii) the effects of closing the Company’s retail brokerage operations; and (ix) other risks and uncertainties described in Part II, Item IA. “Risk Factors” below or in any of the Company’s other filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three and six months ended June 30, 2006 and 2005.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K.

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

Under generally accepted accounting principles, or GAAP, premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues.  For certain investment options of variable products, collections are reflected on our balance sheet as an increase in separate account liabilities.  Collections for fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds.  Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

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

Recently Issued Accounting Standards

Uncertain Tax Positions:  In June 2006, the Financial Accounting Standards Board Issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the Financial Accounting Standards Board issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

Accounting changes

Certain Hybrid Financial Instruments:  Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets.  Our adoption of SFAS 155 did not have a material effect on our financial statements.

Other-Than-Temporary Impairments:  Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses.  These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and, accordingly, our adoption did not have a material effect on our financial statements.

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

Results of Operations

Summary Financial Data:	Three Months Ended			Six Months Ended
($ in thousands)	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
REVENUES:
Premiums	$3,219	$1,539	$1,680	$5,694	$2,891	$2,803
Insurance and investment product fees	41,841	25,542	16,299	83,836	49,167	34,669
Investment income, net of expenses	33,906	38,133	(4,227)	68,966	75,921	(6,955)
Net realized investment losses	(64)	(1,680)	1,616	(4,147)	(2,270)	(1,877)
Total revenues	78,902	63,534	15,368	154,349	125,709	28,640

BENEFITS AND EXPENSES:
Policy benefits	36,640	32,486	4,154	80,488	65,443	15,045
Policy acquisition cost amortization	20,767	36,494	(15,727)	33,824	51,316	(17,492)
Other operating expenses	16,263	9,374	6,889	35,775	16,718	19,057
Total benefits and expenses	73,670	78,354	(4,684)	150,087	133,477	16,610
Income (loss) before income taxes	5,232	(14,820)	20,052	4,262	(7,768)	12,030
Applicable income taxes (benefit)	1,329	(5,279)	6,608	1,101	(2,903)	4,004
Net income (loss)	$3,903	$(9,541)	$13,444	$3,161	$(4,865)	$8,026

Three months ended June 30, 2006 vs. June 30, 2005

Premium revenues for the three and six months ended June 30, 2006 increased $1,680 thousand, or 109%, and $2,803 thousand, or 97%, over the comparable periods in 2005 due primarily to higher sales of our term life insurance products.

Insurance and investment product fees for the three and six months ended June 30, 2006 increased 64% and 71%, respectively, over the comparable periods in 2005 due principally to higher universal life fees resulting from higher sales and growth of policies in force.

Net investment income for the three and six months ended June 30, 2006 decreased 11% and 9%, respectively, from the comparable periods in 2005.  These decreases are due primarily to lower prepayments, lower incidence of makewhole premiums on called bonds and lower annuity funds on deposit in the general account, primarily related to discontinued products.

Net realized investment losses for the three and six-month periods ended June 30, 2006 increased 96% and 83%, respectively, over the comparable periods in 2005 due to higher sales activity in the 2006 periods to fund policyholder deposit fund withdrawals, including the scheduled maturity of a $20.6 million institutionally-placed contract.

Policy benefits for the three and six months ended June 30, 2006 increased 13% and 23%, respectively, over the comparable periods in 2005 as a result of higher universal life claims. Universal life claims represented a small number of claims which we believe are not indicative of a deterioration in overall experience.

Policy acquisition cost amortization for the three and six months ended June 30, 2006 decreased 43% and 34%, respectively, due primarily to the effects of the second quarter 2005 unlocking of deferred policy acquisition costs and reduced margins from universal life claims.

Other operating expenses for the three and six months ended June 30, 2006 increased 73% and 114%, respectively, over the comparable periods in 2005 as a result of higher non-deferred expenses, such as maintenance and indirect costs associated with business growth and premium taxes driven primarily by the increase in universal life new business.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of June 30, 2006, our general account held debt securities with a carrying value of $2,183.0 million, representing 99.3% of total general account investments.  Public debt securities represented 81.4% of total debt securities, with the remaining 18.6% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of June 30, 2006
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$115,042	$117,242	$—	$—
State and political subdivision	18,806	19,278	—	—
Foreign government	27,386	27,747	27,598	25,771
Corporate	1,091,071	1,123,078	144,937	150,416
Mortgage-backed	474,271	484,663	—	—
Other asset-backed	272,726	274,159	11,163	11,203
Total debt securities	$1,999,302	$2,046,167	$183,698	$187,390

Percentage of total debt securities	91.6%	91.6%	8.4%	8.4%

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach emphasizes a high level of industry diversification.  The top five industry holdings as of June 30, 2006 in our debt securities portfolio are diversified financial services (6.2%), banking (5.3%), insurance (3.6%), telecommunications equipment (2.6%) and electric utilities (2.5%).

Total net unrealized losses on debt securities were $50.6 million (unrealized losses of $60.6 million less unrealized gains of $10.0 million).

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

Duration of Gross Unrealized Losses	As of June 30, 2006
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,797,103	$607,420	$470,064	$719,619
Total amortized cost	1,857,744	620,841	490,496	746,407
Unrealized losses	$(60,641)	$(13,421)	$(20,432)	$(26,788)
Unrealized losses after offsets	$(9,781)	$(1,758)	$(3,395)	$(4,628)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(54,471)	$(12,625)	$(18,568)	$(23,278)
Unrealized losses after offsets	$(8,547)	$(1,646)	$(2,937)	$(3,964)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(6,170)	$(796)	$(1,864)	$(3,510)
Unrealized losses after offsets	$(1,234)	$(112)	$(458)	$(664)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities with gross unrealized losses, 87.4% of the unrealized losses after offsets pertain to investment grade securities and 12.6% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2006.

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

Ratings

Ratings are an important factor in establishing our competitive position in the insurance and financial services marketplace.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  In the event our ratings are downgraded, our ability to borrow, the level of our revenues and the persistency of our business may be adversely affected.  Please see Section II, Item 1A. “Risk Factors” below.

Our current financial strength and debt ratings are set forth in the chart below.

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)

Fitch	A+ (“Strong”)

Standard & Poor’s	A (“Strong”)

Moody’s	A3 (“Good”)

On July 27, 2006, Standard & Poor’s affirmed our rating, as well as Phoenix Life’s A (“Strong”) financial strength rating.  In addition, Standard & Poor’s revised its outlook for these ratings from stable to negative.  On July 28, 2006, Fitch affirmed our rating, as well as Phoenix Life’s A+ (“Strong”) financial strength rating, and maintained its stable outlook.

These ratings are not a recommendation to buy or hold any of our securities.

See our 2005 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of June 30, 2006, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Risk Based Capital

At June 30, 2006, our estimated Total Adjusted Capital level was in excess of 400% of Company Action Level.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of June 30, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.  During the three months ended on June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2004 and 2005, the Boston District Office of the SEC conducted a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity.  The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances.  A third party was retained to assist the Company in preparing the analysis.  Based on this analysis, the Company advised the SEC that it does not believe that reimbursement is appropriate.

Over the past two years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office.  While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.

Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific.  In this regard, in 2004, we received a subpoena from the Connecticut Attorney General’s office requesting information regarding certain distribution practices since 1998.  Over 40 companies received such a subpoena.  We cooperated fully and have had no further inquiry since filing our response.

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

ITEM 1A.  RISK FACTORS

We face significant risks, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity.  The risks described below updates the risk factors described in our 2005 Form
10-K and should be read in addition to those risk factors.  The risk factors described in this Form 10-Q and our 2005 Form 10-K may not be the only risks we face.  This information should be considered carefully together with the other information contained in this Form 10-Q and the other reports and materials we file with the Securities and Exchange Commission.

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

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.  Requests for copies should be directed to: Corporate Secretary, The Phoenix Companies, Inc., One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHL VARIABLE INSURANCE COMPANY

Date:

August 14, 2006

By:

/s/ Michael E. Haylon

Michael E. Haylon

Executive Vice President

  and Chief Financial Officer