Form 10-Q
period 2006-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2006-11-14
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐     No ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock.  On October 31, 2006, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

	Item No.	Description	Page

PART I		FINANCIAL INFORMATION

	1	Financial Statements:

		Unaudited Interim Condensed Balance Sheet as of September 30, 2006 and December 31, 2005	3

		Unaudited Interim Condensed Statement of Income and Comprehensive Income and Changes in Stockholder’s Equity for the three and nine months ended September 30, 2006 and 2005	4

		Unaudited Interim Condensed Statement of Cash Flows for the three and nine months ended September 30, 2006 and 2005	5

		Notes to Unaudited Interim Condensed Financial Statements for the three and nine months ended September 30, 2006 and 2005	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	3	Quantitative and Qualitative Disclosures About Market Risk	20

	4	Controls and Procedures	20

PART II		OTHER INFORMATION

	1	Legal Proceedings	21

	1A	Risk Factors	22

	2	Unregistered Sales of Equity Securities and Use of Proceeds	22

	3	Defaults Upon Senior Securities	22

	4	Submission of Matters to a Vote of Security Holders	22

	5	Other Information	22

	6	Exhibits	23

Signature			24

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands)

September 30, 2006 (unaudited) and December 31, 2005

	Sept 30,	Dec 31,
	2006	2005

ASSETS:
Available-for-sale debt securities, at fair value	$2,092,526	$2,789,491
Policy loans, at unpaid principal balances	14,570	8,171
Other invested assets	1,268	1,129
Total investments	2,108,364	2,798,791
Cash and cash equivalents	36,969	25,818
Accrued investment income	23,410	30,837
Receivables	49,183	25,107
Deferred policy acquisition costs	652,386	529,315
Receivable from related parties	3,240	32,340
Other general account assets	1,110	247
Separate account assets	2,747,577	2,537,685
Total assets	$5,622,239	$5,980,140

LIABILITIES:
Policyholder deposit funds	$1,563,698	$2,256,129
Policy liabilities and accruals	625,711	487,573
Deferred income taxes	91,819	73,356
Payable to related parties	22,954	72,446
Other general account liabilities	20,277	10,688
Separate account liabilities	2,747,577	2,537,685
Total liabilities	5,072,036	5,437,877

CONTINGENT LIABILITIES (Note 5)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	503,234
Retained earnings	47,684	37,134
Accumulated other comprehensive loss	(3,215)	(605)
Total stockholder’s equity	550,203	542,263
Total liabilities and stockholder’s equity	$5,622,239	$5,980,140

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Premiums	$2,975	$1,595	$8,669	$4,486
Insurance and investment product fees	46,015	26,496	129,850	75,663
Investment income, net of expenses	30,404	38,323	99,370	114,244
Net realized investment losses	(169)	(3,062)	(4,315)	(5,332)
Total revenues	79,225	63,352	233,574	189,061

BENEFITS AND EXPENSES:
Policy benefits	28,548	32,439	109,036	97,882
Policy acquisition cost amortization	27,480	14,105	61,304	65,421
Other operating expenses	14,781	6,376	50,556	23,094
Total benefits and expenses	70,809	52,920	220,896	186,397
Income before income taxes	8,416	10,432	12,678	2,664
Applicable income taxes (benefits)	1,027	1,149	2,128	(1,754)
Net income	$7,389	$9,283	$10,550	$4,418

COMPREHENSIVE INCOME:
Net income	$7,389	$9,283	$10,550	$4,418
Net unrealized gains (losses)	6,666	(4,268)	(2,610)	(7,776)
Comprehensive income (loss)	$14,055	$5,015	$7,940	$(3,358)

RETAINED EARNINGS:
Net income	$7,389	$9,283	$10,550	$4,418

OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	6,666	(4,268)	(2,610)	(7,776)
Change in stockholder’s equity	14,055	5,015	7,940	(3,358)
Stockholder’s equity, beginning of period	536,148	539,988	542,263	548,361
Stockholder’s equity, end of period	$550,203	$545,003	$550,203	$545,003

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Cash Flows

($ in thousands)

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$10,550	$4,418
Net realized investment losses	4,315	5,332
Investment income (loss)	2,623	(4,222)
Deferred income taxes	19,867	6,439
(Increase) decrease in receivables	(3,190)	7,211
Increase in deferred policy acquisition costs	(124,129)	(12,726)
Increase in policy liabilities and accruals	146,520	96,980
Other assets and other liabilities net change	(15,088)	1,926
Cash from operating activities	41,468	105,358

INVESTING ACTIVITIES:
Investment purchases	(656,568)	(868,028)
Investment sales	428,489	290,851
Investment maturities and repayments	889,851	687,070
Cash from investing activities	661,772	109,893

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	156,231	180,052
Policyholder deposit fund withdrawals	(848,320)	(413,068)
Cash for financing activities	(692,089)	(233,016)
Change in cash and cash equivalents	11,151	(17,765)
Cash and cash equivalents, beginning of period	25,818	39,598
Cash and cash equivalents, end of period	$36,969	$21,833

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Financial Statements

Three and Nine Months Ended September 30, 2006 and 2005

1.  Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products.  It is a wholly-owned subsidiary of PM Holdings, Inc.  PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.  Certain prior year amounts have been reclassified to conform with the 2006 presentation.

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP.  In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at reporting dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates and assumptions.  We employ significant estimates and assumptions in the determination of: deferred policy acquisition costs; policyholder liabilities and the determination of accruals; the valuation of investments in debt and equity securities; the valuation of deferred tax liabilities and accruals for contingent liabilities.  Our significant accounting policies are presented in the notes to our financial statements in our 2005 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements.  In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods.  Financial results for the three and nine-month periods in 2006 are not necessarily indicative of the results that may be expected for the year 2006.  These unaudited financial statements should be read in conjunction with our financial statements in our 2005 Annual Report on Form 10-K.

Recently issued accounting standards

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS 157, Fair Value Measurements, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  This guidance is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our financial position and results of operations.

Uncertain Tax Positions:  In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

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

2.  Operating Activities

Activity in Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Policy acquisition costs deferred	$53,785	$33,975	$185,432	$78,147
Recurring costs amortized to expense	(27,615)	(15,807)	(63,550)	(67,123)
Decrease (increase) related to realized investment gains or losses	135	1,702	2,246	1,702
(Cost) credit offsets to net unrealized investment gains or losses included in other comprehensive income	(22,184)	25,868	(1,057)	34,916
Change in deferred policy acquisition costs	4,121	45,738	123,071	47,642
Deferred policy acquisition costs, beginning of period	648,265	435,362	529,315	433,458
Deferred policy acquisition costs, end of period	$652,386	$481,100	$652,386	$481,100

3.  Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	September 30, 2006		December 31, 2005
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$112,487	$113,869	$124,552	$125,673
State and political subdivision	17,967	18,219	28,585	28,934
Foreign government	52,017	48,808	73,412	69,275
Corporate	1,189,146	1,207,371	1,490,696	1,510,681
Mortgage-backed	452,232	455,092	648,124	649,346
Other asset-backed	268,677	267,734	424,122	425,634
Debt securities	$2,092,526	$2,111,093	$2,789,491	$2,809,543

We owned no non-income producing debt securities as of September 30, 2006 or 2005.

Gross and Net Unrealized Gains and Losses from	September 30, 2006		December 31, 2005
Debt and Equity Securities:	Gains	Losses	Gains	Losses
($ in thousands)

U.S. government and agency	$252	$(1,634)	$369	$(1,490)
State and political subdivision	180	(432)	239	(588)
Foreign government	3,435	(226)	4,539	(402)
Corporate	5,557	(23,782)	10,796	(30,781)
Mortgage-backed	3,065	(5,925)	6,141	(7,363)
Other asset-backed	2,977	(2,034)	2,052	(3,564)
Debt securities gains (losses)	$15,466	$(34,033)	$24,136	$(44,188)
Debt securities net losses	$(18,567)		$(20,052)
Equity securities gains	$14		$—
Equity securities net gains	$14		$—

Aging of Temporarily Impaired	As of September 30, 2006
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$13,838	$(60)	$69,256	$(1,574)	$83,094	$(1,634)
State and political subdivision	1,019	(3)	14,386	(429)	15,405	(432)
Foreign government	4,038	(18)	9,320	(208)	13,358	(226)
Corporate	256,298	(3,203)	677,368	(20,579)	933,666	(23,782)
Mortgage-backed	75,630	(721)	243,810	(5,204)	319,440	(5,925)
Other asset-backed	35,579	(202)	115,864	(1,832)	151,443	(2,034)
Total temporarily impaired securities	$386,402	$(4,207)	$1,130,004	$(29,826)	$1,516,406	$(34,033)

Below investment grade	$34,903	$(513)	$72,614	$(3,499)	$107,517	$(4,012)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(61)		$(516)		$(577)

These securities are considered to be temporarily impaired at September 30, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

There are no unrealized losses of below investment grade debt securities with a fair value less than 80% of the securities amortized cost at September 30, 2006.

Aging of Temporarily Impaired	As of December 31, 2005
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$62,372	$(714)	$33,369	$(776)	$95,741	$(1,490)
State and political subdivision	7,854	(15)	16,067	(573)	23,921	(588)
Foreign government	14,877	(269)	4,834	(133)	19,711	(402)
Corporate	651,536	(18,520)	340,112	(12,261)	991,648	(30,781)
Mortgage-backed	245,240	(3,751)	165,412	(3,612)	410,652	(7,363)
Other asset-backed	140,801	(1,797)	101,004	(1,767)	241,805	(3,564)
Total temporarily impaired securities	$1,122,680	$(25,066)	$660,798	$(19,122)	$1,783,478	$(44,188)

Below investment grade	$72,000	$(2,888)	$40,186	$(2,667)	$112,186	$(5,555)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(469)		$(305)		$(774)

These securities were considered to be temporarily impaired at December 31, 2005 as each of these securities had performed, and was expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Debt securities	$29,410	$37,721	$98,114	$114,301
Equity securities	—	1	—	2
Other investments	62	12	101	48
Policy loans	508	325	642	557
Cash and cash equivalents	917	176	2,010	604
Total investment income	30,897	38,235	100,867	115,512
Less: investment expenses	493	(88)	1,497	1,268
Net investment income	$30,404	$38,323	$99,370	$114,244

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Debt security impairments	$—	$(1,638)	$(411)	$(1,638)
Debt security transaction gains	240	685	2,503	1,539
Debt security transaction losses	(447)	(1,717)	(7,008)	(4,970)
Equity security transaction gains	—	—	—	26
Other invested asset transaction gains (losses)	38	(392)	601	(289)
Net transaction gains (losses)	(169)	(1,424)	(3,904)	(3,694)
Net realized investment gains (losses)	$(169)	$(3,062)	$(4,315)	$(5,332)

Net realized investment gains (losses)	$(169)	$(3,062)	$(4,315)	$(5,332)
Applicable deferred policy acquisition costs	(135)	(1,702)	(2,246)	(1,702)
Applicable deferred income tax benefit	(11)	(476)	(724)	(1,271)
Offsets to realized investment gains	(146)	(2,178)	(2,970)	(2,973)
Net realized investment gains (losses) included in net income	$(23)	$(884)	$(1,345)	$(2,359)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Debt securities	$31,562	$(32,470)	$(3,608)	$(46,623)
Equity securities	14	28	14	(5)
Net unrealized investment gains (losses)	$31,576	$(32,442)	$(3,594)	$(46,628)

Net unrealized investment gains (losses)	$31,576	$(32,442)	$(3,594)	$(46,628)
Applicable deferred policy acquisition costs (benefit)	22,184	(25,868)	1,057	(34,916)
Applicable deferred income tax benefit	3,511	(2,390)	(1,404)	(4,187)
Offsets to net unrealized investment losses	25,695	(28,258)	(347)	(39,103)
Net unrealized investment gains (losses) included in other comprehensive income	$5,881	$(4,184)	$(3,247)	$(7,525)

4.  Income Taxes

For the nine months ended September 30, 2006 and 2005, the effective income tax rates applicable to operating income differ from the 35.0% U.S. federal statutory tax rate.  Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income taxes at statutory rate	35.0%	35.0%	35.0%	(35.0%)
Investment income not subject to tax	(22.8%)	(24.0%)	(18.2%)	(30.8%)
Effective income tax benefit rates applicable to operating income	12.2%	11.0%	16.8%	(65.8%)

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

In 2004 and 2005, the Boston District Office of the SEC conducted a compliance examination of certain of the Company’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940.  Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity.  The staff requested the Company to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether the Company believes reimbursement is necessary or appropriate under the circumstances.  A third party was retained to assist the Company in preparing the analysis. Based on this analysis, the Company advised the SEC that it does not believe that reimburse ment is appropriate.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company intends these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements.  These include statements relating to trends in, or representing management’s beliefs about, the Company’s future strategies, operations and financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on the Company.  They are not guarantees of future performance.  Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general economic conditions, including changes in interest and currency exchange rates and the performance of financial markets; (ii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (iii) regulatory, accounting or tax developments that may affect the Company or the cost of, or demand for, its products or services; (iv) downgrades in the financial strength ratings of the Company; (v) discrepancies between actual claims experience and assumptions used in setting prices for the Company’s products and establishing the Company’s liabilities for future policy benefits and claims relating to such products; (vi) movements in the equity markets that affect our investment results, the fees we earn from funds on deposit an d the demand for our variable products; (vii) the relative success and timing of implementation of the Company’s strategies; (viii) the effects of closing the Company’s retail brokerage operations; and (ix) other risks and uncertainties described in Part II, Item IA. “Risk Factors” below or in any of the Company’s other filings with the SEC.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three and nine months ended September 30, 2006 and 2005.  This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2005 in our 2005 Annual Report on Form 10-K.

Overview

We are a manufacturer of life insurance, annuity and investment products.  We provide products and services through a wide variety of third-party professionals and institutional consultants.

We derive our revenues principally from:

•	premiums on life insurance;
•	insurance and investment product fees on variable life and annuity products and universal life products; and
•	net investment income and net realized investment gains.

Under accounting principles generally accepted in the United States of America, or GAAP, premium and deposit collections for variable life, universal life and annuity products are not recorded as revenues.  For certain investment options of variable products, collections are reflected on our balance sheet as an increase in separate account liabilities.  Collections for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds.  Collections for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

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

Recently Issued Accounting Standards

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS 157, Fair Value Measurements, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements.  This guidance is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our financial position and results of operations.

Uncertain Tax Positions:  In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of FIN 48 on our financial position and results of operations.

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

Servicing of Financial Assets:  In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156.  SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007.  We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

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

Deferred Policy Acquisition Costs (“DAC”)

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

We amortize DAC based on the related policy’s classification.  For individual life insurance policies, DAC is amortized in proportion to estimated gross margins.  For universal life, variable universal life and accumulation annuities, DAC is amortized in proportion to estimated gross profits, or EGPs.  Policies may be surrendered for value or exchanged for a different one of our products (internal replacement).  The DAC balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year.  The EGPs for products sold in a particular year are aggregated into cohorts.  Future EGPs are projected for the estimated lives of the contracts.  The amortization of DAC requires the use of various assumptions, estimates and judgments about the future.  The assumptions, in the aggregate, are considered important in the projections of EGPs.  The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort.  Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency and expenses.  These assumptions are reviewed on a regular basis and are generally based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs.  Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency and expenses.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions.  For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of DAC, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses.  In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the DAC amortization model would be adjusted to reflect such change.  This process is known as “unlocking”.  Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to DAC amortization and an increase in the DAC asset.

Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining DAC balances.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses.  As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice to determine the future equity market growth rate assumption used for the amortization of DAC.  This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations.  The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at September 30, 2006.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business.  Equity market movements have a significant impact on the account value of variable life and annuity products and the fees earned on these. EGPs could increase or decrease with these movements in the equity market.  Sustained and significant changes in the equity markets could therefore have an impact on DAC amortization.

To illustrate the effects of this analysis, assume we had concluded that a revision to previously projected account returns and related EGPs was required as of September 30, 2006.  For example, if we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $2,045 thousand, after-tax, for the nine months ended September 30, 2006.

If instead we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $2,364 thousand, after-tax, for the nine months ended September 30, 2006.

Although such hypothetical revisions are not currently required or anticipated, we believe they could reasonably occur based on past variances in experience.

See our 2005 Annual Report on Form 10-K for a further description of our critical accounting estimates.

Results of Operations

Summary Financial Data:	Three Months Ended			Nine Months Ended
($ in thousands)	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
REVENUES:
Premiums	$2,975	$1,595	$1,380	$8,669	$4,486	$4,183
Insurance and investment product fees	46,015	26,496	19,519	129,850	75,663	54,187
Investment income, net of expenses	30,404	38,323	(7,919)	99,370	114,244	(14,874)
Net realized investment losses	(169)	(3,062)	2,893	(4,315)	(5,332)	1,017
Total revenues	79,225	63,352	15,873	233,574	189,061	44,513

BENEFITS AND EXPENSES:
Policy benefits	28,548	32,439	(3,891)	109,036	97,882	11,154
Policy acquisition cost amortization	27,480	14,105	13,375	61,304	65,421	(4,117)
Other operating expenses	14,781	6,376	8,405	50,556	23,094	27,462
Total benefits and expenses	70,809	52,920	17,889	220,896	186,397	34,499
Income before income taxes	8,416	10,432	(2,016)	12,678	2,664	10,014
Applicable income taxes (benefit)	1,027	1,149	(122)	2,128	(1,754)	3,882
Net income	$7,389	$9,283	$(1,894)	$10,550	$4,418	$6,132

Three and nine months ended September 30, 2006 vs. September 30, 2005

Premium revenues for the three and nine months ended September 30, 2006 increased $1,380 thousand, or 87%, and $4,183 thousand, or 93%, over the comparable periods in 2005 due to higher sales of our term life insurance products.

Insurance and investment product fees for the three and nine months ended September 30, 2006 increased $19,519 thousand, or 74%, and $54,187 thousand, or 72%, respectively, over the comparable periods in 2005 due principally to higher universal life fees resulting from higher sales and growth of policies in force.

Net investment income for the three and nine months ended September 30, 2006 decreased 21% and 13%, respectively, from the comparable periods in 2005.  These decreases are due primarily to lower incidence of makewhole premiums on called bonds and lower invested asset amounts related to a decrease in annuity funds on deposit, primarily related to discontinued products.

Net realized investment losses for the three and nine-month periods ended September 30, 2006 decreased 97% and 43%, respectively, from the comparable periods in 2005 due to an improving credit cycle that resulted in fewer impairment losses in 2006 over the comparable 2005 period.

Policy benefits for the three months ended September 30, 2006 decreased 12% from the comparable period in 2005 as a result of lower interest credited for annuities which resulted from the decline in general account funds on deposit, primarily related to discontinued products.  These decreases were partially offset by higher benefit costs for universal life, which resulted from growth of policies in force.  Policy benefits for the nine months ended September 30, 2006 increased 12% over the comparable period in 2005 primarily due to higher universal life benefit costs resulting from higher claims and growth of policies in force, partially offset by lower interest credited on annuities.

Policy acquisition cost amortization for the three months ended September 30, 2006 increased $13,375 thousand, or 95%, over the comparable period in 2005 due primarily to higher insurance and other margins for universal life.  Policy amortization for the nine months ended September 30, 2006 decreased $4,117 thousand, or 6%, from the comparable period in 2005 due primarily to the effects of unlocking which increased annuity amortization in 2005 partially offset by unlocking effects in 2005 which reduced universal life amortization.

Other operating expenses for the three and nine months ended September 30, 2006 increased 132% and 119%, respectively, over the comparable periods in 2005 as a result of higher non-deferred expenses, such as maintenance and indirect costs associated with business growth and premium taxes driven primarily by the increase in universal life new business.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.  As of September 30, 2006, our general account held debt securities with a carrying value of $2,092.5 million, representing 99.2% of total general account investments.  Public debt securities represented 80.3% of total debt securities, with the remaining 19.7% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of September 30, 2006
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$112,487	$113,869	$—	$—
State and political subdivision	17,967	18,219	—	—
Foreign government	23,288	23,029	28,729	25,779
Corporate	1,058,567	1,073,699	130,579	133,672
Mortgage-backed	452,232	455,092	—	—
Other asset-backed	257,849	256,957	10,828	10,777
Total debt securities	$1,922,390	$1,940,865	$170,136	$170,228

Percentage of total debt securities	91.9%	91.9%	8.1%	8.1%

We manage credit risk through industry and issuer diversification.  Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits.  Our investment approach emphasizes a high level of industry diversification.  The top five industry holdings as of September 30, 2006 in our debt securities portfolio are diversified financial services (6.2%), banking (5.6%), insurance (3.5%), telecommunications equipment (2.6%) and real estate investment trusts (2.5%).

Total net unrealized losses on debt securities were $18.6 million (unrealized losses of $34.1 million less unrealized gains of $15.5 million).

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

Duration of Gross Unrealized Losses	As of September 30, 2006
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,516,406	$86,049	$300,353	$1,130,004
Total amortized cost	1,550,439	86,723	303,886	1,159,830
Unrealized losses	$(34,033)	$(674)	$(3,533)	$(29,826)
Unrealized losses after offsets	$(4,426)	$(78)	$(424)	$(3,924)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(30,021)	$(315)	$(3,379)	$(26,327)
Unrealized losses after offsets	$(3,849)	$(38)	$(403)	$(3,408)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(4,012)	$(359)	$(154)	$(3,499)
Unrealized losses after offsets	$(577)	$(40)	$(21)	$(516)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities with gross unrealized losses, 87.0% of the unrealized losses after offsets pertain to investment grade securities and 13.0% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2006.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2006, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2005 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2006 and December 31, 2005, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements and reputations in the reinsurance marketplace, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $256.0 million at September 30, 2006.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon our evaluation, these officers have concluded that, as of September 30, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting ..  During the three months ended on September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit.  Requests for copies should be directed to: Corporate Secretary, PHL Variable Insurance Company, One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHL VARIABLE INSURANCE COMPANY

Date:	November 14, 2006	By:	/s/ Michael E. Haylon
Michael E. Haylon, Executive Vice President
and Chief Financial Officer