Form 10-K
period 2006-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2007-04-02
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-20277

PHL VARIABLE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	06-1045829
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One American Row, Hartford, Connecticut	06102-5056
(Address of principal executive offices)	(Zip Code)

(860) 403-5000
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES	☐	NO	☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES	☑	NO	☐

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 31, 2007, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

	Item No.	Description	Page

Part I	1	Business	3

	1A	Risk Factors	7

	1B	Unresolved Staff Comments	11

	2	Properties	11

	3	Legal Proceedings	11

	4	Submission of Matters to a Vote of Security Holders	12

Part II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

	6	Selected Financial Data	13

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	7A	Quantitative and Qualitative Disclosures About Market Risk	25

	8	Financial Statements and Supplementary Data	28

		Report of Independent Registered Public Accounting Firm	F-1

		Balance Sheet as of December 31, 2006 and 2005	F-2

		Statement of Income and Comprehensive Income For the Years Ended December 31, 2006, 2005 and 2004	F-3

		Statement of Cash Flows For the Years Ended December 31, 2006, 2005 and 2004	F-4

		Notes to Financial Statements	F-5

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28

	9A	Controls and Procedures	28

	9B	Other Information	28

Part III	10	Directors, Executive Officers and Corporate Governance	29

	11	Executive Compensation	29

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

	13	Certain Relationships and Related Transactions, and Director Independence	29

	14	Principal Accounting Fees and Services	29

Part IV	15	Exhibits, Financial Statement Schedules	31

Signatures			32

Exhibit Index			E-1

Unless otherwise stated, “we,” “our” or “us” means PHL Variable Insurance Company (the “Company” or “PHL Variable”) and its direct and indirect subsidiaries. Furthermore, “Phoenix Life” refers to Phoenix Life Insurance Company and “PNX” refers to The Phoenix Companies, Inc.

PART I

Item 1.

Business

Description of Business

We are a manufacturer of life insurance and annuity products. We provide these products and services through a wide variety of third-party financial professionals, such as national and regional broker-dealers, banks, financial planning firms, advisor groups and other insurance companies.

We target the affluent and high-net-worth market, a growing market with significant demand for customized products and services. We define affluent as those households with a net worth of $500,000 or greater, excluding their primary residence. We define high-net-worth, a subset of the affluent category, as those households that have net worth, excluding primary residence, of over $1,000,000. Our products and services are designed to assist advisors and their clients in this target market to achieve three main goals:

•	the accumulation of wealth, primarily during an individual’s working years;

•	the preservation of income and wealth to provide for a secure retirement; and

•	the efficient transfer of wealth in a variety of situations, including through estate planning, business continuation planning and charitable giving.

We offer a variety of life insurance and annuity products through third-party distributors. We believe our competitive advantage in this segment consists of six main components:

•	our innovative products;
•	our broad asset management capabilities;
•	our relationships with distributors that have access to our target market;
•	the value-added our wholesalers provide those distributors;
•	our ability to combine products and services that distributors and their clients find attractive; and
•	our underwriting expertise.

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

Variable Universal Life: Variable universal life products provide insurance coverage and give the policyholder various investment choices, flexible premium payments and coverage amounts and limited guarantees. The policyholder may direct premiums and cash value into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general account. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. With some variable universal products, by maintaining a certain premium level the policyholder receives guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Universal Life: Universal life products provide insurance coverage on the same basis as variable universal life products, except that premiums, and the resulting accumulated balances, are allocated only to our general account for investment. Universal life products may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy, and also may allow the policyholder to adjust the frequency and amount of premium payments. We credit premiums, net of expenses, to an account maintained for the policyholder. The account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided as long as the policyholder is able to fulfill the premium requirements of the secondary guarantee.

Term Life: Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts generally expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage, generally without evidence of insurability.

Annuity Products

We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Deferred annuities, in which funds accumulate for a number of years before periodic payments begin, enable the contractholder to save for retirement and provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately. We believe this product is especially attractive to those affluent and high-net-worth retirees who are rolling over pension or retirement plan assets and seek an income stream based entirely or partly on equity market performance.

Variable annuities are separate account products, which means that the contractholder bears the investment risk as deposits are directed into a variety of separate investment accounts. Typically, the contractholder can also direct funds to a general account option, which earns interest at rates determined by us, subject to certain minimums. Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, our Guaranteed Minimum Withdrawal Benefit option guarantees an income stream for the lifetime of the contractholder and their spouses. Our major sources of revenues from annuities are mortality and expense fees charged to the contractholder, determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account.

Other Products and Services

We develop other products and distribution relationships that respond to the affluent and high-net-worth market’s demand for wealth management solutions.

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

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. We have a tradition of underwriting innovation. In 2006, we became the first insurer to offer premium discounts over time for policyholder’s who maintain a healthy weight in the years after the initial underwriting decision. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

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

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we believe it is prudent to spread the risks associated with our life insurance products through reinsurance. As is customary in the life insurance industry, our reinsurance program is designed to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide capacity for growth.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, we remain liable to our policyholders for ceded insurance if any reinsurer fails to meet its obligations. Since we bear the risk of nonpayment by one or more of our reinsurers, we cede business to well-capitalized, highly rated insurers. While our current retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies, we may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk. Typically our reinsurance contracts allow us to reassume ceded risks after a specified period. This right is valuable where our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

We reinsure up to 90% of the mortality risk on most new issues of term insurance.

In August of 2006, we entered into an agreement to reinsure 50% of the risk on policies issued from July 1, 2002 through December 31, 2005, inclusive, with a net amount at risk of $2,000,000 or greater. As of December 31, 2006, we had ceded $40.8 billion in face amount of reinsurance, representing 74% of our total face amount of $55.3 billion of life insurance in force.

We reinsure 100% of guaranteed minimum death benefits on variable annuities issued before January 1, 2000, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement. We cede to Phoenix Life 100% of the guaranteed minimum accumulation and withdrawal benefits on our variable annuities.

The following table lists our five principal life reinsurers.

	Reinsurance	Face Amount of
	Recoverable	Life Insurance	A.M. Best
Reinsurer	Balances	Ceded	Rating(1)
	As of December 31, 2006

RGA Reinsurance Company	$3.1	$14.1	A+
AEGON USA	$1.8	$9.3	A+
Swiss Re Life & Health America, Inc.	$1.9	$2.8	A+
Munich American Reassurance Corp	$0.2	$2.3	B+
Scottish Re	$1.2	$5.2	Bu(1)

_______

(1)

Rating is currently under review.

General Development of Business

PHL Variable Insurance Company, or PHLVIC, was incorporated in Connecticut in 1981. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our website is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our website. The information on our website is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Our indirect parent, Phoenix Life, was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, Phoenix Life redomiciled to New York.

On June 25, 2001, the effective date of its demutualization, Phoenix Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of PNX. In addition, on June 25, 2001, PNX completed its initial public offering, or IPO.

The following chart illustrates our corporate structure as of December 31, 2006.

THE PHOENIX COMPANIES, INC.

100%	Various %s
PHOENIX LIFE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

100%
PM HOLDINGS, INC.

100%	Various %s

PHL VARIABLE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

Item 1A.

Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission. The risks described below are not the only ones we face. Additional risks may also have a significant or material adverse effect on our business, financial condition, operating results or liquidity.

Poor performance of the equity markets could adversely affect variable universal life and variable annuity products.

The U.S. equity markets can be volatile and experience both periods of strong growth and of substantial declines.

There are two ways in which equity market declines and volatility have affected, or have the potential to affect, us negatively.

•

First, because the fee revenues of our variable products businesses are based on the value of assets under our management, poor performance of the equity markets limits our fee revenues by reducing the value of the assets we manage.

•

Second, significant market volatility or declines could cause potential purchasers of our products to refrain from purchasing and current owners to withdraw from the markets or reduce their exposure to equity products.

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

Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, of our policyholders. Pricing of our insurance and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. In addition, such deviations could cause us to increase the amortization of our deferred policy acquisition cost balances, which would also have an adverse impact on profitability. Although most of our current products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Some of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may incur losses due to our reinsurers being unwilling or unable to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.

As an insurer, we have a regular program of reinsurance to reduce the losses that may arise from catastrophes or other events that can cause unfavorable underwriting results. As of December 31, 2006, 74% of the total face amount of PNX’s written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on factors such as our financial strength, the quality of our products and the services we provide to, and the relationships we develop with, our distributors. Our largest distributors of life insurance include a subsidiary of State Farm Mutual Automobile Company, or State Farm, and National Financial Partners, or NFP. In 2006, State Farm accounted for approximately 29% and NFP accounted for approximately 13% of PNX’s new life insurance and annuity sales based on first year commissions. PNX has had distribution arrangements with State Farm since our initial public offering in 2001 and with NFP since 1995. Our distributors are generally free to sell products from a variety of providers, which makes it important for us to continually offer distributors products and services they find attractive. We may not be able to establish or maintain satisfactory relationships with distributors if our products or services do not meet their needs. Accordingly, our revenues and profitability would suffer.

Downgrades to PNX’s debt ratings and our financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and earnings from certain of our life insurance products and increase our future borrowing costs.

Rating agencies assign us financial strength ratings, and assign PNX debt ratings, based in each case on their opinions of the relevant company’s ability to meet its financial obligations.

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

Any rating downgrades may result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis. Downgrades may also trigger defaults or repurchase obligations.

Our business operations, investment returns, and profitability could be adversely impacted by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, mutual fund and shareholder accounting services, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs. In addition, we maintain contractual relationships with certain investment advisory and investment management firms to leverage their expertise. These firms manage select investments or portions of portfolios under sub-advisory agreements.

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

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for professionals such as sales personnel and actuaries is generally intense. In general, our employees are not subject to employment contracts or non-compete agreements. Any inability to retain our key employees, or attract and retain additional qualified employees, could have a negative impact on us.

We face strong competition in our businesses from mutual fund companies, banks, asset management firms and other insurance companies. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in each of our businesses, comprising life insurance and annuities. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of mutual fund companies, banks, asset management firms and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the U.S. by global companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-

insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

Changes in tax laws may decrease sales and profitability of products.

Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts an d policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;
•	calculating the value of assets to determine compliance with statutory requirements;
•	mandating certain insurance benefits; regulating certain premium rates; reviewing and approving policy forms;
•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;
•	establishing statutory capital and reserve requirements and solvency standards;
•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•	approving changes in control of insurance companies;
•	restricting the payment of dividends and other transactions between affiliates;
•	and regulating the types, amounts and valuation of investments.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm to our businesses.

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. For example, in the last few years Phoenix Life has been involved in disputes relating to certain portions of its discontinued group accident and health reinsurance business. In addition, various regulatory bodies regularly make inquiries of PNX and its subsidiaries and, from time to time, conduct examinations or investigations concerning compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. PNX and its subsidiaries have been the subject of market timing and distribution practice inquiries in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While no regulatory authority has ever taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future.

It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

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

Item 3.

Legal Proceedings

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” and Note 14 to our financial statements in this Form 10-K for additional information.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

We did not pay any dividends during the three years ended December 31, 2006.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) movements in the equity markets and interest rates that affect our investment results, the fees we earn from our assets under management and the demand for our variable products; (ii) the possibility that mortality rates or persistency may differ significantly from our pricing expectations; (iii) the availability, pricing and adequacy of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (iv) our dependence on non-affiliated distributors for our product sales; (v) downgrades in our financial strength ratings; (vi) our dependence on third parties to maintain critical business and administrative functions; (vii) our ability to attract and retain key personnel in a competitive environment; (viii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (ix) legislative, regulatory, accounting or tax developments that may affect us directly, or indirectly through the cost of, or demand for, our products or services; (x) legal or regulatory actions; and (xi) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for the two years ended December 31, 2006. This discussion should be read in conjunction with our financial statements in this Form 10-K.

Overview

We are a manufacturer of life insurance and annuity products. We provide these products and services through a wide variety of third-party financial professionals. We manufacture a variety of life insurance and annuity products, including universal, variable universal and term life insurance and a range of variable annuity offerings.

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

Our expenses consist principally of:

•	insurance policy benefits provided to policyholders, including interest credited on policies;
•	deferred policy acquisition cost amortization;
•	other operating expenses; and
•	income taxes.

Our sales and financial results are always affected by demographic, industry and market trends. For example, the baby boom generation is in its prime savings years and Americans generally have begun to rely less on defined benefit retirement plans, Social Security and other government programs to meet their postretirement financial needs. In addition, product preferences have shifted between fixed and variable options depending on market and economic conditions. Our balanced product portfolio, including universal life, variable life and variable annuity products positions us to meet this shifting demand.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our financial statements in this Form 10-K.

Critical Accounting Estimates

The analysis of our results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following are areas that we believe require significant judgments:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits, or EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

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

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be adjusted to reflect such change. This process is known as “unlocking”. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition cost asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition cost balances.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2006 and 2005.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and the fees earned on these. EGPs could increase or decrease with these movements in the equity market. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization. We also perform analysis with respect to the sensitivity of a change in assumed mortality as it is critical to the development of the EGPs related to our universal life insurance business.

In our current year unlocking, we concluded that a revision had to be made to our assumed mortality assumption. If, at December 31, 2006, we had increased our assumed mortality by 5%, the decrease to net income would have been $5,000 thousand after tax. If instead, at December 31, 2006, we had decreased our assumed mortality by 5%, the after-tax increase to net income would have been $4,236 thousand.

At our most recent unlocking of separate account performance, we concluded that a revision of 100 basis points to previously projected account returns and related EGPs was required. If at December 31, 2006 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $2,041 thousand, after-tax, for the year ended December 31, 2006.

If instead we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $2,238 thousand, after-tax, for the year ended December 31, 2006.

These revisions are not currently required or anticipated but we believe they could be reasonably likely to occur based on our past experience.

Policy Liabilities and Accruals

Reserves are liabilities representing estimates of the amounts that will come due to our policyholders at some point in the future. GAAP prescribes the methods of establishing reserves, allowing some degree of managerial judgment.

See Note 2 to our financial statements in this Form 10-K for more information.

Valuation of Debt and Equity Securities

We classify our debt and equity securities held in our general account as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2006
by Pricing Source:	Fixed	% of
($ in thousands)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$1,391,922	68%
Priced via matrices	378,014	18%
Priced via broker quotations	214,330	10%
Priced via other methods	54,459	3%
Short-term investments(1)	12,264	1%
Total	$2,050,989	100%

_______

(1)	Short-term investments are valued at amortized cost, which approximates fair value.

Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Consideration used by the Company in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the market value has been below cost or amortized cost;
•	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;
•	the potential for impairments in an entire industry sector or sub-sector;
•	our ability and intent to hold the security for a period of time sufficient to allow for recovery of its value;
•	unfavorable changes in forecasted cash flows on asset-backed securities; and
•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

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

See Note 6 to our financial statements in this Form 10-K for more information.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

We have elected to file a consolidated federal income tax return for 2006 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or the IRS, to segregate our companies into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from one group that can be offset against taxable income of the other group. These limitations affect the amount of any operating loss carryforwards that we have recorded in our deferred tax assets now or in the future.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets will be realized and no valuation allowance is necessary. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies that could be implemented, if necessary.

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

See Note 8 to our financial statements in this Form 10-K for more information.

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

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2006, our general account debt securities, with a carrying value of $2,051.0 million, represented 99.0% of total general account investments. Public debt securities represented 80.2% of total debt securities, with the remaining 19.8% represented by private debt securities.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2006, our total below investment grade securities totaled $192.2 million, or 9.4%, of our total debt security portfolio. Of that amount, $136.3 million, or 6.6%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $55.9 million, or 2.7%, of our total debt security portfolio.

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

Debt Securities by Type and Credit Quality:	As of December 31, 2006
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$92,579	$93,425	$--	$--
State and political subdivision	15,900	16,281	--	--
Foreign government	23,833	23,466	26,051	23,039
Corporate	1,002,018	1,013,370	155,763	158,905
Mortgage-backed	452,641	455,739	--	--
Other asset-backed	271,810	269,742	10,394	10,344
Total debt securities	$1,858,781	$1,872,023	$192,208	$192,288

Percentage of total debt securities	91%	91%	9%	9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2006 in our debt securities portfolio are diversified financial services (6.8%), banking (5.6%), insurance (3.0%), REITs (2.6%),and electric utilities (2.6%).

Total net unrealized losses on debt securities were $13.3 million (unrealized losses of $30.5 million less unrealized gains of $17.2 million).

At the end of each reporting period, we review our security holdings for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, greater than six months to 12 months and greater than 12 months. This analysis is provided for investment grade and non-investment grade securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percent age declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

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

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2006
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$1,419,769	$119,064	$176,270	$1,124,435
Total amortized cost	1,450,235	119,770	178,055	1,152,410
Unrealized losses	$(30,466)	$(706)	$(1,785)	$(27,975)
Unrealized losses after offsets	$(4,154)	$(101)	$(228)	$(3,825)
Unrealized losses over 20% of cost	$--	$--	$--	$--
Unrealized losses over 20% of cost after offsets	$--	$--	$--	$--

Investment grade:
Unrealized losses	$(26,230)	$(493)	$(1,621)	$(24,116)
Unrealized losses after offsets	$(3,559)	$(76)	$(208)	$(3,275)
Unrealized losses over 20% of cost	$--	$--	$--	$--
Unrealized losses over 20% of cost after offsets	$--	$--	$--	$--

Below investment grade:
Unrealized losses	$(4,236)	$(213)	$(164)	$(3,859)
Unrealized losses after offsets	$(595)	$(25)	$(20)	$(550)
Unrealized losses over 20% of cost	$--	$--	$--	$--
Unrealized losses over 20% of cost after offsets	$--	$--	$--	$--

For debt securities with gross unrealized losses, 85.7% of the unrealized losses after offsets pertain to investment grade securities and 14.3% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2006.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we evaluated the factors cited above. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material affect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

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

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. We closely monitor our liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, we maintain investment programs intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments with short-term and medium-term fixed maturities.

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2006		2005
($ in thousands)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$28,769	1%	$25,639	1%
Subject to discretionary withdrawal without adjustment	595,654	14%	891,259	18%
Subject to discretionary withdrawal with market value adjustment	398,092	9%	654,576	14%
Subject to discretionary withdrawal at contract value less surrender charge	499,303	11%	702,492	15%
Subject to discretionary withdrawal at market value	2,865,268	65%	2,470,791	52%
Total annuity contract reserves and deposit fund liability	$4,387,086	100%	$4,744,757	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2006, we had approximately $321.3 million in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2006 were $14.4 million.

The primary liquidity risks regarding cash inflows from our investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that our current and anticipated sources of liquidity are adequate to meet our present and anticipated needs.

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength and debt ratings as of March 31, 2007 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)
Fitch	A+ (“Strong”)
Standard & Poor’s	A- (“Strong”)
Moody’s	A3 (“Good”)

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2006
($ in thousands)	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Contractual Obligations
Fixed contractual obligations(1)	$--	$--	$--	$--	$--
Other long-term liabilities(2)	9,914,607	867,377	1,384,137	1,138,713	6,524,380
Total contractual obligations	$9,914,607	$867,377	$1,384,137	$1,138,713	$6,524,380

_______

(1)	We have no fixed contractual obligations as all purchases are made by our parent company and the resulting expenses are allocated to us when incurred.
(2)

Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by us. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements in this Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2006 balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item
303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that these third-party reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

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

At December 31, 2006, our Total Adjusted Capital level was in excess of 300% of Company Action Level.

See Note 13 to our financial statements in this Form 10-K for more information.

Results of Operations

($ in thousands)	Year Ended December 31,
	2006	2005	Change
REVENUES:
Premiums	$13,575	$9,521	$4,054
Insurance and investment product fees	180,498	109,270	71,228
Investment income, net of expenses	129,325	154,374	(25,049)
Net realized investment gains (losses)	(2,460)	(10,569)	8,109
Total revenues	320,938	262,596	58,342

BENEFITS AND EXPENSES:
Policy benefits	151,285	130,279	21,006
Policy acquisition cost amortization	91,168	80,402	10,766
Other operating expenses	65,388	50,493	14,895
Total benefits and expenses	307,841	261,174	46,667
Income before income taxes	13,097	1,422	11,675
Applicable income taxes (benefit)	3,016	(2,801)	5,817
Net income	$10,081	$4,223	$5,858

2006 vs. 2005

Premiums increased 43% in 2006 due to higher sales of our term life insurance products.

Insurance and investment product fees increased 65% in 2006 due to both higher sales and growth of in force contracts for universal life products in 2006, partially offset by an adjustment or “unlocking” of assumptions, which reduced fee revenues by $1.3 million. In addition, fees increased modestly for variable universal life and annuity products.

Investment income decreased 16% in 2006 due primarily to lower interest earned on annuities, offset by higher investment earnings for life insurance products, particularly universal life insurance. Interest earned on annuities decreased mainly as a result of lower funds on deposit in the general account, primarily related to discontinued products and a $206.6 million scheduled maturity of an institutionally-placed contract.

Net realized investment losses decreased 77% in 2006 due to lower transaction related losses and a decline in impairments in 2006 compared to 2005.

Policy benefits increased 16% in 2006 due to an increase in universal life claims as a result of growth of in force contracts and due to an unlocking of assumptions which increased reserves on universal life policies. This increase was partially offset by lower interest credited on annuities due to lower funds on deposit, as discussed above.

Amortization of deferred policy acquisition costs increased 13% in 2006 due primarily to higher deferred policy acquisition cost balances and improved investment margins for universal life and annuities, partially offset by the effects of an adjustment or “unlocking” of assumptions. The unlocking was driven by revised assumptions regarding mortality experience and interest rate spreads.

Other operating expenses increased 29% in 2006 as a result of higher non-deferred expenses, including maintenance expenses, indirect expenses and premium taxes driven primarily by the growth of universal life insurance.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Enterprise Risk Management

During 2003, PNX implemented a comprehensive, enterprise-wide risk management program under which PHL Variable’s operations are covered. Early in 2004, PNX appointed a Chief Risk Officer, reporting to the Chief Financial Officer, to oversee all of our risk management activities. PNX has established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer of PNX, to ensure our risk management principles are followed and our objectives are accomplished. In addition, PNX has established several management committees overseeing and addressing issues pertaining to all our major risks—operational, market and product, as well as capital management.

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

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments. Our insurance liabilities largely comprise universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities and mortgage-backed securities, most of which are mainly exposed to changes in short-term and medium-term U.S. Treasury rates.

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

One of the key measures we use to quantify our interest rate exposure is duration, as a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset with a duration of five years is expected to decrease by 5%. We believe that as of December 31, 2006, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income
Financial Instruments:	As of December 31, 2006
($ in thousands)		-100 Basis		+100 Basis
	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$47,127	$47,165	$47,127	$47,089
Available-for-sale debt securities	2,050,989	2,112,500	2,050,989	1,989,441
Total	$2,098,116	$2,159,665	$2,098,116	$2,036,530

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

Annuity Deposit Fund Balances:	As of December 31,
($ in thousands)	2006	2005
Policyholder Deposit Funds
Retirement Planners Edge GIAs	$392,079	$783,129
Other variable annuity GIAs	477,927	558,257
Variable annuity GIAs	870,006	1,341,386
Fixed annuities	606,604	894,052
Total variable annuity GIAs and fixed annuities	$1,476,610	$2,235,438

The funds in the RPE GIAs decreased by $391,050 thousand during 2006. We believe most contract holders currently view RPE as an alternative to money market investments and made significant withdrawals in 2006 as money market rates rose significantly above the 3% guaranteed interest rate on the product.

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

Certain of our annuity products contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Net of reinsurance, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $46,610 thousand and $74,878 thousand as of December 31, 2006 and 2005, respectively. This is our exposure to loss should all of our contractholders have died on either December 31, 2006 or 2005.

Certain of our annuity products contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. We have entered into a contract with Phoenix Life whereby we cede 100% of any claims for the accumulation and withdrawal guarantees. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $6,545 thousand and $3,913 thousand at December 31, 2006 and 2005, respectively. The GAAP reserves totaled $4,833 thousand and $3,484 thousand at December 31, 2006 and 2005, respectively.

See Note 4 to our financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our financial statements at December 31, 2006.

Item 8.

Financial Statements and Supplementary Data

The Financial Statements required by this item are presented beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

During the three months ended December 31, 2006, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The registrant has omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 14.

Principal Accounting Fees and Services

The following is a description of the fees earned by PricewaterhouseCoopers LLP for services rendered to the Company for each of the two years in the period ended December 31, 2006:

($ in thousands)	2006	2005

Audit fees	$666	$332
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total fees	$666	$332

Audit Fees: Audit fees consist of fees billed for professional service rendered for the annual audits of the Company’s financial statements and the review of the Company’s interim condensed financial statements. Audit fees also include fees for services that are closely related to the audit, such as consents related to SEC registration statements and audits of the Company’s sponsored separate accounts. The increase in audit fees was primarily due to a higher allocation of separate account audit fees in 2006 compared to 2005.

Audit-related Fees: There were no other audit-related fees incurred during the two years in the period ended December 31, 2006.

All Other Fees: The Company did not incur any charges from PricewaterhouseCoopers LLP for other services rendered to the Company for matters such as general consulting for each of the two years in the period ended December 31, 2006.

Audit Committee: A Special Meeting of the Board of Directors of the Company was held on December 23, 2005. The Company recommended and the Board established an Audit Committee. For the two fiscal years ended December 31, 2006, neither the Board of Directors nor the Audit Committee had preapproved any audit, audit-related, recurring or non-audit services.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K include:

	1.	Financial Statements. The financial statements listed in Part II of the Table of Contents to this Form 10-K are filed as part of this Form 10-K;
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

PHL VARIABLE INSURANCE COMPANY

(Registrant)

Dated:	April 2, 2007	By: /s/ Philip K. Polkinghorn
Philip K. Polkinghorn
President
(Principal Executive Officer)

Dated:	April 2, 2007	By: /s/ Michael E. Haylon
Michael E. Haylon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 2, 2007	By: /s/ Katherine P. Cody
Katherine P. Cody
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated April 2, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael E. Haylon	/s/ James D. Wehr
Michael E. Haylon, Director	James D. Wehr, Director

/s/ Philip K. Polkinghorn
Philip K. Polkinghorn, Director

EXHIBIT INDEX

Exhibit

3.1

Form of Amended and Restated Certificate of Incorporation (as amended and restated effective May 31, 1994)(incorporated herein by reference to Exhibit 3.1 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

3.2

Bylaws of PHL Variable Life Insurance Company (as amended and restated effective May 16, 2002)(incorporated herein by reference to Exhibit 3.2 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.1

Services Agreement effective as of January 1, 1995 by and among PHL Variable Insurance Company, Phoenix Life Insurance Company, American Life and Reassurance Company, Phoenix American Life Insurance Company and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10.1 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.2

Investment Management Agreement effective as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.2 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.3

Amendment #1 (effective as of January 1, 1998) to the Investment Management Agreement dated as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.3 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.4

Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.4 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.5

Amendment #1 (effective as of January 1, 2006) to the Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.5 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Philip K. Polkinghorn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Michael E. Haylon, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Philip K. Polkinghorn, Chief Executive Officer and Michael E. Haylon, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

E-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

  PHL Variable Insurance Company:

In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income and changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the Company) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 23, 2007

PHL VARIABLE INSURANCE COMPANY

Balance Sheet

($ in thousands, except share data)

December 31, 2006 and 2005

	2006	2005

ASSETS:
Available-for-sale debt securities, at fair value	$2,050,989	$2,789,491
Policy loans, at unpaid principal balances	15,542	8,171
Other investments	1,612	1,129
Total investments	2,068,143	2,798,791
Cash and cash equivalents	47,127	25,818
Accrued investment income	19,882	30,837
Deferred policy acquisition costs	703,794	529,315
Receivable from related parties	300	31,355
Other assets	39,751	25,354
Separate account assets	2,953,063	2,537,685
Total assets	$5,832,060	$5,979,155

LIABILITIES:
Policyholder deposit funds	$1,491,367	$2,256,129
Policy liabilities and accruals	689,059	487,573
Deferred income taxes	96,654	73,356
Payable to related parties	25,081	66,551
Other liabilities	26,576	15,598
Separate account liabilities	2,953,063	2,537,685
Total liabilities	5,281,800	5,436,892

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	503,234
Retained earnings	47,215	37,134
Accumulated other comprehensive loss	(2,689)	(605)
Total stockholder’s equity	550,260	542,263
Total liabilities and stockholder’s equity	$5,832,060	$5,979,155

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

REVENUES:
Premiums	$13,575	$9,521	$7,367
Insurance and investment product fees	180,498	109,270	83,300
Investment income, net of expenses	129,325	154,374	143,862
Net realized investment gains (losses)	(2,460)	(10,569)	5,121
Total revenues	320,938	262,596	239,650

BENEFITS AND EXPENSES:
Policy benefits	151,285	130,279	136,760
Policy acquisition cost amortization	91,168	80,402	45,027
Other operating expenses	65,388	50,493	35,683
Total benefits and expenses	307,841	261,174	217,470
Income before income taxes	13,097	1,422	22,180
Applicable income taxes (benefit)	3,016	(2,801)	5,465
Net income	$10,081	$4,223	$16,715

FEES PAID TO RELATED PARTIES (NOTE 9)

COMPREHENSIVE INCOME:
Net income	$10,081	$4,223	$16,715
Net unrealized investment losses	(1,277)	(9,986)	(14,802)
Net unrealized derivative instruments losses	(807)	(335)	(336)
Other comprehensive loss	(2,084)	(10,321)	(15,138)
Comprehensive income (loss)	$7,997	$(6,098)	$1,577

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$--	$--	$19,000

RETAINED EARNINGS:
Net income	10,081	4,223	16,715

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(2,084)	(10,321)	(15,138)

Change in stockholder’s equity	7,997	(6,098)	20,577
Stockholder’s equity, beginning of year	542,263	548,361	527,784
Stockholder’s equity, end of year	$550,260	$542,263	$548,361

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Cash Flows

($ in thousands)

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$10,081	$4,223	$16,715
Net realized investment (gains) losses	2,460	10,569	(5,121)
Investment (gains) losses	4,206	(15,293)	(5,634)
Deferred income taxes	24,419	15,512	15,627
Increase in deferred policy acquisition costs	(179,410)	(56,634)	(61,761)
Increase in policy liabilities and accruals	210,368	155,315	135,384
Other assets and other liabilities change	(8,163)	34,725	(19,262)
Cash from operating activities	63,961	148,417	75,948

INVESTING ACTIVITIES:
Investment purchases	(1,007,973)	(1,148,093)	(1,506,835)
Investment sales, repayments and maturities	1,728,360	1,357,687	1,503,161
Cash from (for) investing activities	720,387	209,594	(3,674)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	223,309	236,099	365,166
Policyholder deposit fund withdrawals	(986,348)	(607,890)	(497,814)
Capital contributions from parent	--	--	19,000
Cash for financing activities	(763,039)	(371,791)	(113,648)
Change in cash and cash equivalents	21,309	(13,780)	(41,374)
Cash and cash equivalents, beginning of year	25,818	39,598	80,972
Cash and cash equivalents, end of year	$47,127	$25,818	$39,598

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2006, 2005 and 2004

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (PNX), a New York Stock Exchange listed company. Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company. We have reclassified certain amounts for 2005 and 2004 to conform with the 2006 presentation.

2.

Basis of Presentation and Significant Accounting Policies

Use of estimates

In preparing these financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities; and accruals for deferred taxes and contingent liabilities.

Adoption of new accounting standards

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. We adopted SAB 108 on December 31, 2006 with no effect on our financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155. SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets. Our adoption of SFAS 155 did not have a material effect on our financial statements.

Effective January 1, 2006, we adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Effective January 1, 2004, we adopted the American Institute of Certified Public Accountants, or AICPA, Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, or SOP 03-1. SOP 03-1 provides guidance related to the accounting, reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits such as guaranteed minimum death benefits and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements. Since this new accounting standard largely codifies certain accounting and reserving practices related to applicable nontraditional long-duration contracts and separate accounts that we already followed, our adoption did not have a material effect on our financial statements.

Accounting standards not yet adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements, at the same time. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. We are currently assessing the impact of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement and classification of taxes and introduces new disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2006. We anticipate that FIN 48 will not have a material effect on our GAAP equity as of January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”, or SFAS 156. SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007. We do not expect our adoption of SFAS 156 to have a material impact on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the AICPA’s issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, or SFAS 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We will adopt SOP 05-1 on January 1, 2007. Our adoption is not expected to have a material effect on our financial position and results of operations.

Significant accounting policies

Investments

Debt and equity securities

Our debt and equity securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models (equity securities). We recognize unrealized investment gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of other comprehensive income, net of applicable deferred policy acquisition costs and applicable deferred income taxes.

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

Policy loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. We estimate the fair value of fixed rate policy loans by discounting loan interest and loan repayments. We base the discount rate on the 10-year U.S. Treasury rate. We assume that loan interest payments are made at the fixed rate less 17.5 basis points and that loan repayments only occur as a result of anticipated policy lapses. For variable rate policy loans, we consider the unpaid loan balance as fair value, as interest rates on these loans are reset annually based on market rates.

Other investments

Other investments primarily include other partnership interests in which we do not have control or a majority ownership interest and are recorded using the equity method of accounting. We record the net income from investments in partnerships in net investment income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with maturities of three months or less when purchased.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits, or EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency and expenses. Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be adjusted to reflect such change. This process is known as “unlocking”. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition cost balances.

Separate account assets and liabilities

Separate account assets and liabilities related to policyholder funds are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Fees assessed to the contractholders for management services are included in revenues when services are rendered.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Policy liabilities and accruals

Policy liabilities and accruals includes future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future benefit liabilities for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

Certain contracts may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the excess benefits and recognizing the excess ratably over the accumulation period based on total expected assessments.

Policyholder deposit funds

Amounts received as payment for certain universal life contracts, deferred annuities and other contracts without life contingencies are reported as deposits to Policyholder deposit funds. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against the policyholder that is refundable. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date.

Contingent liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

Revenue recognition

We recognize premiums for long-duration life insurance products as revenue when due from policyholders. We recognize life insurance premiums for short-duration life insurance products as premium revenue pro rata over the related contract periods. We match benefits, losses and related expenses with premiums over the related contract periods.

Amounts received as payment for interest sensitive life contracts, deferred annuities and other contracts without life contingencies are considered deposits and are not included in revenue. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts. Related benefit expenses include universal life benefit claims in excess of fund values, net investment income credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Net investment income and net realized investment gains (losses)

We recognize realized investment gains (losses) on asset dispositions on a first-in, first-out basis. We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. We adjust the cost basis of these written down investments to fair value at the date the determination of impairment is made and do not change the new cost basis for subsequent recoveries in value. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•	the extent and the duration of the decline;
•	the reasons for the decline in value (credit event, interest related or market fluctuations);
•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and
•	the financial condition of and near term prospects of the issuer.

Applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses, are each reported separately as components of net income.

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

3.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers.

3.

Reinsurance (continued)

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million on single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•	We reinsure up to 90% of the mortality risk on most new issues of term insurance.
•

In August of 2006, we entered into an agreement to reinsure 50% of the risk on policies issued from July 1, 2002 through December 31, 2005, inclusive, with a net amount at risk of $2,000,000 or greater.

•

We reinsure 100% of guaranteed minimum death benefits on variable annuities issued before January 1, 2000, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

•	We cede to Phoenix Life 100% of the guaranteed minimum accumulation and withdrawal benefits on our variable annuities.

Direct Business and Reinsurance:	Year Ended December 31,
($ in thousands)	2006	2005	2004

Direct premiums	$71,350	$55,277	$43,348
Premiums ceded to reinsurers	(57,775)	(45,756)	(35,981)
Premiums	$13,575	$9,521	$7,367

Direct policy benefits incurred	$54,055	$15,538	$37,846
Policy benefits assumed from reinsureds	965	381	286
Policy benefits ceded to reinsurers	(26,398)	(9,572)	(26,767)
Policy benefits	$28,622	$6,347	$11,365

Direct life insurance in-force	$55,175,351	$41,566,483	$30,623,344
Life insurance in-force assumed from reinsureds	104,826	135,447	155,964
Life insurance in-force ceded to reinsurers	(40,820,818)	(30,459,568)	(23,057,775)
Life insurance in-force	$14,459,359	$11,242,362	$7,721,533
Percentage of amount assumed to net insurance in-force	0.72%	1.20%	2.02%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $122.7 million, $123.9 million and $125.4 million, net of reinsurance, for the years ended December 31, 2006, 2005 and 2004, respectively.

4.

Deferred policy acquisition costs

Activity in Deferred Policy Acquisition Costs:	Year Ended December 31,
($ in thousands)	2006	2005	2004

Direct acquisition costs deferred	$270,577	$137,036	$106,788
Recurring costs amortized to expense	(92,255)	(86,608)	(45,027)
Credit related to investment gains or losses	1,087	6,206	--
Offsets to net unrealized investment gains or losses included in other comprehensive income (Note 11)	(4,930)	39,223	(912)
Change in deferred policy acquisition costs	174,479	95,857	60,849
Deferred policy acquisition costs, beginning of year	529,315	433,458	372,609
Deferred policy acquisition costs, end of year	$703,794	$529,315	$433,458

4.

Deferred policy acquisition costs (continued)

Upon completion of a study during the fourth quarter of 2006, we updated, or “unlocked”, our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include expected mortality and lapse experience, investment margins and expenses. In our review to develop the best estimate, we examined our own experience, industry studies, market conditions and input from reinsurers. The deferred policy acquisition costs unlocking for universal life and variable universal life was driven largely by improved mortality. We also reflected higher interest earned in the investment margin for universal life and annuities, consistent with recent experience and maintenance expenses were shifted among various lines of business.

The deferred policy acquisition costs unlocking that resulted from these updated assumptions, along with related adjustments, resulted in an overall $6.7 million pre-tax charge to net income. The change in deferred policy acquisition costs also impacted our assumptions in reserves. As a result, we recorded an additional universal life reserve. The effects of the unlocking and related adjustments increased unearned revenue liabilities by $1.3 million, benefit reserves by $4.5 million, reinsurance liabilities by $1.2 million and decreased amortization by $0.4 million.

During 2005, amortization of deferred policy acquisition costs was increased by an unlocking of assumptions. The 2005 unlocking was driven by revised assumptions regarding mortality experience offset by interest rate and spread adjustments for annuities.

5.

Policy liabilities and accruals

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 4.00% to 5.25% as of December 31, 2006, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds consist of annuity deposits received from customers and investment earnings on their fund balances, which range from 3.0% to 14.0%, less administrative charges.

6.

Investing Activities

Debt and equity securities

Fair Value and Cost of Debt Securities:	As of December 31,
($ in thousands)	2006		2005
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$92,579	$93,425	$124,552	$125,673
State and political subdivision	15,900	16,281	28,585	28,934
Foreign government	49,884	46,505	73,412	69,275
Corporate	1,157,781	1,172,275	1,490,696	1,506,917
Mortgage-backed	452,641	455,739	648,124	649,346
Other asset-backed	282,204	280,086	424,122	425,634
Available-for-sale debt securities	$2,050,989	$2,064,311	$2,789,491	$2,805,779

The non-income producing debt securities owned as of December 31, 2006 and 2005 are immaterial to our financials.

6.

Investing Activities (continued)

Unrealized Gains (Losses) from	As of December 31,
Debt Securities:	2006		2005
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$295	$(1,141)	$369	$(1,490)
State and political subdivision	17	(398)	239	(588)
Foreign government	3,590	(211)	4,539	(402)
Corporate	6,523	(21,017)	14,560	(30,781)
Mortgage-backed	2,862	(5,960)	6,141	(7,363)
Other asset-backed	3,857	(1,739)	2,052	(3,564)
Debt securities gains and losses	$17,144	$(30,466)	$27,900	$(44,188)
Debt securities net losses	$(13,322)		$(16,288)

Aging of Temporarily Impaired	As of December 31, 2006
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$5,643	$(19)	$50,878	$(1,122)	$56,521	$(1,141)
State and political subdivision	1,014	(3)	14,367	(395)	15,381	(398)
Foreign government	4,024	(10)	9,323	(201)	13,347	(211)
Corporate	152,344	(1,595)	689,660	(19,422)	842,004	(21,017)
Mortgage-backed	78,465	(693)	257,905	(5,267)	336,370	(5,960)
Other asset-backed	53,844	(171)	102,302	(1,568)	156,146	(1,739)
Total temporarily impaired securities	$295,334	$(2,491)	$1,124,435	$(27,975)	$1,419,769	$(30,466)

Below investment grade	$20,190	$(377)	$90,763	$(3,859)	$110,953	$(4,236)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(45)		$(550)		$(595)

All of these securities are considered to be temporarily impaired at December 31, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Aging of Temporarily Impaired	As of December 31, 2005
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$62,372	$(714)	$33,369	$(776)	$95,741	$(1,490)
State and political subdivision	7,854	(15)	16,067	(573)	23,921	(588)
Foreign government	14,877	(269)	4,834	(133)	19,711	(402)
Corporate	651,536	(18,520)	340,112	(12,261)	991,648	(30,781)
Mortgage-backed	245,240	(3,751)	165,412	(3,612)	410,652	(7,363)
Other asset-backed	140,801	(1,797)	101,004	(1,767)	241,805	(3,564)
Total temporarily impaired securities	$1,122,680	$(25,066)	$660,798	$(19,122)	$1,783,478	$(44,188)

Below investment grade	$72,000	$(2,888)	$40,186	$(2,667)	$112,186	$(5,555)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(469)		$(305)		$(774)

All of these securities are considered to be temporarily impaired at December 31, 2005 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

6.

Investing Activities (continued)

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2006 and 2005, we had on deposit securities with a fair value of $8.2 million and $8.4 million, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net investment income

Sources of Net Investment Income:	Year Ended December 31,
($ in thousands)	2006	2005	2004

Debt securities	$127,977	$155,648	$145,354
Equity securities	--	2	44
Other investments	148	183	178
Policy loans	581	479	122
Cash and cash equivalents	3,089	1,061	1,000
Total investment income	131,795	157,373	146,698
Less: Investment expenses	(2,470)	(2,999)	(2,836)
Net investment income	$129,325	$154,374	$143,862

Net realized investment gains (losses)

Types of Realized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2006	2005	2004

Debt security impairments	$(411)	$(2,651)	$--
Debt security transaction gains	2,955	1,764	6,015
Debt security transaction losses	(7,253)	(9,254)	(3,581)
Equity security transaction gains	--	26	2,286
Equity security transaction losses	--	(13)	--
Other investment transaction gains (losses)	2,249	(441)	402
Cash equivalent transaction losses	--	--	(1)
Net transaction gains (losses)	(2,049)	(7,918)	5,121
Net realized investment gains (losses)	$(2,460)	$(10,569)	$5,121

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2006	2005	2004

Debt securities	$2,956	$(54,591)	$(19,782)
Equity securities	--	5	(1,953)
Other investments	10	--	(125)
Net unrealized investment gains (losses)	$2,966	$(54,586)	$(21,860)

Net unrealized investment gains (losses)	$2,966	$(54,586)	$(21,860)
Applicable deferred policy acquisition costs (Note 4)	4,930	(39,223)	912
Applicable deferred income tax benefit	(687)	(5,377)	(7,970)
Offsets to net unrealized investment losses	4,243	(44,600)	(7,058)
Net unrealized investment losses included in other comprehensive income	$(1,277)	$(9,986)	$(14,802)

6.

Investing Activities (continued)

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ in thousands)	2006	2005	2004

Debt security purchases	$(999,542)	$(1,139,974)	$(1,505,651)
Equity security purchases	--	--	(40)
Other investment purchases	(1,060)	(2,434)	(411)
Policy loan advances, net	(7,371)	(5,685)	(733)
Investment purchases	$(1,007,973)	$(1,148,093)	$(1,506,835)

Debt securities sales	$1,178,127	$873,995	$886,091
Debt securities maturities and repayments	549,483	477,568	591,962
Equity security sales	--	279	8,798
Other investment sales	750	5,845	16,310
Investment sales, repayments and maturities	$1,728,360	$1,357,687	$1,503,161

The maturities of debt securities, by contractual sinking fund payment and maturity are summarized in the following table. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Maturities of Debt Securities:	As of December 31, 2006
($ in thousands)	Cost	Fair Value

Due in one year or less	$164,631	$163,602
Due after one year through five years	586,444	580,449
Due after five years through ten years	508,489	504,843
Due after ten years	804,747	802,095
Total	$2,064,311	$2,050,989

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. In 2006 and 2005 there were no gains or losses on transfers of assets from the general account to a separate account.

Many of our variable contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described in the footnotes to the table below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit, or GMDB, are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit, or GMIB, are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for calculating the guaranteed death benefit liabilities.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 10,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in thousands)	2006	2005

Debt securities	$456,148	$427,337
Equity funds	1,861,762	1,573,287
Other	68,810	55,791
Total	$2,386,720	$2,056,415

Changes in Guaranteed Liability Balances:	Year Ended
(Net of Reinsurance Recoverables)	December 31, 2006
($ in thousands)	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2006	$9,812	$2,474
Incurred	1,399	1,094
Paid	(1,371)	--
Liability balance as of December 31, 2006	$9,840	$3,568

Changes in Guaranteed Liability Balances:	Year Ended
(Net of Reinsurance Recoverables)	December 31, 2005
($ in thousands)	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2005	$8,528	$745
Incurred	2,571	1,729
Paid	(1,287)	--
Liability balance as of December 31, 2005	$9,812	$2,474

The reinsurance recoverable asset related to the GMDB was $27,992 thousand and $28,144 thousand as of December 31, 2006 and 2005, respectively.

The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in Policy benefits on our statement of operations. In a manner consistent with our policy for deferred policy acquisition costs, we regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

We also offer certain variable products with a guaranteed minimum withdrawal benefit, or GMWB, and a guaranteed minimum accumulation benefit, or GMAB.

The GMWB guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available In addition, we have introduced a feature for these contracts beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

The GMAB rider provides the contract holder with a minimum accumulation of their purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GMWB and GMAB represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in Policyholder deposit funds.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The fair value of the GMWB and GMAB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we have entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we us deposit accounting for the contract. As of December 31, 2006 and 2005, the embedded derivative for GMWB and GMAB was immaterial. There were no benefit payments made for the GMWB or GMAB during 2006 or 2005. See Note 9 to these financial statements for more information.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable upon annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the policy holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance.

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,315,738	$7,962	59
GMDB step up(2)	1,648,220	34,628	61
GMDB earnings enhancement benefit (EEB)(3)	77,382	3	59
GMDB greater of annual step up and roll up(4)	37,713	4,017	62
Total GMDB at December 31, 2006	$3,079,053	$46,610

GMIB	$603,412	$--	59
GMAB	206,069	--	54
GMWB	27,133	--	67
Total at December 31, 2006	$836,614	$--

__________

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
(2)

Step Up: The death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior of the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

(3)	EEB: The death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB.
(4)

Greater of Annual Step Up and Annual Roll Up: The death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the currant account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2006, we held additional universal life benefit reserves of $8,841 thousand.

8.

Income Taxes

Allocation of Income Taxes:	Year Ended December 31,
($ in thousands)	2006	2005	2004

Income tax expense (benefit) attributable to:
Current	$(21,403)	$(18,313)	$(10,162)
Deferred	24,419	15,512	15,627
Income taxes applicable to net income (loss)	3,016	(2,801)	5,465
Other comprehensive loss	(1,121)	(5,558)	(8,151)
Income taxes applicable to comprehensive income (loss)	$1,895	$(8,359)	$(2,686)

Income taxes recovered	$(24,094)	$(14,288)	$(3,450)

Reconciliation of Statutory Tax Rate to Effective Tax Rate:	Year Ended December 31,
($ in thousands)	2006	2005	2004

Income before income taxes	$13,097	$1,422	$22,180
Income taxes at statutory rate of 35.0%	4,584	498	7,763
Tax benefit attributable to tax-advantaged investment income	(1,572)	(2,924)	(2,264)
Tax interest	1	(378)	--
Other, net	3	3	(34)
Applicable income taxes (benefit)	$3,016	$(2,801)	$5,465
Effective income tax (benefit) rates	23.0%	(197.0)%	24.6%

Deferred Income Tax Assets (Liabilities) Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2006	2005

Deferred income tax assets:
Future policyholder benefits	$102,603	$63,793
Unearned premiums / deferred revenues	10,817	7,482
Net operating loss carryover benefits	--	7,970
Other	--	1,137
Gross deferred income tax assets	113,420	80,382
Deferred tax liabilities:
Deferred policy acquisition costs	207,513	150,281
Employee benefits	--	1,907
Investments	849	1,550
Other	1,712	--
Gross deferred income tax liabilities	210,074	153,738
Deferred income tax liability	$96,654	$73,356

We are included in the life/non-life consolidated federal income tax return filed by PNX.

We have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at December 31, 2006 and 2005 will be realized.

As of December 31, 2006, we had current taxes payable of $2,974 thousand.

9.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process. The expenses allocated to us were $203,521 thousand, $108,701 thousand and $82,050 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts payable to Phoenix Life were $18,650 thousand and $42,373 thousand as of December 31, 2006 and 2005, respectively.

9.

Related Party Transactions (continued)

During 2006, we entered into a contract with Phoenix Life whereby we cede to Phoenix Life the liabilities related to certain guarantees on our annuity products. Because this contract does not transfer sufficient risk to qualify for reinsurance accounting, we account for ceded liabilities as a deposit asset. The asset on deposit with Phoenix Life was $220 thousand at December 31, 2006. This amount is included in our balance sheet in other general account assets.

Phoenix Investment Partners Ltd. (PXP), an indirect wholly-owned subsidiary of PNX, through its affiliated registered investment advisors, provides investment advisory services to us for a fee. Investment advisory fees incurred by us for management of general account assets under this arrangement were $2,439 thousand, $2,993 thousand and $2,810 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts payable to the affiliated investment advisors were $106 thousand and $0 thousand, as of December 31, 2006 and 2005, respectively. PXP receives variable product separate account fees on our behalf. They retain a portion of those fees, for services provided, and forward the remainder to us. Amounts receivable from PXP for those fees were $245 thousand and $181 thousand as of December 31, 2006 and 2005, respectively. The variable product separate account fees retained by PXP were $684 thousand, $697 thousand and $1,120 thousand for 2006, 2005 and 2004, respectively.

Phoenix Equity Planning Corporation (PEPCO), a wholly-owned subsidiary of Phoenix Investment Partners Ltd., is the principal underwriter of our annuity contracts. Until May 31, 2004, contracts could be purchased through registered representatives of our former affiliate, W.S. Griffith Securities, Inc. (Griffith). Other outside broker-dealers are licensed to sell our annuity contracts as well. We incurred commissions for contracts underwritten by PEPCO of $38,062 thousand, $35,422 thousand and $39,491 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts payable to PEPCO were $278 thousand and $2,162 thousand as of December 31, 2006 and 2005, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $105,993 thousand, $54,927 thousand and $28,962 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts payable to Phoenix Life were $4,187 thousand and $11,090 thousand as of December 31, 2006 and 2005, respectively.

Until May 31, 2004, Griffith, formerly an indirect wholly-owned subsidiary of PNX, sold certain of our non-participating life insurance products through its insurance agents. Concessions paid by us for products sold through Griffith were $96 thousand for the five months ended May 31, 2004.

Effective May 31, 2004, PNX sold Griffith to an unrelated third party.

Premium processing services

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, at December 31, 2006 and 2005, we had amounts due to Phoenix Life of $1,843 thousand and $16,354 thousand, respectively. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity, a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, at December 31, 2006 and 2005, we had amounts due to Phoenix Life and Annuity of $16 thousand and $19 thousand, respectively. We do not charge any fees for this service.

Until 2006, Phoenix Life provided life insurance premium processing services to us for life insurance policies. In connection with this service, at December 31, 2005, we had policy-related receivables of $31,119 thousand. Phoenix Life did not charge us for these services.

10.

Employee Benefit Plans and Employment Agreements

PNX has a non-contributory, defined benefit pension plan covering substantially all of its employees and those of its subsidiaries. Retirement benefits are a function of both years of service and level of compensation. PNX also sponsors a non-qualified supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to the Internal Revenue Code. PNX’s funding policy is to contribute annually an amount equal to at least the minimum required contribution in accordance with minimum funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). Contributions are intended to provide for benefits attributable not only to service to date, but to service expected to be conferred in the future.

PNX sponsors pension and savings plans for its employees, and employees and agents of its subsidiaries. The qualified plans comply with requirements established by ERISA and excess benefit plans provide for that portion of pension obligations, which is in excess of amounts permitted by ERISA. PNX also provides certain health care and life insurance benefits for active and retired employees. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

In addition to its pension plans, PNX currently provides certain health care and life insurance benefits to retired employees, spouses and other eligible dependents through various plans which it sponsors. A substantial portion of PNX’s affiliate employees may become eligible for these benefits upon retirement. The health care plans have varying co-payments and deductibles, depending on the plan. These plans are unfunded.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits is omitted, as the information is not separately calculated for our participation in the plans. PNX, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated. The amount of such allocated benefits is not significant to the financial statements.

11.

Other Comprehensive Income

Sources of	Year Ended December 31,
Other Comprehensive Income:	2006		2005		2004
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$7,264	$1,516	$(64,713)	$(16,569)	$(17,140)	$(11,734)
Net realized investment gains (losses) on available-for-sale securities included in net income	(4,298)	(2,793)	10,127	6,583	(4,720)	(3,068)
Net unrealized investment gains (losses)	2,966	(1,277)	(54,586)	(9,986)	(21,860)	(14,802)
Net unrealized losses on derivative instruments	(1,241)	(807)	(516)	(335)	(517)	(336)
Other comprehensive income (loss)	1,725	$(2,084)	(55,102)	$(10,321)	(22,377)	$(15,138)
Applicable deferred policy acquisition cost amortization	4,930		(39,223)		912
Applicable deferred income tax benefit	(1,121)		(5,558)		(8,151)
Offsets to other comprehensive income	3,809		(44,781)		(7,239)
Other comprehensive loss	$(2,084)		$(10,321)		$(15,138)

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2006		2005
($ in thousands)	Gross	Net	Gross	Net

Unrealized losses on investments	$(14,584)	$(2,689)	$(17,550)	$(1,412)
Unrealized gains on derivative instruments	--	--	1,241	807
Accumulated other comprehensive loss	(14,584)	$(2,689)	(16,309)	$(605)
Applicable deferred policy acquisition costs	(10,448)		(15,378)
Applicable deferred income taxes	(1,447)		(326)
Offsets to other comprehensive income	(11,895)		(15,704)
Accumulated other comprehensive loss	$(2,689)		$(605)

12.

Fair Value of Financial Instruments and Derivative Instruments

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values	As of December 31,
of Financial Instruments:	2006		2005
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$47,127	$47,127	$25,818	$25,818
Debt securities	2,050,989	2,050,989	2,789,491	2,789,491
Policy loans	15,542	15,542	8,171	8,171
Financial assets	$2,113,658	$2,113,658	$2,823,480	$2,823,480

Investment contracts	$1,491,367	$1,486,758	$2,256,129	$2,250,695
Financial liabilities	$1,491,367	$1,486,758	$2,256,129	$2,250,695

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

We recognized an after-tax gain of $1.2 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004 (reported as other comprehensive income in Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which have been designated as cash flow hedges of the forecasted purchase of assets. For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income. Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings. For the years 2006, 2005 and 2004, we reclassified after-tax gains of $1.2 million, $0.3 million and $0.3 million, respectively, into earnings related to these same derivatives.

We held no positions in derivative instruments at December 31, 2006 and 2005.

13.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. There were no practices not prescribed by the State of Connecticut Insurance Department as of December 31, 2006, 2005 and 2004. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, “Income Taxes”, which limits deferred tax assets based on admissibility tests.

13.

Statutory Financial Information and Regulatory Matters (continued)

Connecticut Insurance Law requires that Connecticut life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Our risk-based capital was in excess of 300% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2006 and 2005.

Statutory Financial Data:	As of or For the Year Ended December 31,
($ in thousands)	2006	2005	2004

Statutory capital and surplus	$220,342	$264,825	$245,831
Asset valuation reserve	14,320	5,575	7,370
Statutory capital, surplus and asset valuation reserve	$234,662	$270,400	$253,201
Statutory gain (loss) from operations	$(33,094)	$12,251	$(2,574)
Statutory net income (loss)	$(33,994)	$12,749	$(3,254)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2007 without prior approval.

14.

Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, investor, or taxpayer. It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission, or SEC, the National Association of Securities Dealers, Inc., or NASD, and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws and securities laws. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

For example, during 2003 and 2004, the SEC conducted examinations of certain Phoenix Life variable products and certain Phoenix Life affiliated investment advisers and mutual funds. In 2004, the NASD also commenced examinations of two affiliated broker-dealers; the examinations were closed in April 2005 and November 2004, respectively. In February 2005, the NASD notified PNX that it was asserting violations of trade reporting rules by a subsidiary. PNX responded to the NASD allegations in May 2005. Thereafter, in January 2007, the NASD notified PNX that the matter is being referred for potential violations and possible action.

14.

Contingent Liabilities (continued)

In addition, Federal and state regulatory authorities from time to time make inquiries and conduct examinations regarding compliance by Phoenix Life and its subsidiaries with securities and other laws and regulations affecting their registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. There has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Our products entitle us to impose restrictions on transfers between separate account sub-accounts associated with our variable products.

In 2004 and 2005, the Boston District Office of the SEC conducted a compliance examination of certain of PNX’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested PNX to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether PNX believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist PNX in preparing the analysis. Based on this analysis, PNX advised the SEC that it does not believe that reimbursement is appropriate.

Over the past several years, a number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office. While no such action has been initiated against us, it is possible that one or more regulatory agencies may pursue this type of action against us in the future.

Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. In this regard, in 2004, PNX received a subpoena from the Connecticut Attorney General’s office requesting information regarding certain distribution practices since 1998. Over 40 companies received such a subpoena. PNX cooperated fully and has had no further inquiry since filing its response.

These types of regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. While it is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses, we believe that their outcomes are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.