Form 10-Q
period 2007-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2007-05-15
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES	☑	NO	☐

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands, except share data)

March 31, 2007 (unaudited) and December 31, 2006

	Mar 31,	Dec 31,
	2007	2006
ASSETS:
Available-for-sale debt securities, at fair value	$1,926,450	$2,050,989
Policy loans, at unpaid principal balances	17,115	15,542
Other investments	1,930	1,612
Total investments	1,945,495	2,068,143
Cash and cash equivalents	75,137	47,127
Accrued investment income	19,446	19,882
Receivables	48,426	54,534
Deferred policy acquisition costs	735,599	703,794
Receivable from related parties	1,023	300
Other assets	3,081	2,356
Separate account assets	3,057,422	2,953,063
Total assets	$5,885,629	$5,849,199

LIABILITIES:
Policyholder deposit funds	$1,387,447	$1,491,367
Policy liabilities and accruals	741,723	706,198
Deferred income taxes	106,820	96,654
Payable to related parties	9,677	25,081
Other liabilities	27,506	26,576
Separate account liabilities	3,057,422	2,953,063
Total liabilities	5,330,595	5,298,939

CONTINGENT LIABILITIES (Note 7)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	503,234	503,234
Retained earnings	51,053	47,215
Accumulated other comprehensive loss	(1,753)	(2,689)
Total stockholder’s equity	555,034	550,260
Total liabilities and stockholder’s equity	$5,885,629	$5,849,199

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands, except share data)

Three Months Ended March 31, 2007 and 2006

	2007	2006
REVENUES:
Premiums	$3,179	$2,475
Insurance and investment product fees	54,301	41,995
Investment income, net of expenses	27,894	35,060
Net realized investment losses	(170)	(4,083)
Total revenues	85,204	75,447

BENEFITS AND EXPENSES:
Policy benefits	35,676	43,848
Policy acquisition cost amortization	25,263	13,057
Other operating expenses	17,086	19,512
Total benefits and expenses	78,025	76,417
Income (loss) before income taxes	7,179	(970)
Applicable income tax (expense) benefit	(2,340)	228
Net income (loss)	$4,839	$(742)

COMPREHENSIVE INCOME:
Net income (loss)	$4,839	$(742)
Net unrealized investment gains (losses)	935	(4,399)
Other comprehensive income (loss)	935	(4,399)
Comprehensive income (loss)	$5,774	$(5,141)

RETAINED EARNINGS:
Net income (loss)	$4,839	$(742)
Adjustment for initial application of FIN 48 (Note 2)	(1,000)	—
OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	935	(4,399)
Change in stockholder’s equity	4,774	(5,141)
Stockholder’s equity, beginning of period	550,260	542,263
Stockholder’s equity, end of period	$555,034	$537,122

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$4,839	$(742)
Net realized investment losses	170	4,083
Investment income (loss)	594	(1,615)
Deferred income taxes	9,662	5,781
Increase in receivables	(166)	(3,213)
Increase in deferred policy acquisition costs	(36,155)	(70,607)
Increase in policy liabilities and accruals	35,991	94,399
Other assets and other liabilities net change	(21,551)	(21,875)
Cash from (for) operating activities	(6,616)	6,211

INVESTING ACTIVITIES:
Investment purchases	(238,779)	(308,024)
Investment sales, repayments and maturities	376,547	607,581
Cash from investing activities	137,768	299,557

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	65,580	50,317
Policyholder deposit fund withdrawals	(168,722)	(241,248)
Cash for financing activities	(103,142)	(190,931)
Change in cash and cash equivalents	28,010	114,837
Cash and cash equivalents, beginning of period	47,127	25,818
Cash and cash equivalents, end of period	$75,137	$140,655

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended March 31, 2007 and 2006

1.

Organization and Description of Business

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. We have reclassified certain amounts for 2006 to conform with 2007 presentation.

Use of estimates

In preparing these financial statements in conformity GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt securities; and accruals for deferred taxes and contingent liabilities. Our significant accounting policies are presented in the notes to our financial statements in our 2006 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2007 are not necessarily indicative of the results that may be expected for the year 2007. These unaudited financial statements should be read in conjunction with our financial statements in our 2006 Annual Report on Form 10-K.

Adoption of new accounting standards

The Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect adjustment of approximately $1,000 thousand increase in reserves for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007. The entire amount of unrecognized tax benefits would, if recognized, impact the annual effective tax rate upon recognition. There were no material changes in unrecognized tax benefits during the first quarter of 2007.

It is anticipated that any changes within the next twelve months to the uncertain tax positions recorded as of March 31, 2007 will not result in a material change to our results of operations, financial condition or liquidity. We do not anticipate that there will be additional payments made or refunds received within the next twelve months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three-month periods ending March 31, 2007, 2006 and 2005 did not have a material impact on the effective tax rate those periods. We did not have an accrual for the payment of interest and penalties as of January 1, 2007.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. We adopted SAB 108 on December 31, 2006 with no effect to the financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156. SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and is effective beginning January 1, 2007. We adopted this standard effective January 1, 2007 with no material impact on our financial position and results of operations.

Effective January 1, 2006, we adopted SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets. Our adoption of SFAS 155 did not have a material effect on our financial statements.

Effective January 1, 2006, we adopted FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP 115-1. FSP 115-1 provides guidance as to the determination of other-than-temporarily impaired securities and requires certain financial disclosures with respect to unrealized losses. These accounting and disclosure requirements largely codify our existing practices as to other-than-temporarily impaired securities and thus, our adoption did not have a material effect on our consolidated financial statements.

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007 with no material effect on our financial position and results of operations.

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

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Policy acquisition costs deferred	$61,418	$83,664
Costs amortized to expenses:
Recurring costs	(24,699)	(15,335)
Realized investment gains	(564)	2,278
Offsets to net unrealized investment gains or losses included in other comprehensive income	(4,350)	10,558
Change in deferred policy acquisition costs	31,805	81,165
Deferred policy acquisition costs, beginning of period	703,794	529,315
Deferred policy acquisition costs, end of period	$735,599	$610,480

4.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	March 31, 2007		December 31, 2006
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$79,407	$79,625	$92,579	$93,425
State and political subdivision	15,939	16,221	15,900	16,281
Foreign government	37,420	34,710	49,884	46,505
Corporate	1,085,243	1,095,479	1,157,781	1,172,275
Mortgage-backed	425,409	427,356	452,641	455,739
Other asset-backed	283,032	280,593	282,204	280,086
Available-for-sale debt securities	$1,926,450	$1,933,984	$2,050,989	$2,064,311

Unrealized Gains and Losses from Debt Securities:	March 31, 2007		December 31, 2006
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$452	$(670)	$295	$(1,141)
State and political subdivision	15	(297)	17	(398)
Foreign government	2,869	(159)	3,590	(211)
Corporate	7,086	(17,322)	6,523	(21,017)
Mortgage-backed	2,967	(4,914)	2,862	(5,960)
Other asset-backed	3,914	(1,475)	3,857	(1,739)
Debt securities gains (losses)	$17,303	$(24,837)	$17,144	$(30,466)
Debt securities net losses		$(7,534)		$(13,322)

Aging of Temporarily Impaired	March 31, 2007
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$—	$—	$41,962	$(670)	$41,962	$(670)
State and political subdivision	—	—	15,422	(297)	15,422	(297)
Foreign government	2,020	(1)	11,353	(158)	13,373	(159)
Corporate	109,059	(706)	645,471	(16,616)	754,530	(17,322)
Mortgage-backed	40,198	(785)	229,127	(4,129)	269,325	(4,914)
Other asset-backed	40,619	(230)	91,355	(1,245)	131,974	(1,475)
Total temporarily impaired securities	$191,896	$(1,722)	$1,034,690	$(23,115)	$1,226,586	$(24,837)

Below investment grade	$22,770	$(120)	$67,670	$(3,181)	$90,440	$(3,301)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(18)		$(541)		$(559)

Number of securities		101		540		641

There were no unrealized losses of below investment grade debt securities with a fair value less than 80% of the securities amortized cost at March 31, 2007.

The securities are considered to be temporarily impaired at March 31, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Aging of Temporarily Impaired	As of December 31, 2006
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$5,643	$(19)	$50,878	$(1,122)	$56,521	$(1,141)
State and political subdivision	1,014	(3)	14,367	(395)	15,381	(398)
Foreign government	4,024	(10)	9,323	(201)	13,347	(211)
Corporate	152,344	(1,595)	689,660	(19,422)	842,004	(21,017)
Mortgage-backed	78,465	(693)	257,905	(5,267)	336,370	(5,960)
Other asset-backed	53,844	(171)	102,302	(1,568)	156,146	(1,739)
Total temporarily impaired securities	$295,334	$(2,491)	$1,124,435	$(27,975)	$1,419,769	$(30,466)

Below investment grade	$20,190	$(377)	$90,763	$(3,859)	$110,953	$(4,236)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(45)		$(550)		$(595)

Number of securities		165		565		730

There were no unrealized losses of below investment grade debt securities with a fair value less than 80% of the securities amortized cost at December 31, 2006.

The securities are considered to be temporarily impaired at December 31, 2006 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Debt securities	$27,011	$34,874
Policy loans	254	87
Other investments	11	66
Other income	214	—
Cash and cash equivalents	921	579
Total investment income	28,411	35,606
Investment expenses	(517)	(546)
Net investment income	$27,894	$35,060

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Debt security impairments	$(500)	$(411)
Debt security transaction gains	869	1,210
Debt security transaction losses	(1,431)	(5,067)
Other investments transaction gains	892	185
Net transaction gains (losses)	330	(3,672)
Net realized investment losses	$(170)	$(4,083)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Debt securities	$5,788	$(17,323)
Net unrealized investment gains (losses)	$5,788	$(17,323)

Net unrealized investment gains (losses)	$5,788	$(17,323)
Applicable deferred policy acquisition costs	(4,350)	10,558
Applicable deferred income tax (expense) benefit	(503)	2,366
Offsets to net unrealized investment gains (losses)	(4,853)	12,924
Net unrealized investment gains (losses) included in other comprehensive income	$935	$(4,399)

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. During the three-month periods ended March 31, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Mar 31,	Dec 31,
($ in thousands)	2007	2006

Debt securities	$466,242	$456,148
Equity funds	1,946,611	1,861,762
Other	73,030	68,810
Total	$2,485,883	$2,386,720

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	March 31, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$26,979	$3,568
Incurred	646	(1,401)
Paid	(366)	—
Liability balance as of March 31, 2007	$27,259	$2,167

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2006
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$27,749	$2,474
Incurred	601	1,094
Paid	(1,371)	—
Liability balance as of December 31, 2006	$26,979	$3,568

_______

(1)	The reinsurance recoverable asset related to the GMDB was $17,219 thousand and $17,139 thousand as of March 31, 2007 and December 31, 2006, respectively.

The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statement of operations. In a manner consistent with our policy for deferred policy acquisition costs, we regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

We also offer certain variable products with a guaranteed minimum withdrawal benefit, or GMWB, and a guaranteed minimum accumulation benefit, or GMAB.

The GMWB guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we introduced a feature for these contracts beginning in the fourth quarter of 2005 that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

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

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we have entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. The assets on deposit with Phoenix Life were $781 thousand and $220 thousand at March 31, 2007 and December 31, 2006, respectively. These amounts are included in our balance sheet in other assets. As of March 31, 2007 and December 31, 2006, the embedded derivative for GMWB and GMAB was immaterial. There were no benefit payments made for the GMWB or GMAB during 2007 or 2006.

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,336,529	$7,046	59
GMDB step up(2)	1,650,974	32,919	61
GMDB earnings enhancement benefit (EEB)(3)	79,601	6	59
GMDB greater of annual step up and roll up(4)	38,568	3,951	62
Total GMDB at March 31, 2007	$3,105,672	$43,922

GMIB	$636,666		59
GMAB	241,488		54
GMWB	43,358		65
Total at March 31, 2007	$921,512

__________

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
(2)

Step Up: The death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2007, we held additional universal life benefit reserves of $12,338 thousand.

6.

Income Taxes

For the three months ended March 31, 2007 and 2006, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2007	2006

Income taxes at statutory rate	$35.0%	$35.0%
Investment income not subject to tax	(2.4%)	(11.5%)
Effective income tax rates applicable to continuing operations	$32.6%	$23.5%

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. The current periods being audited by the IRS are the 2003 and 2002 tax years. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our reserves, as recorded on the balance sheet, are adequate for all open years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

7.

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

In February 2005, the NASD notified PNX that it was asserting violations of trade reporting rules by a subsidiary. PNX responded to the NASD allegations in May 2005. Thereafter, in January 2007, the NASD notified PNX that the matter is being referred for potential violations and possible action. On May 3, 2007, the NASD accepted a letter of acceptance, waiver and consent submitted by the PXP subsidiary to resolve this matter. Without admitting or denying the NASD’s findings, in accordance with the terms of the letter the PXP subsidiary agreed to a censure, to pay a fine of $8 thousand and to revise its supervisory procedures.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) movements in the equity markets and interest rates that affect our investment results, the fees we earn from our assets under management and the demand for our variable products; (ii) the possibility that mortality rates or persistency may differ significantly from our pricing expectations; (iii) the availability, pricing and adequacy of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (iv) our dependence on non-affiliated distributors for our product sales; (v) downgrades in our financial strength ratings; (vi) our dependence on third parties to maintain critical business and administrative functions; (vii) our ability to attract and retain key personnel in a competitive environment; (viii) heightened competition, including with respect to pricing, entry of new competitors and the development of new products and services by new and existing competitors; (ix) legislative, regulatory, accounting or tax developments that may affect us directly, or indirectly through the cost of, or demand for, our products or services; (x) legal or regulatory actions; and (xi) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

Overview

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Overview” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2006 Annual Report on Form 10-K.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our financial statements in this Form 10-Q.

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

See our 2006 Annual Report on Form 10-K for a description of our critical accounting estimates.

Results of Operations

Summary Financial Data:	Three Months Ended
($ in thousands)	March 31,
	2007	2006	Change
REVENUES:
Premiums	$3,179	$2,475	$704
Insurance and investment product fees	54,301	41,995	12,306
Investment income, net of expenses	27,894	35,060	(7,166)
Net realized investment losses	(170)	(4,083)	3,913
Total revenues	85,204	75,447	9,757

BENEFITS AND EXPENSES:
Policy benefits	35,676	43,848	(8,172)
Policy acquisition cost amortization	25,263	13,057	12,206
Other operating expenses	17,086	19,512	(2,426)
Total benefits and expenses	78,025	76,417	1,608
Income (loss) before income taxes	7,179	(970)	8,149
Applicable income tax (expense) benefit	(2,340)	228	(2,568)
Net income (loss)	$4,839	$(742)	$5,581

Three months ended March 31, 2007 vs. March 31, 2006

Net income increased $5,581 thousand in the first quarter of 2007 over to the prior year period primarily as a result of higher revenues resulting from an increase in insurance and investment product fees.

Premiums increased 28% in the first quarter of 2007 over the prior year period due to the growing block of term insurance business.

Insurance and investment product fees increased 29% over the prior year period due principally to higher cost of insurance charges for universal life, reflecting a growth of in force business due to higher sales over the last several years.

Investment income, net of expenses, decreased 20% over the prior year period due to lower invested asset balances, which resulted from the scheduled maturity of an annuity contract.

Net realized investment losses improved 96% in the first quarter of 2007 over the prior period. During 2006, for asset liability matching purposes, we were selling off securities in the portfolio backing certain discontinued annuity products. In 2007 that effort has been substantially completed, resulting in fewer realized losses.

Policy benefits decreased 19% in the first quarter from the prior year period due principally to lower interest credited, resulting from lower guaranteed interest funds on deposit for certain discontinued annuity products.

Policy acquisition cost amortization increased 93% over the prior year period due to higher insurance margins used for the amortization of deferred policy acquisition costs, resulting from higher sales over the last several years.

Other operating expenses decreased 12% for the first quarter of 2007 from the prior year period. This decrease was due to lower universal life premiums in the current quarter, which reduced premium taxes, and non-deferred commissions. Annuity commissions also decreased due to lower fund balances for certain products. These decreases were partially offset by higher non-deferred expenses, resulting from the growing block of life business which increased maintenance and other expenses.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2007, our general account held debt securities with a carrying value of $1,926.4 million, representing 99.0% of total general account investments. Public debt securities represented 80.2% of total debt securities, with the remaining 19.8% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of March 31, 2007
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$79,407	$79,625	$—	$—
State and political subdivision	15,939	16,221	—	—
Foreign government	16,260	15,939	21,160	18,771
Corporate	956,461	964,237	128,782	131,242
Mortgage-backed	425,409	427,356	—	—
Other asset-backed	273,841	271,453	9,191	9,140
Total debt securities	$1,767,317	$1,774,831	$159,133	$159,153

Percentage of total debt securities	91.74%	91.77%	8.26%	8.23%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2007 in our debt securities portfolio are diversified financial services (6.8%), banking (5.9%), insurance (3.1%), real estate investment trusts (2.6%) and electric utilities (2.5%).

Total net unrealized losses on debt securities were $7,534 thousand (unrealized losses of $24,837 thousand less unrealized gains of $17,303 thousand).

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2007
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,226,586	$145,276	$46,620	$1,034,690
Total amortized cost	1,251,423	146,495	47,123	1,057,805
Unrealized losses	$(24,837)	$(1,219)	$(503)	$(23,115)
Unrealized losses after offsets	$(4,045)	$(180)	$(76)	$(3,789)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(21,536)	$(1,181)	$(421)	$(19,934)
Unrealized losses after offsets	$(3,486)	$(174)	$(64)	$(3,248)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(3,301)	$(38)	$(82)	$(3,181)
Unrealized losses after offsets	$(559)	$(6)	$(12)	$(541)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

For debt securities with gross unrealized losses, 86.2% of the unrealized losses after offsets pertain to investment grade securities and 13.8% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2007.

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

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength ratings as of March 31, 2007 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)

Fitch	A+ (“Strong”)

Standard & Poor’s	A- (“Strong”)

Moody’s	A3 (“Good”)

On March 15, 2007, Standard & Poor’s lowered its financial strength ratings on The Phoenix Companies, Inc.’s life insurance subsidiaries, including Phoenix Life and the Company, to A- from A, while assigning a stable outlook to all of these companies.

These ratings are not a recommendation to buy or hold any of our securities.

See our 2006 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2007 and December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Risk Based Capital

At March 31, 2007, our estimated Total Adjusted Capital level was in excess of 400% of Company Action Level.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $213.5 million at March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended on March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” and Note 7 to our financial statements in this Form 10-K for additional information.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2007, there were no material changes to our Risk Factors as described in our 2006 Annual Report on Form 10-K.

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

PHL VARIABLE INSURANCE COMPANY

Date:	May 15, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Executive Vice President
and Chief Financial Officer