Form 10-Q/A
period 2006-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2007-05-17
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐     No ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock.  On April 30, 2007, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Explanatory Note

PHL Variable Insurance Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as originally filed with the Securities and Exchange Commission on November 14, 2006, for the sole purpose of filing Section 302 and 906 certifications that were inadvertently omitted from the submission. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit

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

PHL VARIABLE INSURANCE COMPANY

Date:	May 17, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Executive Vice President
and Chief Financial Officer