Form 10-Q
period 2007-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2007-08-10
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

YES ☐      NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 8, 2007, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

	Item No.	Description	Page

PART I		FINANCIAL INFORMATION

	1	Financial Statements:

		Unaudited Interim Condensed Balance Sheet as of June 30, 2007 and December 31, 2006	3

		Unaudited Interim Condensed Statement of Income and Comprehensive Income and Changes in Stockholder’s Equity for the three and six months ended June 30, 2007 and 2006	4

		Unaudited Interim Condensed Statement of Cash Flows for the three and six months ended June 30, 2007 and 2006	5

		Notes to Unaudited Interim Condensed Financial Statements for the three and six months ended June 30, 2007 and 2006	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	3	Quantitative and Qualitative Disclosures About Market Risk	21

	4	Controls and Procedures	21

PART II		OTHER INFORMATION

	1	Legal Proceedings	23

	1A	Risk Factors	23

	2	Unregistered Sales of Equity Securities and Use of Proceeds	23

	3	Defaults Upon Senior Securities	23

	4	Submission of Matters to a Vote of Security Holders	23

	5	Other Information	23

	6	Exhibits	24

Signature			25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands, except share data)

June 30, 2007 (unaudited) and December 31, 2006

	June 30,	Dec 31,
	2007	2006

ASSETS:
Available-for-sale debt securities, at fair value	$1,826,355	$2,050,989
Policy loans, at unpaid principal balances	18,215	15,542
Other investments	1,991	1,612
Total investments	1,846,561	2,068,143
Cash and cash equivalents	64,455	47,127
Accrued investment income	16,332	19,882
Receivables	51,520	54,534
Deferred policy acquisition costs	793,014	703,794
Receivable from related parties	1,549	300
Other assets	3,312	2,356
Separate account assets	3,236,506	2,953,063
Total assets	$6,013,249	$5,849,199

LIABILITIES:
Policyholder deposit funds	$1,261,887	$1,491,367
Policy liabilities and accruals	771,855	706,198
Deferred income taxes	109,522	96,654
Payable to related parties	18,494	25,081
Other liabilities	34,212	26,576
Separate account liabilities	3,236,506	2,953,063
Total liabilities	5,432,476	5,298,939

CONTINGENT LIABILITIES (Note 7)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	528,234	503,234
Retained earnings	56,999	47,215
Accumulated other comprehensive loss	(6,960)	(2,689)
Total stockholder’s equity	580,773	550,260
Total liabilities and stockholder’s equity	$6,013,249	$5,849,199

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Premiums	$2,882	$3,219	$6,061	$5,694
Insurance and investment product fees	59,562	41,841	113,863	83,836
Net investment income	27,192	33,906	55,086	68,966
Net realized investment gains (losses)	359	(64)	189	(4,147)
Total revenues	89,995	78,902	175,199	154,349

BENEFITS AND EXPENSES:
Policy benefits	32,555	36,640	68,231	80,488
Policy acquisition cost amortization	28,243	20,767	53,506	33,824
Other operating expenses	20,423	16,263	37,509	35,775
Total benefits and expenses	81,221	73,670	159,246	150,087
Income before income taxes	8,774	5,232	15,953	4,262
Applicable income tax expense	(2,829)	(1,329)	(5,169)	(1,101)
Net income	$5,945	$3,903	$10,784	$3,161

COMPREHENSIVE INCOME:
Net income	$5,945	$3,903	$10,784	$3,161
Net unrealized investment losses	(5,206)	(4,812)	(4,271)	(9,128)
Net unrealized derivative losses	—	(65)	—	(148)
Other comprehensive loss	(5,206)	(4,877)	(4,271)	(9,276)
Comprehensive income (loss)	$739	$(974)	$6,513	$(6,115)

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$25,000	$—	$25,000	$—

RETAINED EARNINGS:
Net income	5,945	3,903	10,784	3,161
Adjustment for initial application of FIN 48 (Note 2)	—	—	(1,000)	—

OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(5,206)	(4,877)	(4,271)	(9,276)
Change in stockholder’s equity	25,739	(974)	30,513	(6,115)
Stockholder’s equity, beginning of period	555,034	537,122	550,260	542,263
Stockholder’s equity, end of period	$580,773	$536,148	$580,773	$536,148

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Cash Flows

($ in thousands)

Six Months Ended June 30, 2007 and 2006

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$10,784	$3,161
Net realized investment (gains) losses	(189)	4,147
Investment income	3,417	2,869
Deferred income taxes	15,167	15,129
Increase in receivables	(2,482)	(7,009)
Increase in deferred policy acquisition costs	(80,894)	(97,825)
Increase in policy liabilities and accruals	66,567	124,807
Other assets and other liabilities net change	(5,122)	(16,517)
Cash from operating activities	7,248	28,762

INVESTING ACTIVITIES:
Investment purchases	(502,550)	(471,246)
Investment sales, repayments and maturities	715,629	987,194
Cash from investing activities	213,079	515,948

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	133,597	106,566
Policyholder deposit fund withdrawals	(361,596)	(663,120)
Capital contributions from parent	25,000	—
Cash for financing activities	(202,999)	(556,554)
Change in cash and cash equivalents	17,328	(11,844)
Cash and cash equivalents, beginning of period	47,127	25,818
Cash and cash equivalents, end of period	$64,455	$13,974

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Financial Statements

Three and Six Months Ended June 30, 2007 and 2006

1.

Organization and Operations

PHL Variable Insurance Company is a life insurance company offering individual life insurance and annuity products including universal life, variable universal life, term life and variable annuities. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company.

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three and six-month periods in 2007 are not necessarily indicative of the results that may be expected for the year 2007. These unaudited financial statements should be read in conjunction with our financial statements in our 2006 Annual Report on Form 10-K.

Adoption of new accounting standards

The Company adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative effect adjustment of approximately $1,000 thousand increase in reserves for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007. The entire amount of unrecognized tax benefits would, if recognized, impact the annual effective tax rate upon recognition. There were no material changes in unrecognized tax benefits for the six months ended June 30, 2007.

It is reasonably possible that any changes within the next twelve months to the uncertain tax positions recorded as of June 30, 2007 will not result in a material change to our results of operations, financial condition or liquidity. We do not anticipate that there will be additional payments made or refunds received within the next twelve months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three and six-month periods ending June 30, 2007 and 2006 did not have a material impact on the effective tax rate those periods. We did not have an accrual for the payment of interest and penalties as of January 1, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. We are currently assessing the impact of SFAS 157 on our financial position and results of operations. Adoption of this statement is expected to have an impact on our financial statements; however, the impact has not yet been determined.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Policy acquisition costs deferred	$72,982	$47,984	$134,400	$131,648
Costs amortized to expenses:
Recurring costs	(27,983)	(20,600)	(52,682)	(35,935)
Realized investment (gains) losses	(260)	(167)	(824)	2,111
Offsets to net unrealized investment losses included in other comprehensive income	12,676	10,568	8,326	21,126
Change in deferred policy acquisition costs	57,415	37,785	89,220	118,950
Deferred policy acquisition costs, beginning of period	735,599	610,480	703,794	529,315
Deferred policy acquisition costs, end of period	$793,014	$648,265	$793,014	$648,265

4.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	June 30, 2007		December 31, 2006
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$77,353	$77,874	$92,579	$93,425
State and political subdivision	11,860	12,162	15,900	16,281
Foreign government	29,961	27,684	49,884	46,505
Corporate	1,018,367	1,040,226	1,157,781	1,172,275
Mortgage-backed	391,284	398,445	452,641	455,739
Other asset-backed	297,530	297,982	282,204	280,086
Available-for-sale debt securities	$1,826,355	$1,854,373	$2,050,989	$2,064,311

Gross and Net Unrealized Gains and Losses from	June 30, 2007		December 31, 2006
Debt Securities:	Gains	Losses	Gains	Losses
($ in thousands)

U.S. government and agency	$262	$(783)	$295	$(1,141)
State and political subdivision	13	(315)	17	(398)
Foreign government	2,476	(199)	3,590	(211)
Corporate	3,513	(25,372)	6,523	(21,017)
Mortgage-backed	1,724	(8,885)	2,862	(5,960)
Other asset-backed	2,548	(3,000)	3,857	(1,739)
Debt securities gains (losses)	$10,536	$(38,554)	$17,144	$(30,466)
Debt securities net losses		$(28,018)		$(13,322)

Aging of Temporarily Impaired	June 30, 2007
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$8,141	$(41)	$39,195	$(742)	$47,336	$(783)
State and political subdivision	—	—	11,345	(315)	11,345	(315)
Foreign government	—	—	6,317	(199)	6,317	(199)
Corporate	204,845	(3,076)	617,249	(22,296)	822,094	(25,372)
Mortgage-backed	125,189	(3,093)	214,581	(5,792)	339,770	(8,885)
Other asset-backed	88,827	(1,230)	80,274	(1,770)	169,101	(3,000)
Total temporarily impaired securities	$427,002	$(7,440)	$968,961	$(31,114)	$1,395,963	$(38,554)

Below investment grade	$23,406	$(239)	$69,169	$(4,566)	$92,575	$(4,805)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(37)		$(772)		$(809)

Number of securities		240		522		762

These securities are considered to be temporarily impaired at June 30, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

There were no unrealized losses of below investment grade debt securities with a fair value less than 80% of the securities amortized cost at June 30, 2007.

Aging of Temporarily Impaired	As of December 31, 2006
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$5,643	$(19)	$50,878	$(1,122)	$56,521	$(1,141)
State and political subdivision	1,014	(3)	14,367	(395)	15,381	(398)
Foreign government	4,024	(10)	9,323	(201)	13,347	(211)
Corporate	152,344	(1,595)	689,660	(19,422)	842,004	(21,017)
Mortgage-backed	78,465	(693)	257,905	(5,267)	336,370	(5,960)
Other asset-backed	53,844	(171)	102,302	(1,568)	156,146	(1,739)
Total temporarily impaired securities	$295,334	$(2,491)	$1,124,435	$(27,975)	$1,419,769	$(30,466)

Below investment grade	$20,190	$(377)	$90,763	$(3,859)	$110,953	$(4,236)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(45)		$(550)		$(595)

Number of securities		162		544		706

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

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Debt securities	$26,389	$33,830	$53,398	$68,704
Policy loans	(65)	47	190	134
Other investments	108	(27)	118	39
Other income	3	—	218	—
Cash and cash equivalents	1,415	514	2,337	1,093
Total investment income	27,850	34,364	56,261	69,970
Investment expenses	(658)	(458)	(1,175)	(1,004)
Net investment income	$27,192	$33,906	$55,086	$68,966

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Debt security impairments	$—	$—	$(500)	$(411)
Debt security transaction gains	119	1,053	988	2,263
Debt security transaction losses	(457)	(1,494)	(1,888)	(6,561)
Other investments transaction gains	697	377	1,589	562
Net transaction gains (losses)	359	(64)	689	(3,736)
Net realized investment gains (losses)	$359	$(64)	$189	$(4,147)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Debt securities	$(20,421)	$(17,885)	$(14,695)	$(34,927)
Other	(263)	(89)	(201)	(243)
Net unrealized investment losses	$(20,684)	$(17,974)	$(14,896)	$(35,170)

Net unrealized investment losses	$(20,684)	$(17,974)	$(14,896)	$(35,170)
Applicable deferred policy acquisition cost benefit	(12,675)	(10,568)	(8,326)	(21,127)
Applicable deferred income tax expense	(2,803)	(2,594)	(2,299)	(4,915)
Offsets to net unrealized investment losses	(15,478)	(13,162)	(10,625)	(26,042)
Net unrealized investment losses included in other comprehensive income	$(5,206)	$(4,812)	$(4,271)	$(9,128)

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. During the three and six-month periods ended June 30, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	June 30,	Dec 31,
($ in thousands)	2007	2006

Debt securities	$472,606	$456,148
Equity funds	2,104,814	1,861,762
Other	70,743	68,810
Total	$2,648,163	$2,386,720

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	June 30, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$26,979	$3,568
Incurred	(1,552)	(997)
Paid	(892)	—
Liability balance as of June 30, 2007	$24,535	$2,571

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2006
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$27,749	$2,474
Incurred	601	1,094
Paid	(1,371)	—
Liability balance as of December 31, 2006	$26,979	$3,568

_______

(1)	The reinsurance recoverable asset related to the GMDB was $15,193 thousand and $17,139 thousand as of June 30, 2007 and December 31, 2006, respectively.

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit, or GMWB, guaranteed minimum accumulation benefit, or GMAB, and a guaranteed pay-out annuity floor, or GPAF.

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

The GPAF rider provides the policyholder with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The GMWB, GMAB and GPAF represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB and GPAF obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

As of June 30, 2007 and December 31, 2006, the embedded derivative for GMWB, GMAB and GPAF was immaterial. There were no benefit payments made for the GMWB or GMAB during the three and six months ended June 30, 2007 or 2006. For annuities with GPAF, as the amount of the excess of the GPAF over the account value can fluctuate with equity markets on a daily basis, the ultimate amount to be paid, if any, is uncertain and could be significantly more or less than $32,515 thousand.

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we have entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. The assets on deposit with Phoenix Life were $1,109 thousand and $220 thousand at June 30, 2007 and December 31, 2006, respectively. These amounts are included in our balance sheet in other assets.

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,380,861	$5,202	59
GMDB step up(2)	1,703,255	28,259	61
GMDB earnings enhancement benefit (EEB)(3)	80,581	—	59
GMDB greater of annual step up and roll up(4)	41,287	3,402	63
Total GMDB at June 30, 2007	$3,205,984	$36,863

GMIB	$681,805		59
GMAB	296,186		55
GMWB	75,166		63
GPAF	32,515		74
Total at June 30, 2007	$1,085,672

__________

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2007, we held additional universal life benefit reserves of $15,524 thousand.

6.

Income Taxes

For the three and six months ended June 30, 2007 and 2006, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not taxed	(2.8%)	(9.6%)	(2.6%)	(9.2%)
Effective income tax rates applicable to continuing operations	32.2%	25.4%	32.4%	25.8%

Our federal income tax returns are routinely audited by the IRS. The current periods being audited by the IRS are the 2002 through 2005 tax years. While it is often difficult to predict the outcome of these audits, including the timing of any resolution of any particular tax matter, we believe that our liabilities as recorded on the balance sheet pursuant to FIN 48 are adequate for all open tax years. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

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

In 2005 and 2004, the Boston District Office of the SEC conducted a compliance examination of certain of PNX’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested PNX to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether PNX believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist PNX in preparing the analysis. Based on this analysis, PNX advised the SEC that it does not believe that reimbursement is appropriate.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

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

See our 2006 Annual Report on Form 10-K for a description of our critical accounting estimates.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$2,882	$3,219	$(337)	(10%)
Insurance and investment product fees	59,562	41,841	17,721	42%
Net investment income	27,192	33,906	(6,714)	(20%)
Net realized investment gains (losses)	359	(64)	423	661%
Total revenues	89,995	78,902	11,093	14%
BENEFITS AND EXPENSES:
Policy benefits	32,555	36,640	(4,085)	(11%)
Policy acquisition cost amortization	28,243	20,767	7,476	36%
Other operating expenses	20,423	16,263	4,160	26%
Total benefits and expenses	81,221	73,670	7,551	10%
Income before income taxes	8,774	5,232	3,542	68%
Applicable income tax expense	(2,829)	(1,329)	(1,500)	113%
Net income	$5,945	$3,903	$2,042	52%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net income increased primarily as a result of higher revenues resulting from an increase in insurance and investment product fees, net realized investment gains and lower policy benefits, partially offset by an increase in policy acquisition cost amortization and higher benefits and expenses.

Total revenues increased due to the following:

•

Insurance and investment product fees increased due primarily to higher universal life fees, primarily cost of insurance charges, resulting from higher sales and the growth of inforce business due to our expanded distribution. In addition, higher levels of funds on deposit and separate account values, driven by both higher annuity sales and favorable equity markets, resulted in an increase in asset-based fees.

•	Net realized investment gains exceeded losses due to higher gains on sales of other investments in 2007.

Offsetting these increases was a decrease in net investment income due to a lower average asset balance in 2007 resulting from the scheduled maturity in 2006 of a large annuity contract, and the run-off of certain discontinued annuity products.

Total benefits and expenses increased due to the following:

•

Policy acquisition cost amortization increased due to higher universal life margins, partially offset by lower annuity amortization. The lower annuity amortization was due to favorable market performance and the effects of a 2006 unlocking of the assumptions we use to project expected gross profits in the amortization schedules.

•

Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses due to increased maintenance of our systems.

Partially offsetting these increases was a decrease in policy benefits:

•

Policy benefits decreased principally due to lower interest credited for annuities because of lower general account funds. This decrease was partially offset by higher interest credited for universal life policies, reflecting the growth in inforce business.

Applicable income tax expense increased due to higher net income before taxes.

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$6,061	$5,694	$367	6%
Insurance and investment product fees	113,863	83,836	30,027	36%
Net investment income	55,086	68,966	(13,880)	(20%)
Net realized investment gains (losses)	189	(4,147)	4,336	105%
Total revenues	175,199	154,349	20,850	14%
BENEFITS AND EXPENSES:
Policy benefits	68,231	80,488	(12,257)	(15%)
Policy acquisition cost amortization	53,506	33,824	19,682	58%
Other operating expenses	37,509	35,775	1,734	5%
Total benefits and expenses	159,246	150,087	9,159	6%
Income before income taxes	15,953	4,262	11,691	274%
Applicable income tax expense	(5,169)	(1,101)	(4,068)	369%
Net income	$10,784	$3,161	$7,623	241%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net income increased primarily as a result of an increase in insurance and investment product fees, net realized investment gains and lower policy benefits, partially offset by higher policy acquisition cost amortization.

Total revenues increased due to the following:

•

Insurance and investment product fees increased due primarily to higher cost of insurance charges for universal life, resulting from higher sales and growth of inforce business due to our expanded distribution. In addition, higher levels of funds on deposit and separate account values, driven by both higher annuity sales and favorable equity markets, resulted in an increase in asset-based fees.

•	Net realized investment gains exceeded losses due to lower transaction losses on debt securities and higher gains on sales of other investments in 2007.

Offsetting these increases was a decrease in net investment income due to a lower average asset balance in 2007 resulting from the scheduled maturity in 2006 of a large annuity contract, and the run-off of certain discontinued annuity products.

Total benefits and expenses increased due to the following:

•	Policy acquisition cost amortization increased due to higher universal life margins.
•

Other operating expenses, which include non-deferrable policy acquisition costs and general and administrative costs, increased due to higher incentive accruals resulting from improved company performance and higher technology and infrastructure expenses due to increased maintenance of our systems.

Partially offsetting these increases was a decrease in policy benefits due to lower interest credited, resulting from lower guaranteed interest funds on deposit for certain discontinued annuity products.

Applicable income tax expense increased due to higher net income before taxes.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2007, our general account held debt securities with a carrying value of $1,826.4 million, representing 98.9% of total general account investments. Public debt securities represented 80.4% of total debt securities, with the remaining 19.6% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of June 30, 2007
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$77,353	$77,874	$—	$—
State and political subdivision	11,860	12,162	—	—
Foreign government	11,124	10,946	18,837	16,738
Corporate	897,281	914,922	121,086	125,304
Mortgage-backed	391,284	398,445	—	—
Other asset-backed	288,670	289,106	8,860	8,876
Total debt securities	$1,677,572	$1,703,455	$148,783	$150,918

Percentage of total debt securities	91.9%	91.9%	8.1%	8.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2007 in our debt securities portfolio are diversified financial services (8.1%), banking (6.1%), insurance (3.1%), electric utilities (2.5%) and broker-dealers (2.4%).

The weakness in the U.S. real estate markets, increases in interest rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates for residential mortgage-backed securities, especially those originated in 2006 and those designated as sub-prime. In addition, there have been increased concerns in the financial markets about residential mortgage-backed securities designated as
Alt-A.

Sub-prime mortgage lending refers to the origination of residential mortgage loans to customers with weak or impaired credit profiles, including, but not limited to, those with the lowest credit scores. Alt-A mortgage lending refers to the origination of residential mortgage loans to customers who are rated above the sub-prime category but below top rated prime borrowers, for reasons including, but not limited to, the election not to provide documentation for items such as income sources.

Most of our residential mortgage-backed securities portfolio is highly rated. As of June 30, 2007, over 89% of the total residential portfolio was rated AAA or AA. We have $104,180 thousand of sub-prime exposure, which represents 5.4% of our general account. Substantially all of our sub-prime exposure is investment grade, and 94.9% is AAA rated, with another 1.8% in AA securities. We have employed a rigorous and disciplined approach in the analysis and monitoring of our mortgage-backed securities. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal. Our exposure to sub-prime mortgages originated after 2005 is less than 3% of our general account.

The following tables represent our total exposure to residential mortgage-backed securities by credit quality as of June 30, 2007:

	Market	% General
($ in thousands)	Value	Account	AAA	AA	A	BAA	BA	B
Agency	$64,527	3.4%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	188,743	9.9%	81.2%	0.9%	5.0%	12.9%	0.0%	0.0%
Alt-A	58,504	3.1%	88.9%	0.7%	9.7%	0.7%	0.0%	0.0%
Sub-prime	104,180	5.4%	94.9%	1.8%	1.3%	1.6%	0.3%	0.1%
Total	$415,954	21.8%	88.6%	1.0%	3.9%	6.4%	0.1%	0.0%

	Book	% General
($ in thousands)	Value	Account	AAA	AA	A	BAA	BA	B
Agency	$66,457	N/A	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	193,685	N/A	80.9%	0.8%	5.5%	12.8%	0.0%	0.0%
Alt-A	59,338	N/A	88.8%	0.8%	9.6%	0.8%	0.0%	0.0%
Sub-prime	105,083	N/A	95.1%	1.8%	1.2%	1.5%	0.3%	0.1%
Total	$424,563	N/A	88.6%	0.9%	4.1%	6.3%	0.1%	0.0%

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2007
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,395,963	$376,747	$50,255	$968,961
Total amortized cost	1,434,517	383,184	51,258	1,000,075
Unrealized losses	$(38,554)	$(6,437)	$(1,003)	$(31,114)
Unrealized losses after offsets	$(6,480)	$(1,047)	$(156)	$(5,277)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Investment grade:
Unrealized losses	$(33,749)	$(6,218)	$(983)	$(26,548)
Unrealized losses after offsets	$(5,671)	$(1,013)	$(153)	$(4,505)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Below investment grade:
Unrealized losses	$(4,805)	$(219)	$(20)	$(4,566)
Unrealized losses after offsets	$(809)	$(34)	$(3)	$(772)
Unrealized losses over 20% of cost	$—	$—	$—	$—
Unrealized losses over 20% of cost after offsets	$—	$—	$—	$—

Total net unrealized losses on debt securities were $28,018 thousand (unrealized losses of $38,554 thousand less unrealized gains of $10,536 thousand).

For debt securities with gross unrealized losses, 87.5% of the unrealized losses after offsets pertain to investment grade securities and 12.5% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2007.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, greater than six months to 12 months and greater than 12 months. This analysis is provided for investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

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

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength ratings as of June 30, 2007 were as follows:

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

Contractual Obligations and Commercial Commitments

As of June 30, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2007 and December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Risk Based Capital

At June 30, 2007, our estimated Total Adjusted Capital level was in excess of 400% of Company Action Level.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $218,068 thousand and $234,662 thousand at June 30, 2007 and December 31, 2006, respectively. The decrease resulted from net losses on a statutory basis, partially offset by a capital contribution from PM Holdings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended on June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” and Note 7 to our financial statements in this Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

There are no material changes to our Risk Factors as described in our 2006 Annual Report on Form 10-K.

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

PHL VARIABLE INSURANCE COMPANY

Date:	August 10, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Executive Vice President
and Chief Financial Officer