Form 10-Q
period 2007-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2007-11-08
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

YES ☐      NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of November 7, 2007, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:
	Unaudited Interim Condensed Balance Sheet as of September 30, 2007 and December 31, 2006	3
	Unaudited Interim Condensed Statement of Income and Comprehensive Income and Changes in Stockholder’s Equity for the three and nine months ended September 30, 2007 and 2006	4
	Unaudited Interim Condensed Statement of Cash Flows for the three and nine months ended September 30, 2007 and 2006	5
	Notes to Unaudited Interim Condensed Financial Statements for the three and nine months ended September 30, 2007 and 2006	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Signature		25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands)

September 30, 2007 (unaudited) and December 31, 2006

	Sept 30,	Dec 31,
	2007	2006

ASSETS:
Available-for-sale debt securities, at fair value	$1,814,017	$2,050,989
Policy loans, at unpaid principal balances	20,786	15,542
Other investments	1,286	1,612
Total investments	1,836,089	2,068,143
Cash and cash equivalents	50,462	47,127
Accrued investment income	19,324	19,882
Receivables	42,947	54,534
Deferred policy acquisition costs	877,802	703,794
Receivable from related parties	6,595	300
Other assets	6,532	2,356
Separate account assets	3,356,412	2,953,063
Total assets	$6,196,163	$5,849,199

LIABILITIES:
Policyholder deposit funds	$1,175,918	$1,491,367
Policy liabilities and accruals	853,876	706,198
Deferred income taxes	124,321	96,654
Payable to related parties	35,816	25,081
Other liabilities	38,666	26,576
Separate account liabilities	3,356,412	2,953,063
Total liabilities	5,585,009	5,298,939

CONTINGENT LIABILITIES (Note 7)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	553,218	503,234
Retained earnings	64,806	47,215
Accumulated other comprehensive loss	(9,370)	(2,689)
Total stockholder’s equity	611,154	550,260
Total liabilities and stockholder’s equity	$6,196,163	$5,849,199

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Premiums	$4,199	$2,975	$10,260	$8,669
Insurance and investment product fees	67,510	46,015	181,373	129,850
Net investment income	27,609	30,404	82,695	99,370
Net realized investment losses	(1,987)	(169)	(1,798)	(4,315)
Total revenues	97,331	79,225	272,530	233,574

BENEFITS AND EXPENSES:
Policy benefits	39,107	28,548	107,338	109,036
Policy acquisition cost amortization	29,251	27,480	82,757	61,304
Other operating expenses	20,641	14,781	58,150	50,556
Total benefits and expenses	88,999	70,809	248,245	220,896
Income before income taxes	8,332	8,416	24,285	12,678
Applicable income tax expense	(524)	(1,027)	(5,693)	(2,128)
Net income	$7,808	$7,389	$18,592	$10,550

COMPREHENSIVE INCOME:
Net income	$7,808	$7,389	$18,592	$10,550
Net unrealized investment gains (losses)	(2,411)	6,666	(6,682)	(2,610)
Comprehensive income	$5,397	$14,055	$11,910	$7,940

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$24,984	$—	$49,984	$—

RETAINED EARNINGS:
Net income	7,808	7,389	18,592	10,550
Adjustment for initial application of FIN 48 (Note 2)	—	—	(1,000)	—

OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	(2,411)	6,666	(6,682)	(2,610)
Change in stockholder’s equity	30,381	14,055	60,894	7,940
Stockholder’s equity, beginning of period	580,773	536,148	550,260	542,263
Stockholder’s equity, end of period	$611,154	$550,203	$611,154	$550,203

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Cash Flows

($ in thousands)

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$18,592	$10,550
Net realized investment losses	1,798	4,315
Investment income (loss)	(29)	2,623
Deferred income taxes	31,264	19,867
(Increase) decrease in receivables	1,149	(3,190)
Increase in deferred policy acquisition costs	(156,904)	(124,129)
Increase in policy liabilities and accruals	148,997	146,520
Other assets and other liabilities net change	5,679	(15,088)
Cash from operating activities	50,546	41,468

INVESTING ACTIVITIES:
Investment purchases	(745,205)	(656,568)
Investment sales, repayments and maturities	988,353	1,318,340
Cash from investing activities	243,148	661,772

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	190,437	156,231
Policyholder deposit fund withdrawals	(505,796)	(848,320)
Capital contributions from parent	25,000	—
Cash for financing activities	(290,359)	(692,089)
Change in cash and cash equivalents	3,335	11,151
Cash and cash equivalents, beginning of period	47,127	25,818
Cash and cash equivalents, end of period	$50,462	$36,969

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006

1.   Organization and Operations

PHL Variable Insurance Company is a life insurance company offering individual life insurance and annuity products including universal life, variable universal life, term life and variable annuities. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings is a wholly-owned subsidiary of Phoenix Life Insurance Company (Phoenix Life), which is a wholly-owned subsidiary of The Phoenix Companies, Inc., a New York Stock Exchange listed company. During the nine months ended September 30, 2007, we received $49,984 thousand in capital contributions from Phoenix Life, of which $25,000 thousand was in cash and $24,984 thousand was in securities.

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three and nine-month periods in 2007 are not necessarily indicative of the results that may be expected for the year 2007. These unaudited financial statements should be read in conjunction with our financial statements in our 2006 Annual Report on Form 10-K.

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

It is reasonably possible that any changes within the next twelve months to the uncertain tax positions recorded as of September 30, 2007 will not result in a material change to our results of operations, financial condition or liquidity. We do not anticipate that there will be additional payments made or refunds received within the next twelve months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the Company.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three and nine-month periods ending September 30, 2007 and 2006 did not have a material impact on the effective tax rate those periods. We did not have an accrual for the payment of interest and penalties as of January 1, 2007.

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

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, or SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted this stand ard effective January 1, 2007 with no material effect on our financial position and results of operations.

Accounting standards not yet adopted

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements, at the same time. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We will adopt SFAS 157 effective January 1, 2008. Adoption of this statement is expected to have an impact on our financial statements; however, the impact has not yet been determined.

3.   Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Policy acquisition costs deferred	$105,261	$53,785	$239,661	$185,432
Costs amortized to expenses:
Recurring costs	(30,583)	(27,615)	(83,265)	(63,550)
Realized investment gains (losses)	1,332	135	508	2,246
Offsets to net unrealized investment gains (losses) included in other comprehensive income	8,778	(22,184)	17,104	(1,057)
Change in deferred policy acquisition costs	84,788	4,121	174,008	123,071
Deferred policy acquisition costs, beginning of period	793,014	648,265	703,794	529,315
Deferred policy acquisition costs, end of period	$877,802	$652,386	$877,802	$652,386

4.   Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	September 30, 2007		December 31, 2006
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$75,507	$75,227	$92,579	$93,425
State and political subdivision	11,948	12,147	15,900	16,281
Foreign government	30,243	27,757	49,884	46,505
Corporate	1,014,339	1,036,297	1,157,781	1,172,275
Mortgage-backed	390,634	400,181	452,641	455,739
Other asset-backed	291,346	303,073	282,204	280,086
Available-for-sale debt securities	$1,814,017	$1,854,682	$2,050,989	$2,064,311

Unrealized Gains and Losses from	September 30, 2007		December 31, 2006
General Account Securities:	Gains	Losses	Gains	Losses
($ in thousands)

U.S. government and agency	$753	$(473)	$295	$(1,141)
State and political subdivision	13	(212)	17	(398)
Foreign government	2,573	(87)	3,590	(211)
Corporate	5,430	(27,388)	6,523	(21,017)
Mortgage-backed	2,094	(11,641)	2,862	(5,960)
Other asset-backed	1,111	(12,838)	3,857	(1,739)
Debt securities gains (losses)	$11,974	$(52,639)	$17,144	$(30,466)
Debt securities net losses		$(40,665)		$(13,322)

Aging of Temporarily Impaired	September 30, 2007
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$—	$—	$32,618	$(473)	$32,618	$(473)
State and political subdivision	—	—	10,431	(212)	10,431	(212)
Foreign government	—	—	4,435	(87)	4,435	(87)
Corporate	191,563	(4,796)	568,876	(22,592)	760,439	(27,388)
Mortgage-backed	119,445	(6,059)	183,601	(5,582)	303,046	(11,641)
Other asset-backed	148,146	(10,299)	70,906	(2,539)	219,052	(12,838)
Total temporarily impaired securities	$459,154	$(21,154)	$870,867	$(31,485)	$1,330,021	$(52,639)

Below investment grade	$44,885	$(2,959)	$70,048	$(6,377)	$114,933	$(9,336)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(456)		$(1,077)		$(1,533)

Number of securities		274		469		743

These securities are considered to be temporarily impaired at September 30, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the amortized cost of the securities totaled $3.9 million at September 30, 2007, of which $2.9 million ($0.4 million after offsets for taxes and deferred policy acquisition cost amortization) has been in an unrealized loss for greater than 12 months.

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

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Debt securities	$26,139	$29,410	$79,538	$98,114
Policy loans	701	508	891	642
Other investments	18	62	136	101
Other income	181	—	398	—
Cash and cash equivalents	1,050	917	3,387	2,010
Total investment income	28,089	30,897	84,350	100,867
Investment expenses	(480)	(493)	(1,655)	(1,497)
Net investment income	$27,609	$30,404	$82,695	$99,370

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Debt security impairments	$(421)	$—	$(921)	$(411)
Debt security transaction gains	256	240	1,244	2,503
Debt security transaction losses	(429)	(447)	(2,317)	(7,008)
Other investments transaction gains (losses)	(1,393)	38	196	601
Net transaction losses	(1,566)	(169)	(877)	(3,904)
Net realized investment losses	$(1,987)	$(169)	$(1,798)	$(4,315)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Debt securities	$(12,648)	$31,576	$(27,343)	$(3,594)
Other investments	160	—	(41)	—
Net unrealized investment gains (losses)	$(12,488)	$31,576	$(27,384)	$(3,594)

Net unrealized investment gains (losses)	$(12,488)	$31,576	$(27,384)	$(3,594)
Applicable deferred policy acquisition costs (benefit)	(8,778)	22,184	(17,104)	1,057
Applicable deferred income tax (expense) benefit	(1,299)	3,511	(3,598)	(1,404)
Offsets to net unrealized investment gains (losses)	(10,077)	25,695	(20,702)	(347)
Net unrealized investment gains (losses) included in other comprehensive income	$(2,411)	$5,881	$(6,682)	$(3,247)

5.   Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in insurance and investment product fees. During the three and nine-month periods ended September 30, 2007 and 2006, there were no gains or losses on transfers of assets from the general account to a separate account.

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

•

Liabilities associated with the guaranteed minimum income benefit, or GMIB, are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

For annuities with GMDB, 500 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Sept 30,	Dec 31,
($ in thousands)	2007	2006

Debt securities	$484,725	$456,148
Equity funds	2,175,148	1,861,762
Other	82,899	68,810
Total	$2,742,772	$2,386,720

Changes in Guaranteed Liability Balances:	Nine Months Ended
($ in thousands)	September 30, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$26,979	$3,568
Incurred	(822)	474
Paid	(1,605)	—
Liability balance as of September 30, 2007	$24,552	$4,042

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2006
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2006	$27,749	$2,474
Incurred	601	1,094
Paid	(1,371)	—
Liability balance as of December 31, 2006	$26,979	$3,568

_______

(1)	The reinsurance recoverable asset related to the GMDB was $15,159 thousand and $17,139 thousand as of September 30, 2007 and December 31, 2006, respectively.

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

As of September 30, 2007 and December 31, 2006, the embedded derivative for GMWB, GMAB and GPAF was immaterial. There were no benefit payments made for the GMWB or GMAB during the nine months ended September 30, 2007 or during 2006. An immaterial amount of GPAF benefits have been paid through September 30, 2007 and during 2006.

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we have entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. The assets on deposit with Phoenix Life were $2,206 thousand and $220 thousand at September 30, 2007 and December 31, 2006, respectively. These amounts are included in our balance sheet in other assets.

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium(1)	$1,399,308	$4,492	59
GMDB step up(2)	1,736,680	25,900	61
GMDB earnings enhancement benefit (EEB)(3)	80,246	—	59
GMDB greater of annual step up and roll up(4)	41,381	3,236	63
Total GMDB at September 30, 2007	$3,257,615	$33,628

GMIB	$702,493		59
GMAB	342,170		55
GMWB	116,995		62
GPAF	31,922		74
Total at September 30, 2007	$1,193,580

(1)	Return of premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).
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
(4)

Greater of Annual Step Up and Annual Roll Up: The death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2007, we held additional universal life benefit reserves of $19,952 thousand.

6.   Income Taxes

For the three and nine months ended September 30, 2007 and 2006, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not subject to tax	(28.7%)	(22.8%)	(11.6%)	(18.2%)
Effective income tax rates applicable to continuing operations	6.3%	12.2%	23.4%	16.8%

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

Based upon a revenue ruling issued by the IRS during the quarter ended September 30, 2007, we determined that it was appropriate to release $1,100 thousand of reserves for uncertain tax positions. See Note 2 to these financial statements for additional information regarding the implementation of FIN 48.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2006 in our 2006 Annual Report on Form 10-K.

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

Critical Accounting Estimates

The analysis of our results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

See our 2006 Annual Report on Form 10-K for a description of our critical accounting estimates.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$4,199	$2,975	$1,224	41%
Insurance and investment product fees	67,510	46,015	21,495	47%
Net investment income	27,609	30,404	(2,795)	(9%)
Net realized investment losses	(1,987)	(169)	(1,818)	(1,076%)
Total revenues	97,331	79,225	18,106	23%
BENEFITS AND EXPENSES:
Policy benefits	39,107	28,548	10,559	37%
Policy acquisition cost amortization	29,251	27,480	1,771	6%
Other operating expenses	20,641	14,781	5,860	40%
Total benefits and expenses	88,999	70,809	18,190	26%
Income before income taxes	8,332	8,416	(84)	(1%)
Applicable income tax expense	(524)	(1,027)	503	49%
Net income	$7,808	$7,389	$419	6%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Premiums increased primarily due to higher renewals on term policies.

Insurance and investment product fees increased primarily due to higher cost of insurance, or COI, revenues driven by the larger in-force block. In addition, asset-based separate account fees increased due to higher account values.

Net realized investment losses increased primarily due to losses on our GMAB liabilities. See Note 5 to our financial statements in this Form 10-Q for more information.

Policy benefits increased due to unfavorable mortality in our universal and term life insurance blocks and to higher interest credited on the growing block of universal life policies. These increases were partially offset by lower interest credited on decreased annuity funds in our general account.

Policy acquisition cost amortization increased due to gross profits on our universal life business primarily driven by the higher COI revenues described above.

Other operating expenses increased primarily as a result of higher non-deferrable expenses allocated to the growing universal line of business.

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$10,260	$8,669	$1,591	18%
Insurance and investment product fees	181,373	129,850	51,523	40%
Net investment income	82,695	99,370	(16,675)	(17%)
Net realized investment losses	(1,798)	(4,315)	2,517	58%
Total revenues	272,530	233,574	38,956	17%
BENEFITS AND EXPENSES:
Policy benefits	107,338	109,036	(1,698)	(2%)
Policy acquisition cost amortization	82,757	61,304	21,453	35%
Other operating expenses	58,150	50,556	7,594	15%
Total benefits and expenses	248,245	220,896	27,349	12%
Income before income taxes	24,285	12,678	11,607	92%
Applicable income tax expense	(5,693)	(2,128)	(3,565)	(168%)
Net income	$18,592	$10,550	$8,042	76%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Premiums increased due to higher renewals on term policies, partially offset by lower new term premiums.

Insurance and investment product fees increased primarily due to higher COI revenues driven by the larger in-force block. In addition, asset-based separate account fees increased due to higher account values.

Net investment income decreased due to lower general account funds related to lower annuity fund balances.

Net realized investment losses decreased due to lower transaction losses on debt securities. The higher losses in 2006 were driven by higher interest rates in 2006 as well as increased sales to fund certain scheduled annuity withdrawals.

Policy acquisition cost amortization increased due to gross profits on our universal life business primarily driven by the higher COI revenues described above.

Other operating expenses increased primarily as a result of higher non-deferrable expenses allocated to the growing universal line of business.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2007, our general account held debt securities with a carrying value of $1,814.0 million, representing 98.8% of total general account investments. Public debt securities represented 80.5% of total debt securities, with the remaining 19.5% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of September 30, 2007
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$75,507	$75,227	$—	$—
State and political subdivision	11,948	12,147	—	—
Foreign government	11,348	11,033	18,895	16,724
Corporate	880,405	894,828	133,934	141,469
Mortgage-backed	390,634	400,181	—	—
Other asset-backed	282,543	293,600	8,803	9,473
Total debt securities	$1,652,385	$1,687,016	$161,632	$167,666

Percentage of total debt securities	91%	91%	9%	9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2007 in our debt securities portfolio are diversified financial services (6.5%), banking (6.3%), insurance (3.0%), broker-dealers (2.8%) and real estate investment trusts (2.6%).

Residential Mortgage-Backed Securities

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

We invest directly in residential mortgage-backed securities through our general account. To the extent these assets deteriorate in credit quality and decline in value, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our residential mortgage-backed securities portfolio is highly rated. As of September 30, 2007, over 91% of the total residential portfolio was rated AAA or AA. We have $96,123 thousand of sub-prime exposure, which represents 5.1% of our general account. Substantially all of our sub-prime exposure is investment grade, and 96.4% is AAA rated, with another 1.8% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the deal’s trustee and analyzed for performance trends. A security specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Our exposure to sub-prime mortgages originated after 2005 is less than 3% of our general account, with 97% of those securities rated AAA.

Residential Mortgage-Backed Securities
(Market Value):	September 30, 2007
($ in thousands)	Market	% General					BB and
	Value	Account	AAA	AA	A	BBB	Below

Agency	$64,552	3.4%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	181,180	9.6%	86.3%	0.7%	2.9%	10.1%	0.0%
Alt-A	58,406	3.1%	87.3%	0.7%	7.1%	4.9%	0.0%
Sub-prime	96,123	5.1%	96.4%	1.8%	0.9%	0.0%	0.9%
Total	$400,261	21.2%	91.0%	0.9%	2.6%	5.3%	0.2%

Residential Mortgage-Backed Securities
(Book Value):	As of September 30, 2007
($ in thousands)	Book	% General					BB and
	Value	Account	AAA	AA	A	BBB	Below

Agency	$65,769	N/A	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	188,352	N/A	85.6%	0.7%	3.7%	10.0%	0.0%
Alt-A	59,684	N/A	86.5%	0.7%	7.3%	5.5%	0.0%
Sub-prime	98,369	N/A	95.6%	1.9%	1.1%	0.0%	1.4%
Total	$412,174	N/A	90.4%	0.9%	3.0%	5.4%	0.3%

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2007
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,330,021	$352,094	$107,060	$870,867
Total amortized cost	1,382,660	369,522	110,786	902,352
Unrealized losses	$(52,639)	$(17,428)	$(3,726)	$(31,485)
Unrealized losses after offsets	$(8,650)	$(2,728)	$(568)	$(5,354)
Unrealized losses over 20% of cost	$(8,804)	$(3,932)	$(1,596)	$(3,276)
Unrealized losses over 20% of cost after offsets	$(1,341)	$(599)	$(243)	$(499)

Investment grade:
Unrealized losses	$(43,303)	$(14,539)	$(3,656)	$(25,108)
Unrealized losses after offsets	$(7,117)	$(2,283)	$(557)	$(4,277)
Unrealized losses over 20% of cost	$(4,950)	$(2,974)	$(1,596)	$(380)
Unrealized losses over 20% of cost after offsets	$(754)	$(453)	$(243)	$(58)

Below investment grade:
Unrealized losses	$(9,336)	$(2,889)	$(70)	$(6,377)
Unrealized losses after offsets	$(1,533)	$(445)	$(11)	$(1,077)
Unrealized losses over 20% of cost	$(3,854)	$(958)	$—	$(2,896)
Unrealized losses over 20% of cost after offsets	$(587)	$(146)	$—	$(441)

Total net unrealized losses on debt securities were $40,665 thousand (unrealized losses of $52,639 thousand less unrealized gains of $11,974 thousand).

For debt securities with gross unrealized losses, 82.3% of the unrealized losses after offsets pertain to investment grade securities and 17.7% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2007.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. This analysis is provided for investment grade and non-investment grade securities and closed block and outside of closed block securities. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that had experienced lesser percentage declines in value on a more selective basis to determine if a security is other-than-temporarily impaired.

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

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength ratings as of September 30, 2007 were as follows:

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

Contractual Obligations and Commercial Commitments

As of September 30, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2007 and December 31, 2006, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Risk Based Capital

At September 30, 2007, our estimated Total Adjusted Capital level was in excess of 400% of Company Action Level.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $215,469 thousand and $234,662 thousand at September 30, 2007 and December 31, 2006, respectively. The decrease resulted from net losses on a statutory basis, partially offset by a capital contribution from PM Holdings.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, with in the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended on September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHL VARIABLE INSURANCE COMPANY

Date:	November 8, 2007	By:	/s/ Michael E. Haylon
Michael E. Haylon, Executive Vice President
and Chief Financial Officer