Form 10-K
period 2007-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2008-03-18
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-20277

PHL VARIABLE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Connecticut	06-1045829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One American Row, Hartford, Connecticut	06102-5056
(Address of principal executive offices)	(Zip Code)
(860) 403-5000
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐    NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☑        Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 1, 2008, there were 500 shares of the registrant’s common stock outstanding.

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

Description of Business

We provide life insurance and annuity products targeted at affluent and high-net-worth individuals through a wide variety of third-party financial professionals and intermediaries. In life insurance, our main focus is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. In annuities, we offer deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options. We believe our competitive advantage in the life insurance and annuity area includes:

•	competitive and innovative products;

•	underwriting and mortality risk management expertise;

•	strong relationships with distributors that have access to our target market; and

•	value-added support provided to distributors by our wholesalers and operating personnel.

Products

Life Products

Our life insurance products include universal life, variable universal life, term life and other insurance products. We offer single life, first-to-die and second-to-die products. Under first-to-die policies, up to five lives may be insured with the policy proceeds paid after the death of the first of the five insured lives. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

Universal Life: Universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances are allocated to our general account for investment. The account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided as long as the policyholder is able to fulfill the premium requirements of the secondary guarantee.

Variable Universal Life: Like universal life products, variable universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Term Life: Term life insurance provides a guaranteed benefit upon the death of the insured within a specified time period, in return for the periodic payment of premiums. Specified coverage periods range from one to 30 years, but not longer than the period over which premiums are paid. Premiums may be level for the coverage period or may vary. Term insurance products are sometimes referred to as pure protection products, in that there are normally no savings or investment elements. Term contracts generally expire without value at the end of the coverage period. Our term insurance policies allow policyholders to convert to permanent coverage within a limited period of time, generally without evidence of insurability.

We offer a return-of-premium rider on many of our term products. In exchange for higher periodic premium payments, this rider provides for the return of cumulative premiums paid, for both the term insurance coverage and rider, at the end of the specified coverage period (e.g., 10, 20 or 30 years). After a specified number of years, the policyholder can terminate coverage prior to the end of the specified coverage period and receive a portion of the cumulative premiums paid.

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

Deposits, net of expenses, may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. In separate investment accounts, the contractholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the contractholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services.

Contractholders also may elect certain enhanced living benefit guarantees, for which they are assessed a specific charge. For example, our Guaranteed Minimum Withdrawal Benefit option guarantees an income stream for the lifetime of the contractholders and their spouses. Our major sources of revenue from annuities are mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account. We also collect fees from the management of the funds.

Other Products and Services

We also focus on other products and services that respond to the affluent and high-net-worth market’s demand for wealth management solutions.

For example, many of our products are designed to be used by corporations to fund special deferred compensation plans and benefit programs for key employees, commonly referred to as executive benefits. In addition, our products can be applied to a number of situations to meet the sophisticated needs of business owners and individuals, including for charitable giving.

In 2007, PNX established a new business unit that will focus on expanding our product offerings. The Alternative Products unit is developing innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers.

Underwriting and Mortality Risk Management

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges. Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. Our parent company, Phoenix Life, has a long tradition of underwriting innovation. In 1955, Phoenix Life was the first insurance company to offer reduced rates to women. Phoenix Life was among the first companies to offer reduced rates to non-smokers across all policy lines, beginning in 1967. In 2006, we became the first insurer to offer premium discounts over time for policyholders who maintain a healthy weight in the years after the initial underwriting decision. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

Our underwriting standards for life insurance are intended to result in mortality experience consistent with the assumptions used in product pricing. The overall profitability of our life insurance business depends, to a large extent, on the degree to which our mortality experience compares to our pricing assumptions. Our underwriting is based on our historical mortality experience, as well as on the experience of the insurance industry and of the general population. We continually compare our underwriting standards to those of the industry to assist in managing our mortality risk and to stay abreast of industry trends.

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

In the executive benefits market, we issue life policies covering multiple lives on a guaranteed-issue basis, within specified limits per life insured, whereby the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased. Guaranteed-issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed-issue underwriting risk.

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

See Note 3 to our financial statements in this Form 10-K for additional information.

The following table lists our five principal life reinsurers.

As of December 31, 2007
Principal Reinsurers:	Reinsurance Recoverable Balances	Face Amount of Life Insurance Ceded	Reinsurer’s A.M. Best Rating
	($ in thousands)	($ in millions)
RGA Reinsurance Company	$ 14,390	$ 16,688	A+
AEGON USA	$ 6,140	$ 11,835	A+
Swiss Re Life & Health America, Inc	$ 2,706	$ 2,957	A+u(1)
Scottish Re US Inc	$ 2,692	$ 6,380	B+(2)
Canada Life Assurance Co	$ 1,461	$ 2,791	A+

(1)	A.M. Best’s rating of Swiss Re Life & Health America, Inc. is currently under review.
(2)	On February 27, 2008, A.M. Best changed its rating of Scottish Re US Inc. from B+ to B.

General Development of Business

PHL Variable Insurance Company, or PHLVIC, was incorporated in Connecticut in 1981. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

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

The following chart illustrates our corporate structure as of December 31, 2007.

Item 1A.	Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity.

We could be adversely affected by unfavorable general economic and business conditions, as well as by specific factors such as the performance of the debt and equity markets and changes in interest rates.

General factors such as the availability of credit, consumer spending, business investment, capital market conditions, and inflation affect the business and economic environment. Ultimately, this may affect our growth and profitability. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for life insurance, annuities and investments could decline.

More specifically, our business is exposed to the performance of the debt and equity markets. For example, adverse capital market conditions have recently affected the value and liquidity of debt securities and other investments. Asset-backed securities supported by residential mortgages, as well as other investments, such as bonds wrapped by financial guarantors or issued by industry sectors, have been disproportionately affected by adverse capital market conditions. While we hold limited assets of this type in our investment portfolio, adverse capital market conditions could materially affect the value of our investments, potentially resulting in higher realized and/or unrealized losses. Also, significant capital market volatility could increase the cost of some of our products resulting in lower profits.

Additionally, we could be affected by changes in interest rates. Our business is sensitive to interest rate changes. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contractholders, which could adversely affect our profitability.

Our profitability may decline if mortality rates, persistency rates or funding levels differ significantly from our pricing expectations.

We set prices for many of our products based upon expected claims, expected persistency of these policies and the expected level and pattern of premium payments into these policies. We use assumptions for mortality rates, or likelihood of death, of our policyholders. Pricing of our products is also based in part upon the expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Another important component is the assumed level and pattern of premium payments made into our life insurance policies.

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance suggest that the reasons for purchasing our products are changing, and we have experienced an increase in sales to older individuals. The effect that these changes may have on our actual experience and profitability is not yet well understood.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. In addition, such deviations could cause us to increase the amortization of our deferred policy acquisition cost balances, which would have an adverse impact on profitability. Although most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts), the permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on inforce policies or contracts may adversely affect our relationships with our distributors and our future sales. Finally, a small portion of our inforce business consists of products that do not permit us to adjust the charges and credited rates of inforce policies or contracts.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2007, 69% of the total face amount of PNX’s written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. PNX’s largest individual distributor of life insurance is a subsidiary of State Farm Mutual Automobile Company, or State Farm. PNX’s largest distributors of annuities are State Farm and National Life Group. In 2007, State Farm accounted for approximately 15% of PNX’s total life insurance premiums. In 2007, State Farm accounted for approximately 62% and National Life Group accounted for approximately 11% of PNX’s annuity deposits. Since PNX’s relationship with State Farm began in mid-2001, it has generated $290 million in cumulative new total life premiums and $1.2 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. We may not be able to establish or maintain satisfactory relationships with distributors if our ratings, products or services are not competitive. Accordingly, our revenues and profitability would suffer.

Downgrades to debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

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

Any rating downgrades may also result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

Our business operations, investment returns, and profitability could be adversely affected by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, mutual fund and shareholder accounting services, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs. In addition, we maintain contractual relationships with certain investment advisory and investment management firms. These firms manage select investments or portions of portfolios under sub-advisory agreements.

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

We face strong competition in our businesses from banks and other insurance companies. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of banks and other insurance companies, many of which have advantages over us in one or more of the above competitive factors. Recent industry consolidation, including acquisitions of insurance and other financial services companies in the U.S. by global companies, has resulted in larger competitors with financial resources, marketing and distribution capabilities and brand identities that are stronger than ours. Larger firms also may be able to offer, due to economies of scale, more competitive pricing than we can. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we do not compete effectively in this environment, our profitability and financial condition would be materially adversely affected.

Changes in tax laws may decrease sales and profitability of products and increase our tax costs.

Under current federal and state income tax law, certain products we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to our products. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with our products. Legislation that increases the taxation on our products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of products used in estate planning.

We also benefit from certain tax benefits. Congress, as well as foreign, state and local governments, also consider from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation is adopted, our consolidated net income could decline.

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

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits; regulating certain premium rates; reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. These regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm to our businesses.

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. For example, in the last few years Phoenix Life has been involved in disputes relating to certain portions of its discontinued group accident and health reinsurance business. In addition, various regulatory bodies regularly make inquiries of PNX and its subsidiaries and, from time to time, conduct examinations or investigations concerning compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. PNX and its subsidiaries have had inquiries relating to market timing and distribution practices in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While no regulatory authority has ever taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could significantly affect our reported financial condition and results of operations.

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

We did not pay any dividends during the three years ended December 31, 2007.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) changes in general market and business conditions, interest rates and the debt and equity markets; (ii) the possibility that mortality rates, persistency rates or funding levels may differ significantly from our pricing expectations; (iii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (iv) our dependence on non-affiliated distributors for our product sales, (v) downgrades in our debt or financial strength ratings; (vi) our dependence on third parties to maintain critical business and administrative functions; (vii) our ability to attract and retain key personnel in a competitive environment; (viii) the strong competition we face in our business from banks and other insurance companies; (ix) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (x) other legislative or regulatory developments; (xi) legal or regulatory actions; (xii) changes in accounting standards; and (xiii) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for each of the two years in the period ended December 31, 2007. This discussion should be read in conjunction with our financial statements in this Form 10-K.

Business Overview and Earnings Drivers

We provide life insurance and annuity products targeted at affluent and high-net-worth individuals and institutions through a wide variety of third-party financial professionals and intermediaries. In life insurance, our main focus is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. In annuities, we offer deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

Our profitability is driven by interaction of the following elements:

•

Mortality margins in our variable universal and universal life product lines. We earn cost of insurance (COI) fees based on the difference between face amounts and the account values (referred to as the net amount at risk or NAR). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

•	Number and face amount of policies sold;

•

Actual death claims net of reinsurance relative to our assumptions, a reflection of our underwriting and actuarial pricing discipline, the cost of reinsurance and the natural volatility inherent in this kind of risk; and

•	The policy funding levels or actual account values relative to our assumptions, a reflection of policyholder behavior and investment returns.

•

Fees on our life and annuity products. Fees consist primarily of asset- and premium-based fees (including mortality and expense charges) which we charge on our variable life and variable annuity products, and depend on the premiums collected and account values of those products. Fees also include surrender charges. Non-asset-based fees are charged to cover premium taxes and non-deferrable or renewal commissions.

•

Net investment income (NII) earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds, as well as NII earned on surplus that we allocate in support of these products.

•	Non-deferred expenses incurred in support of the business.

•

The deferred policy acquisition cost amortization, which is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business.

•	Net realized investment gains or losses on our general account investments.

Under accounting principles generally accepted in the United States of America, or GAAP, premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheet as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

Results of Operations

($ in thousands)	Years Ended December 31,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$18,602	$13,575	$5,027	37%
Insurance and investment product fees	263,696	180,498	83,198	46%
Investment income, net of expenses	109,607	129,325	(19,718)	(15%)
Net realized investment losses	(7,043)	(2,460)	(4,583)	(186%)

Total revenues	384,862	320,938	63,924	20%

BENEFITS AND EXPENSES:
Policy benefits	157,616	151,285	6,331	4%
Policy acquisition cost amortization	124,015	91,168	32,847	36%
Other operating expenses	83,601	65,388	18,213	28%

Total benefits and expenses	365,232	307,841	57,391	19%

Income before income taxes	19,630	13,097	6,533	50%
Applicable income tax expense	(3,643)	(3,016)	(627)	21%

Net income	$15,987	$10,081	$5,906	59%

2007 vs. 2006

Net income improved in 2007 to $15,987 thousand, up from $10,081 thousand in the prior year. This result reflected improvements in mortality margins and fees, partially offset by higher non-deferred expenses, reflecting investments in the growth of new distribution and business initiatives, and by amortization of deferred policy acquisition costs.

Mortality margins in universal life and variable universal life products increased $42.5 million in 2007, reflecting a $65.3 million increase in cost of insurance fees, only partially offset by a $22.8 million increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Fee revenues, net of premium taxes and non-deferrable commissions, increased $17.1 million in 2007. However, non-deferred expenses increased as we invested in new product development and sales growth. In addition, higher mortality margins and increasing inforce blocks created higher amortization expense of $126.2 million in 2007, compared with $92.3 million in 2006.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be adjusted to reflect such change. This process is known as “unlocking”. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2007 and 2006.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and the fees earned on these. EGPs could increase or decrease with these movements in the equity market. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization. Periodically, we also perform analysis with respect to the sensitivity of a change in assumed mortality as it is critical to the development of the EGPs related to our universal life insurance business.

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2007 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $1,794 thousand, after-tax.

If, instead, at December 31, 2007 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $1,783 thousand, after-tax.

These revisions are not currently required or anticipated.

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

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2007
by Pricing Source: ($ in thousands)	Fixed Maturities at Fair Value	% of Total Fair Value

Priced via independent market quotations	$1,102,959	65%
Priced via matrices	283,484	17%
Priced via broker quotations	264,174	15%
Priced via other methods	53,151	3%
Short-term investments(1)	5,818	0%

Total	$1,709,586	100%

(1)	Short-term investments are valued at amortized cost, which approximates fair value.

Investments whose value is considered by us to be other-than-temporarily impaired are written down to fair value as a charge to realized losses included in our earnings. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. The deferred income tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred income tax assets are estimated based on our assessment of the realizability of such amounts.

We have elected to file a consolidated federal income tax return for 2007 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or the IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations affect the amount of any operating loss carryovers that we have now or in the future.

We have determined, based on our earnings and future income, that it is more likely than not that the deferred income tax assets will be realized. In determining the adequacy of future income, we have considered projected future income, reversal of existing temporary differences and available tax planning strategies and actions that could be implemented, if necessary.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

See Note 9 to our financial statements in this Form 10-K for more information.

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

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2007, our general account debt securities, with a carrying value of $1,709.6 million, represented 98.6% of total general account investments. Public debt securities represented 79.7% of total debt securities, with the remaining 20.3% represented by private debt securities.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office, or SVO, securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2007, our total below investment grade securities totaled $144.0 million, or 8.4%, of our total debt security portfolio. Of that amount, $97.3 million, or 5.7%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $46.7 million, or 2.7%, of our total debt security portfolio.

Our general account debt and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to realized investment losses included in our earnings. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

Debt Securities by Type and Credit Quality:	As of December 31, 2007
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$65,774	$64,884	$—	$—
State and political subdivision	11,029	11,134	—	—
Foreign government	11,477	11,003	18,946	16,713
Corporate	857,431	872,664	117,627	126,318
Mortgage-backed	358,479	372,733	—	—
Other asset-backed	261,446	281,404	7,377	7,523

Total debt securities	$1,565,636	$1,613,822	$143,950	$150,554

Percentage of total debt securities	92%	91%	8%	9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2007 in our debt securities portfolio are banking (6.8%), diversified financial services (6.7%), insurance (3.3%), REITs (2.7%) and broker dealers (2.5%).

Total net unrealized losses on debt securities were $54,790 thousand (unrealized losses of $71,029 thousand less unrealized gains of $16,239 thousand).

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

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on	As of December 31, 2007
General Account Securities: ($ in thousands)	Total	0 - 6 Months	6 - 12 Months	Over 12 Months

Debt Securities
Total fair value	$1,128,642	$193,384	$184,274	$750,984
Total amortized cost	1,199,671	210,133	202,606	786,932

Unrealized losses	$(71,029)	$(16,749)	$(18,332)	$(35,948)

Unrealized losses after offsets	$(11,780)	$(2,683)	$(2,912)	$(6,185)

Number of securities	654	137	106	411

Investment grade:
Unrealized losses	$(61,748)	$(15,440)	$(17,844)	$(28,464)

Unrealized losses after offsets	$(10,182)	$(2,467)	$(2,836)	$(4,879)

Below investment grade:
Unrealized losses	$(9,281)	$(1,309)	$(488)	$(7,484)

Unrealized losses after offsets	$(1,598)	$(216)	$(76)	$(1,306)

For debt securities with gross unrealized losses, 86.4% of the unrealized losses after offsets for deferred policy acquisition costs and deferred income taxes pertain to investment grade securities and 13.6% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2007.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on	As of December 31, 2007
General Account Securities: ($ in thousands)	Total	0 - 6 Months	6 - 12 Months	Over 12 Months

Debt Securities
Unrealized losses over 20% of cost	$(17,781)	$(17,781)	$—	$—

Unrealized losses over 20% of cost after offsets	$(2,780)	$(2,780)	$—	$—

Number of securities	31	31	—	—

Investment grade:
Unrealized losses over 20% of cost	$(13,848)	$(13,848)	$—	$—

Unrealized losses over 20% of cost after offsets	$(2,165)	$(2,165)	$—	$—

Below investment grade:
Unrealized losses over 20% of cost	$(3,933)	$(3,933)	$—	$—

Unrealized losses over 20% of cost after offsets	$(615)	$(615)	$—	$—

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of December 31, 2007, over 94% of the total residential portfolio was rated AAA or AA. We have $92,011 thousand of sub-prime exposure, which represents 5.0% of our general account. Substantially all of our sub-prime exposure is investment grade, and 97.6% is AAA rated, with another 1.7% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Our exposure to sub-prime mortgages originated after 2005 is less than 3% of our general account, with 99% of those securities rated AAA.

Residential Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2007
	Book Value	Market Value	% General Account(1)	AAA	AA	A	BBB	BB and Below
Collateral
Agency	$42,631	$42,247	2.3%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	179,353	170,249	9.2%	90.3%	0.6%	0.0%	9.1%	0.0%
Alt-A	62,482	58,684	3.2%	91.4%	0.5%	4.7%	3.4%	0.0%
Sub-prime	97,334	92,011	5.0%	97.6%	1.7%	0.6%	0.0%	0.1%

Total	$381,800	$363,191	19.7%	93.5%	0.8%	0.9%	4.8%	0.0%

(1)	Percentages based on Market Value.

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

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2007		2006
($ in thousands)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$34,807	1%	$28,769	1%
Subject to discretionary withdrawal without adjustment	531,863	12%	595,654	14%
Subject to discretionary withdrawal with market value adjustment	252,525	6%	398,092	9%
Subject to discretionary withdrawal at contract value less surrender charge	355,558	8%	499,303	11%
Subject to discretionary withdrawal at market value	3,279,915	73%	2,865,268	65%

Total annuity contract reserves and deposit fund liability	$4,454,668	100%	$4,387,086	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2007, we had approximately $416,409 thousand in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2007 were $21,605 thousand.

The primary liquidity risks regarding cash inflows from our investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that our current and anticipated sources of liquidity are adequate to meet our present and anticipated needs.

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength and debt ratings as of March 1, 2008 were as follows:

Rating Agency	Financial Strength Ratings of Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)
Fitch	A+ (“Strong”)
Moody’s	A3 (“Good”)
Standard & Poor’s	A- (“Strong”)

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:	As of December 31, 2006
($ in thousands)	Total	2008	2009 – 2010	2011 – 2012	Thereafter

Contractual Obligations
Fixed contractual obligations(1)	$—	$—	$—	$—	$—
Other long-term liabilities(2)	14,159,110	87,338	1,496,523	1,329,308	10,461,941

Total contractual obligations(3)	$14,159,110	$87,338	$1,496,523	$1,329,308	$10,461,941

Commercial Commitments
Commitments related to private placements	$6,885	$6,885	$—	$—	$—

Total commercial commitments	$6,885	$6,885	$—	$—	$—

(1)	We have no fixed contractual obligations as all purchases are made by our parent company and the resulting expenses are allocated to us when incurred.
(2)

Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by us. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements in this Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2007 balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(3)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $525 thousand of unrecognized tax benefits have been excluded from this table. See Note 9 to our financial statements in this Form 10-K for additional information on unrecognized tax benefits.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that these reinsurers are financially sound and, therefore, that we have no material exposure to uncollectible life reinsurance.

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

At December 31, 2007, our Total Adjusted Capital level was in excess of 350% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

See Note 13 to our financial statements in this Form 10-K for more information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Enterprise Risk Management

During 2003, PNX implemented a comprehensive, enterprise-wide risk management program under which PHL Variable’s operations are covered. Early in 2004, PNX appointed a Chief Risk Officer, reporting to the Chief Financial Officer, to oversee all of our risk management activities. PNX has established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer of PNX, to follow our risk management principles and accomplish our objectives. In addition, PNX has established several management committees overseeing and addressing issues pertaining to all our major risks—operational, market and product, as well as capital management.

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

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through both our investment activities and our insurance operations. Our investment objective is to maximize after-tax investment return within defined risk parameters. Our primary sources of market risk are:

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

We also measure, manage and monitor market risk associated with our general account investments, both backing insurance liabilities and supporting surplus. This process involves Corporate Portfolio Management and Goodwin Capital Advisors, or Goodwin, the Hartford-based asset management affiliate of PNX. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt and Equity Securities Held in General Account”, for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes results primarily from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments. Our insurance liabilities largely comprise universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities and mortgage-backed securities, most of which are exposed to changes in medium-term and long-term U.S. Treasury rates.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2007, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

To calculate duration for liabilities, we project liability cash flows under a number of stochastically-generated interest rate scenarios and discount them to a net present value using a risk-free market rate increased for our own credit risk. For interest-sensitive liabilities the projected cash flows reflect the impact of the specific scenarios on policyholder behavior as well as the effect of minimum guarantees. Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2007
Financial Instruments: ($ in thousands)	Carrying Value	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cash and cash equivalents	$108,200	$108,275	$108,200	$108,106
Available-for-sale debt securities	1,709,586	1,790,109	1,709,586	1,629,063

Total	$1,817,786	$1,898,384	$1,817,786	$1,737,169

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

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies.

Certain of our annuity products contain guaranteed minimum death benefits. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Net of reinsurance, the difference between the guaranteed minimum death benefit and the current account value (net amount at risk) for all existing contracts was $42,461 thousand and $46,610 thousand as of December 31, 2007 and 2006, respectively. This is our exposure to loss should all of our contractholders have died on either December 31, 2007 or 2006. See Note 7 to our financial statements in this Form 10-K for more information.

Certain of our life and annuity products contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The guaranteed minimum accumulation benefit guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The guaranteed minimum withdrawal benefit guarantees that a policyholder can withdraw 5% for life regardless of market performance. The guaranteed minimum income benefit guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. We have entered into a contract with Phoenix Life whereby we cede 100% of any claims for the accumulation and withdrawal guarantees. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $11,179 thousand and $6,546 thousand at December 31, 2007 and 2006, respectively. The GAAP reserves totaled $7,079 thousand and $4,833 thousand at December 31, 2007 and 2006, respectively.

See Note 4 to our financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt and equity securities which are not material to our financial statements at December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements required by this item are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that, based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

The following is a description of the fees earned by PricewaterhouseCoopers LLP (PwC) for services rendered to the Company for each of the two years in the period ended December 31, 2007:

($ in thousands)	2007	2006

Audit fees	$623	$666
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$623	$666

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

Audit-related Fees: There were no other audit-related fees incurred for each of the two years in the period ended December 31, 2007.

All Other Fees: The Company did not incur any charges from PricewaterhouseCoopers LLP for other services rendered to the Company for matters such as general consulting for each of the two years in the period ended December 31, 2007.

Audit Committee: A Special Meeting of the Board of Directors of the Company was held on December 23, 2005. The Company recommended and the Board established an Audit Committee. For each of the two fiscal years in the period ended December 31, 2007, neither the Board of Directors nor the Audit Committee had preapproved any audit, audit-related, recurring or non-audit services.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated: March 18, 2008	By:	/s/ Philip K. Polkinghorn
Philip K. Polkinghorn
President
(Principal Executive Officer)

Dated: March 18, 2008	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: March 18, 2008	By:	/s/ David R. Pellerin
David R. Pellerin
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 18, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James D. Wehr	/s/ Christopher M. Wilkos
James D. Wehr, Director	Christopher M. Wilkos, Director

/s/ Philip K. Polkinghorn
Philip K. Polkinghorn, Director

EX HIBIT INDEX

Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation (as amended and restated effective May 31, 1994) (incorporated herein by reference to Exhibit 3.1 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

3.2	Bylaws of PHL Variable Life Insurance Company (as amended and restated effective May 16, 2002) (incorporated herein by reference to Exhibit 3.2 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.1	Services Agreement effective as of January 1, 1995 by and among PHL Variable Insurance Company, Phoenix Life Insurance Company, American Life and Reassurance Company, Phoenix American Life Insurance Company and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10.1 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.2	Investment Management Agreement effective as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.2 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.3	Amendment #1 (effective as of January 1, 1998) to the Investment Management Agreement dated as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.3 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.4	Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.4 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

10.5	Amendment #1 (effective as of January 1, 2006) to the Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.5 to the PHL Variable Insurance Company’s Annual Report on Form 10-K filed March 31, 2006)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Philip K. Polkinghorn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Philip K. Polkinghorn, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

E-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

    PHL Variable Insurance Company:

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income and changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the Company) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 7, 2008

PHL VARIABLE INSURANCE COMPANY

Balance Sheet

($ in thousands, except share data)

December 31, 2007 and 2006

	2007	2006
ASSETS:
Available-for-sale debt securities, at fair value	$1,709,586	$2,050,989
Policy loans, at unpaid principal balances	22,819	15,542
Other investments	1,251	1,612

Total investments	1,733,656	2,068,143
Cash and cash equivalents	108,200	47,127
Accrued investment income	17,518	19,882
Receivables	37,178	54,534
Deferred policy acquisition costs	1,007,811	703,794
Receivable from related parties	527	300
Other assets	20,214	2,356
Separate account assets	3,389,356	2,953,063

Total assets	$6,314,460	$5,849,199

LIABILITIES:
Policyholder deposit funds	$1,134,635	$1,491,367
Policy liabilities and accruals	966,945	706,198
Deferred income taxes	140,115	96,654
Payable to related parties	28,969	25,081
Other liabilities	48,304	26,576
Separate account liabilities	3,389,356	2,953,063

Total liabilities	5,708,324	5,298,939

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	553,218	503,234
Retained earnings	62,202	47,215
Accumulated other comprehensive loss	(11,784)	(2,689)

Total stockholder’s equity	606,136	550,260

Total liabilities and stockholder’s equity	$6,314,460	$5,849,199

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUES:
Premiums	$18,602	$13,575	$9,521
Insurance and investment product fees	263,696	180,498	109,270
Investment income, net of expenses	109,607	129,325	154,374
Net realized investment losses	(7,043)	(2,460)	(10,569)

Total revenues	384,862	320,938	262,596

BENEFITS AND EXPENSES:
Policy benefits	157,616	151,285	130,279
Policy acquisition cost amortization	124,015	91,168	80,402
Other operating expenses	83,601	65,388	50,493

Total benefits and expenses	365,232	307,841	261,174

Income before income taxes	19,630	13,097	1,422
Applicable income tax (expense) benefit	(3,643)	(3,016)	2,801

Net income	$15,987	$10,081	$4,223

FEES PAID TO RELATED PARTIES (NOTE 10)

COMPREHENSIVE INCOME:
Net income	$15,987	$10,081	$4,223

Net unrealized investment losses	(9,095)	(1,277)	(9,986)
Net unrealized derivative instruments losses	—	(807)	(335)

Other comprehensive loss	(9,095)	(2,084)	(10,321)

Comprehensive income (loss)	$6,892	$7,997	$(6,098)

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$49,984	$—	$—

RETAINED EARNINGS:
Adjustment for initial application of FIN 48 (Note 2)	(1,000)	—	—
Net income	15,987	10,081	4,223

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(9,095)	(2,084)	(10,321)

Change in stockholder’s equity	55,876	7,997	(6,098)
Stockholder’s equity, beginning of year	550,260	542,263	548,361

Stockholder’s equity, end of year	$606,136	$550,260	$542,263

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Cash Flows

($ in thousands)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$15,987	$10,081	$4,223
Net realized investment losses	7,043	2,460	10,569
Investment (gains) losses	1,473	4,206	(15,293)
Deferred income taxes	48,358	24,419	15,512
(Increase) decrease in receivables	(4,520)	(6,939)	4,091
Increase in deferred policy acquisition costs	(276,592)	(179,410)	(56,634)
Increase in policy liabilities and accruals	278,134	210,368	155,315
Other assets and other liabilities change	7,868	(1,224)	30,634

Cash from operating activities	77,751	63,961	148,417

INVESTING ACTIVITIES:
Investment purchases	(890,909)	(1,007,973)	(1,148,093)
Investment sales, repayments and maturities	1,207,988	1,728,360	1,357,687

Cash from investing activities	317,079	720,387	209,594

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	266,750	223,309	236,099
Policyholder deposit fund withdrawals	(625,507)	(986,348)	(607,890)
Capital contributions from parent	25,000	—	—

Cash for financing activities	(333,757)	(763,039)	(371,791)

Change in cash and cash equivalents	61,073	21,309	(13,780)
Cash and cash equivalents, beginning of year	47,127	25,818	39,598

Cash and cash equivalents, end of year	$108,200	$47,127	$25,818

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

2.  Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. We have reclassified certain amounts for 2006 and 2005 to conform with the 2007 presentation.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities; and accruals for deferred income taxes and contingent liabilities.

Adoption of new accounting standards

We adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $1,000 thousand, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007. The entire amount of unrecognized tax benefits would, if recognized, impact the annual effective tax rate upon recognition. See Note 9 to these financial statements for more information.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 156. SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and was effective beginning January 1, 2007. We adopted this standard effective January 1, 2007 with no material impact on our financial position and results of operations.

2.  Basis of Presentation and Significant Accounting Policies (continued)

Effective January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. SFAS 155 resolves certain issues surrounding the accounting for beneficial interests in securitized financial assets. Our adoption of SFAS 155 did not have a material effect on our financial statements.

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

In September 2005, the Accounting Standards Executive Committee, or AcSEC, of the AICPA’s issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, or SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007 with no material effect on our financial position and results of operations.

Accounting standards not yet adopted

In December 2007, the FASB issued SFAS No. 141(R), Accounting for Business Combinations, or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the combination and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 requires all entities to report noncontrolling interests in subsidiaries in the same way—as equity in the consolidated financial statements and requires that associated transactions be treated as equity transactions—and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

In June 2007, the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-1. SOP 07-1 broadens the definition of an investment company for application of this guidance. It provides that an entity that meets the definition of an investment company use fair value as a basis of accounting and reporting and that a parent retains the specialized fair value accounting of the entity if certain criteria are met. On February 14, 2008, the FASB deferred the effective date of SOP 07-1 indefinitely.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as of January 1, 2008 with no material effect on our financial statements.

2.  Basis of Presentation and Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted SFAS 157 effective January 1, 2008. We do not expect adoption of this statement to have a material impact on our financial position and results of operations.

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be adjusted to reflect such change. This process is known as “unlocking”. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

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

Certain contracts may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no-lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the excess benefits and recognizing the excess ratably over the accumulation period based on total expected assessments.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Accordingly, income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryovers. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any reduction in allowances in accordance with SFAS 109’s intraperiod allocation rules. We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense.

3.   Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us; consequently, we establish reserves for amounts deemed or estimated to be uncollectible. To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers.

3.  Reinsurance (continued)

Our reinsurance program varies based on the type of risk, for example:

•

On direct policies, the maximum of individual life insurance retained by us on any one life is $10 million on single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•	We cede 80% to 90% of the mortality risk on most new issues of term insurance.

•	In August 2006, we entered into an agreement to cede 50% of the risk on policies issued from July 1, 2002 through December 31, 2005, inclusive, with a net amount at risk of $2 million or greater.

•

On January 1, 1996, we entered into a reinsurance agreement that covers 100% of the excess death benefits and related reserves for most variable annuity policies issued from January 1, 1983 through December 31, 1999, including subsequent deposits. We retain the guaranteed minimum death benefit risks on the remaining variable deferred annuities in force that are not covered by this reinsurance arrangement.

•	We cede to Phoenix Life 100% of the guaranteed minimum accumulation and withdrawal benefits on our variable annuities.

•

Effective January 1, 2008, we entered into an agreement to cede 75% of the risk in excess of $6.0 million on universal life and variable universal life policies issued from January 1, 2006 through December 31, 2007.

Direct Business and Reinsurance:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Direct premiums	$87,132	$71,350	$55,277
Premiums ceded to reinsurers	(68,530)	(57,775)	(45,756)

Premiums	$18,602	$13,575	$9,521

Direct policy benefits incurred	$85,898	$54,055	$15,538
Policy benefits assumed from reinsureds	505	965	381
Policy benefits ceded to reinsurers	(44,707)	(26,398)	(9,572)

Policy benefits	$41,696	$28,622	$6,347

Direct life insurance in-force	$70,502,325	$55,175,351	$41,566,483
Life insurance in-force assumed from reinsureds	121,673	104,826	135,447
Life insurance in-force ceded to reinsurers	(48,687,754)	(40,820,818)	(30,459,568)

Life insurance in-force	$21,936,244	$14,459,359	$11,242,362

Percentage of amount assumed to net insurance in-force	0.55%	0.72%	1.20%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $115,920 thousand, $122,663 thousand and $123,932 thousand, net of reinsurance, for the years ended December 31, 2007, 2006 and 2005, respectively.

Irrevocable letters of credit aggregating $26,986 thousand at December 31, 2007 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

4.  Deferred policy acquisition costs

Activity in Deferred Policy Acquisition Costs:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Direct acquisition costs deferred	$400,607	$270,577	$137,036
Recurring costs amortized to expense	(126,163)	(92,255)	(86,608)
Credit related to investment gains or losses	2,148	1,087	6,206
Offsets to net unrealized investment gains or losses included in other comprehensive income (loss) (Note 12)	27,425	(4,930)	39,223

Change in deferred policy acquisition costs	304,017	174,479	95,857
Deferred policy acquisition costs, beginning of year	703,794	529,315	433,458

Deferred policy acquisition costs, end of year	$1,007,811	$703,794	$529,315

During 2007, we updated our system for calculating the SOP 03-1 reserves for guaranteed minimum death benefits, resulting in a release in the benefit reserve and a corresponding increase in deferred policy acquisition cost amortization for the quarter. The effects of these adjustments resulted in an overall $1,649 thousand pre-tax benefit to net income.

During 2006, we benefited from an unlocking of assumptions primarily related to deferred policy acquisition costs. The unlocking was driven by revised assumptions for expected mortality, lapse experience, investment margins and expenses. The effects of the unlocking resulted in an overall $6.7 million pre-tax charge to net income, as well as increased unearned revenue liabilities by $1.3 million, increased benefit reserves by $4.5 million, increased reinsurance liability by $1.2 million and decreased amortization by $0.4 million.

5.  Policy liabilities and accruals

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 3.00% to 5.25% as of December 31, 2007, less administrative and mortality charges.

Policyholder deposit funds

Policyholder deposit funds primarily consist of annuity deposits received from customers, dividend accumulations and investment earnings on their fund balances, which range from 2.9% to 14.0% as of December 31, 2007, less administrative charges.

6.  Investing Activities

Debt and equity securities

Fair Value and Cost of Debt Securities:	As of December 31,
($ in thousands)	2007		2006
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$65,774	$64,884	$92,579	$93,425
State and political subdivision	11,029	11,134	15,900	16,281
Foreign government	30,423	27,716	49,884	46,505
Corporate	975,058	998,982	1,157,781	1,172,275
Mortgage-backed	358,479	372,733	452,641	455,739
Other asset-backed	268,823	288,927	282,204	280,086

Available-for-sale debt securities	$1,709,586	$1,764,376	$2,050,989	$2,064,311

6. Investing Activities (continued)

Unrealized Gains (Losses) from	As of December 31,
Debt Securities:	2007		2006
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$1,193	$(303)	$295	$(1,141)
State and political subdivision	11	(116)	17	(398)
Foreign government	2,732	(25)	3,590	(211)
Corporate	8,774	(32,698)	6,523	(21,017)
Mortgage-backed	2,654	(16,908)	2,862	(5,960)
Other asset-backed	875	(20,979)	3,857	(1,739)

Debt securities gains and losses	$16,239	$(71,029)	$17,144	$(30,466)

Debt securities net losses		$(54,790)		$(13,322)

Aging of Temporarily Impaired	As of December 31, 2007
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$15,629	$(303)	$15,629	$(303)
State and political subdivision	—	—	10,516	(116)	10,516	(116)
Foreign government	—	—	2,464	(25)	2,464	(25)
Corporate	134,427	(9,598)	478,287	(23,100)	612,714	(32,698)
Mortgage-backed	105,599	(9,822)	162,554	(7,086)	268,153	(16,908)
Other asset-backed	137,632	(15,661)	81,534	(5,318)	219,166	(20,979)

Total temporarily impaired securities	$377,658	$(35,081)	$750,984	$(35,948)	$1,128,642	$(71,029)

Below investment grade	$39,024	$(1,797)	$67,088	$(7,484)	$106,112	$(9,281)

Below investment grade after offsets
for deferred policy acquisition cost adjustment and taxes		$(292)		$(1,306)		$(1,598)

Number of securities		243		411		654

Below investment grade debt securities with a fair value of less than 80% of the security’s amortized costs totaled $(3,933) thousand at December 31, 2007, of which none have been in a significant loss position for greater than 12 months.

All of these securities are considered to be temporarily impaired at December 31, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

6.  Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2006
Debt and Equity Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$5,643	$(19)	$50,878	$(1,122)	$56,521	$(1,141)
State and political subdivision	1,014	(3)	14,367	(395)	15,381	(398)
Foreign government	4,024	(10)	9,323	(201)	13,347	(211)
Corporate	152,344	(1,595)	689,660	(19,422)	842,004	(21,017)
Mortgage-backed	78,465	(693)	257,905	(5,267)	336,370	(5,960)
Other asset-backed	53,844	(171)	102,302	(1,568)	156,146	(1,739)

Total temporarily impaired securities	$295,334	$(2,491)	$1,124,435	$(27,975)	$1,419,769	$(30,466)

Below investment grade	$20,190	$(377)	$90,763	$(3,859)	$110,953	$(4,236)

Below investment grade after offsets
for deferred policy acquisition cost adjustment and taxes		$(45)		$(550)		$(595)

Number of securities		165		565		730

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

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2007 and 2006, we had on deposit securities with a fair value of $7,370 thousand and $8,216 thousand, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net investment income

Sources of Net Investment Income:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt securities	$105,342	$127,977	$155,648
Equity securities	—	—	2
Other investments	162	148	183
Other income	421	—	—
Policy loans	1,472	581	479
Cash and cash equivalents	4,395	3,089	1,061

Total investment income	111,792	131,795	157,373
Investment expenses	(2,185)	(2,470)	(2,999)

Net investment income	$109,607	$129,325	$154,374

6.  Investing Activities (continued)

Net realized investment gains (losses)

Types of Realized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt security impairments	$(3,287)	$(411)	$(2,651)

Debt security transaction gains	1,465	2,955	1,764
Debt security transaction losses	(2,827)	(7,253)	(9,254)
Equity security transaction gains	—	—	26
Equity security transaction losses	—	—	(13)
Other investment transaction gains (losses)	(2,394)	2,249	(441)

Net transaction losses	(3,756)	(2,049)	(7,918)

Net realized investment losses	$(7,043)	$(2,460)	$(10,569)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt securities	$(41,468)	$2,956	$(54,591)
Equity securities	—	—	5
Other investments	50	10	—

Net unrealized investment gains (losses)	$(41,418)	$2,966	$(54,586)

Net unrealized investment gains (losses)	$(41,418)	$2,966	$(54,586)

Applicable deferred policy acquisition costs (Note 4)	(27,425)	4,930	(39,223)
Applicable deferred income tax benefit	(4,898)	(687)	(5,377)

Offsets to net unrealized investment losses	(32,323)	4,243	(44,600)

Net unrealized investment losses included in other comprehensive income	$(9,095)	$(1,277)	$(9,986)

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt security purchases	$(883,282)	$(999,542)	$(1,139,974)
Equity security purchases	—	—	—
Other investment purchases	(350)	(1,060)	(2,434)
Policy loan advances, net	(7,277)	(7,371)	(5,685)

Investment purchases	$(890,909)	$(1,007,973)	$(1,148,093)

Debt securities sales	$816,170	$1,178,127	$873,995
Debt securities maturities and repayments	390,297	549,483	477,568
Equity security sales	—	—	279
Other investment sales	1,521	750	5,845

Investment sales, repayments and maturities	$1,207,988	$1,728,360	$1,357,687

6.  Investing Activities (continued)

The maturities of debt securities, by contractual sinking fund payment and maturity are summarized in the following table. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Maturities of Debt Securities:	As of December 31, 2007
($ in thousands)	Cost	Fair Value

Due in one year or less	$139,910	$139,540
Due after one year through five years	429,405	424,704
Due after five years through ten years	455,099	441,414
Due after ten years	739,962	703,928

Total	$1,764,376	$1,709,586

7.  Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. In 2007 and 2006 there were no gains or losses on transfers of assets from the general account to a separate account.

Many of our variable contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit, or GMDB, are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

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

For annuities with GMDB, 200 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in thousands)	2007	2006

Debt securities	$494,660	$456,148
Equity funds	2,213,164	1,861,762
Other	80,657	68,810

Total	$2,788,481	$2,386,720

7.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances: ($ in thousands)	Year Ended December 31, 2007
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2007	$26,979	$3,568
Incurred	(21,813)	2,137
Paid	(2,057)	—

Liability balance as of December 31, 2007	$3,109	$5,705

Changes in Guaranteed Liability Balances: ($ in thousands)	Year Ended December 31, 2006
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2006	$27,749	$2,474
Incurred	1,721	1,094
Paid	(2,491)	—

Liability balance as of December 31, 2006	$26,979	$3,568

The reinsurance recoverable asset related to the GMDB was $1,335 thousand and $17,139 thousand as of December 31, 2007 and 2006, respectively.

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit, or GMWB, a guaranteed minimum accumulation benefit, or GMAB, and a guaranteed pay-out annuity floor, or GPAF.

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

7.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we have entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of December 31, 2007 and 2006, the embedded derivative for GMWB and GMAB was immaterial. There were no benefit payments made for the GMWB or GMAB during 2007 or 2006. See Note 10 to these financial statements for more information.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable upon annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance.

Additional Insurance Benefits: ($ in thousands)	Account Value	Net Amount At Risk After Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$1,396,515	$5,398	59
GMDB step up	1,761,416	33,481	60
GMDB earnings enhancement benefit (EEB)	78,136	—	60
GMDB greater of annual step up and roll up	42,492	3,582	63

Total GMDB at December 31, 2007	$3,278,559	$42,461

GMIB	$696,006		59
GMAB	381,304		55
GMWB	202,073		61
GPAF	36,684		74

Total at December 31, 2007	$1,316,067

With the return of premium, the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

With the step up, the death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior of the eldest original owner attaining a certain age. On and after the eldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

With EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With greater of annual step up and annual roll up, the death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2007 and 2006, we held additional universal life benefit reserves of $25,930 thousand and $8,841 thousand, respectively.

8.  Fair Value of Financial Instruments and Derivative Instruments

Fair value of financial instruments

Carrying Amounts and Estimated Fair Values	As of December 31,
of Financial Instruments:	2007		2006
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$108,200	$108,200	$47,127	$47,127
Debt securities	1,709,586	1,709,586	2,050,989	2,050,989
Policy loans	22,819	22,819	15,542	15,542

Financial assets	$1,840,605	$1,840,605	$2,113,658	$2,113,658

Investment contracts	$1,134,635	$1,139,325	$1,491,367	$1,486,758

Financial liabilities	$1,134,635	$1,139,325	$1,491,367	$1,486,758

Fair value of investment contracts

We determine the fair value of deferred annuities with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

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

We recognized an after-tax gain of $0.0 million, $1.2 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005 (reported as other comprehensive income in Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which had been designated as cash flow hedges of the forecasted purchase of assets. For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income. Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings. For the years 2007, 2006 and 2005, we reclassified after-tax gains of $0.0 million, $1.2 million and $0.3 million, respectively, into earnings related to these derivatives.

We held no derivative assets at December 31, 2007 and 2006. See Note 7 to these financial statements for more information on our embedded derivatives related to our variable annuity guarantees.

9.  Income Taxes

Allocation of Income Taxes:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Income tax expense (benefit) attributable to:
Current	$(44,715)	$(21,403)	$(18,313)
Deferred	48,358	24,419	15,512

Income taxes applicable to net income (loss)	3,643	3,016	(2,801)
Other comprehensive loss	(4,898)	(1,121)	(5,558)

Income taxes applicable to comprehensive income (loss)	$(1,255)	$1,895	$(8,359)

Income taxes recovered	$(30,557)	$(24,094)	$(14,288)

Effective Income Tax Rate:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Income before income taxes	$19,630	$13,097	$1,422

Income taxes at statutory rate of 35.0%	6,871	4,584	498
Dividend received deduction	(2,778)	(1,572)	(2,924)
Tax interest	1	1	(378)
Other, net	(451)	3	3

Applicable income taxes (benefit)	$3,643	$3,016	$(2,801)

Effective income tax (benefit) rates	18.6%	23.0%	(197.0)%

Deferred Income Tax Balances Attributable to Temporary Differences:		As of December 31,
($ in thousands)		2007	2006

Deferred income tax assets:
Future policyholder benefits		$140,526	$102,603
Unearned premiums / deferred revenues		15,123	10,817
Investments		5,948	—

Gross deferred income tax assets		161,597	113,420

Deferred income tax liabilities:
Deferred policy acquisition costs		296,057	207,513
Investments		—	849
Other		5,655	1,712

Gross deferred income tax liabilities		301,712	210,074

Deferred income tax liability		$140,115	$96,654

We are included in the consolidated federal income tax return filed by PNX and are party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes are allocated as if they had been calculated on a separate company basis, except that benefits for any net operating losses or other tax credits used to offset a tax liability of the consolidated group will be provided to the extent such loss or credit is utilized in the consolidated federal tax return.

We are included in the consolidated federal income tax return filed by PNX. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service, or IRS, to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

We have determined, based on our earnings and projected future taxable income, that it is more likely than not that deferred income tax assets at December 31, 2007 and 2006 will be realized.

As of December 31, 2007, we had current taxes receivable of $10,184 thousand.

9.  Income Taxes (continued)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $1,000 thousand, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had approximately $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007. The entire amount of unrecognized tax benefits would, if recognized, impact the annual effective rate upon recognition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:
($ in thousands)

Balance at January 1, 2007	$1,840
Reductions for tax positions of prior years	(975)
Settlements with taxing authorities	(340)

Balance at December 31, 2007	$525

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring in the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a significant impact on the financial position of the company.

Our federal income tax returns are routinely audited by the IRS. We are no longer subject to income tax examinations by federal authorities for tax years prior to 2004. Our U.S. federal income tax returns for 2004 and 2005 are currently being examined. We do not believe that the examination will result in a material change in our financial position. We are not currently under audit with any state taxing authorities.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the twelve month periods ending December 31, 2006 and 2007 were not material. We did not have an accrual for the payment of interest and penalties as of December 31, 2007.

10.  Related Party Transactions

Capital Contributions

During the year ended December 31, 2007, we received $49,984 thousand in capital contributions from Phoenix Life, of which $25,000 thousand was in cash and $24,984 was in securities.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process. The expenses allocated to us were $270,394 thousand, $203,521 thousand and $108,701 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts payable to Phoenix Life were $11,767 thousand and $18,650 thousand as of December 31, 2007 and 2006, respectively.

10.  Related Party Transactions (continued)

During 2006, we entered into a contract with Phoenix Life whereby we cede to Phoenix Life the liabilities related to certain guarantees on our annuity products. Because this contract does not transfer sufficient risk to qualify for reinsurance accounting, we account for ceded liabilities as a deposit asset. The asset on deposit with Phoenix Life was $3,051 thousand and $220 thousand at December 31, 2007 and 2006, respectively. This amount is included in our balance sheet in other general account assets. Amounts due to Phoenix Life under this contract were $336 thousand and $215 thousand at December 31, 2007 and 2006, respectively.

Phoenix Investment Partners Ltd., or PXP, an indirect wholly-owned subsidiary of PNX, through its affiliated registered investment advisors, provides investment advisory services to us for a fee. Investment advisory fees incurred by us for management of general account assets under this arrangement were $2,172 thousand, $2,439 thousand and $2,993 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts payable to the affiliated investment advisors were $15 thousand and $106 thousand, as of December 31, 2007 and 2006, respectively. Through July 2007 PXP provided investment advisory services to the variable product separate accounts. They received variable product separate account fees on our behalf, retained a portion of those fees, for services provided, and forward the remainder to us. Amounts receivable from PXP for those fees were $0 thousand and $245 thousand as of December 31, 2007 and 2006, respectively. The variable product separate account fees retained by PXP were $271 thousand, $684 thousand and $697 thousand for 2007, 2006 and 2005, respectively.

Effective August 2007, Phoenix Variable Advisors, Inc, or PVA, an indirect wholly-owned subsidiary of Phoenix Life became the investment advisor for the variable product separate accounts. They receive variable product separate account fees on our behalf and forward them to us, net of sub-advisory fees they paid. Amounts receivable from PVA for those fees were $276 thousand as of December 31, 2007.

Phoenix Equity Planning Corporation, or PEPCO, a wholly-owned subsidiary of Phoenix Investment Partners Ltd., is the principal underwriter of our annuity contracts. Until May 31, 2004, contracts could be purchased through registered representatives of our former affiliate, W.S. Griffith Securities, Inc., or Griffith. Other outside broker-dealers are licensed to sell our annuity contracts as well. We incurred commissions for contracts underwritten by PEPCO of $48,331 thousand, $38,062 thousand and $35,422 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts payable to PEPCO were $2,269 thousand and $278 thousand as of December 31, 2007 and 2006, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $159,847 thousand, $105,993 thousand and $54,927 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Amounts payable to Phoenix Life were $13,684 thousand and $4,187 thousand as of December 31, 2007 and 2006, respectively.

Premium processing services

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, at December 31, 2007 and 2006, we had amounts due to Phoenix Life of $416 thousand and $1,914 thousand, respectively. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity, a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, at December 31, 2007 and 2006, we had amounts due to Phoenix Life and Annuity of $482 thousand and $16 thousand, respectively. We do not charge any fees for this service.

In certain instances Phoenix Life and Phoenix Life and Annuity may receive premiums on behalf of PHLVIC. Amounts due from Phoenix Life were $237 thousand and $71 thousand as of December 31, 2007 and 2006, respectively. Amounts due from Phoenix Life and Annuity were $15 thousand and $0 thousand as of December 31, 2007 and 2006, respectively.

11.  Employee Benefit Plans and Employment Agreements

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

12.  Other Comprehensive Income

Sources of Other Comprehensive Income:	Year Ended December 31,
	2007		2006		2005
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(36,769)	$(6,995)	$7,264	$1,516	$(64,713)	$(16,569)
Net realized investment gains (losses) on available-for-sale securities included in net income	(4,649)	(2,100)	(4,298)	(2,793)	10,127	6,583

Net unrealized investment gains (losses)	(41,418)	(9,095)	2,966	(1,277)	(54,586)	(9,986)
Net unrealized losses on derivative instruments	—	—	(1,241)	(807)	(516)	(335)

Other comprehensive income (loss)	(41,418)	$(9,095)	1,725	$(2,084)	(55,102)	$(10,321)

Applicable deferred policy acquisition cost amortization	(27,425)		4,930		(39,223)
Applicable deferred income tax benefit	(4,898)		(1,121)		(5,558)

Offsets to other comprehensive income	(32,323)		3,809		(44,781)

Other comprehensive loss	$(9,095)		$(2,084)		$(10,321)

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2007		2006
($ in thousands)	Gross	Net	Gross	Net

Unrealized losses on investments	$(56,002)	$(11,784)	$(14,584)	$(2,689)
Unrealized gains on derivative instruments	—	—	—	—

Accumulated other comprehensive loss	(56,002)	$(11,784)	(14,584)	$(2,689)

Applicable deferred policy acquisition costs	(37,873)		(10,448)
Applicable deferred income taxes	(6,345)		(1,447)

Offsets to other comprehensive income	(44,218)		(11,895)

Accumulated other comprehensive loss	$(11,784)		$(2,689)

13.  Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department, or the Department, has adopted the National Association of Insurance Commissioners’, or the NAIC’s, Accounting Practices and Procedures manual effective January 1, 2001, or NAIC SAP, as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2007, 2006 and 2005, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, Income Taxes, which limits deferred income tax assets based on admissibility tests.

Connecticut Insurance Law requires that Connecticut life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Our risk-based capital was in excess of 350% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2007 and 2006.

Statutory Financial Data:	As of or For the Year Ended December 31,
($ in thousands)	2007	2006	2005

Statutory capital and surplus	$167,436	$220,342	$264,825
Asset valuation reserve	14,774	14,320	5,575

Statutory capital, surplus and asset valuation reserve	$182,210	$234,662	$270,400

Statutory gain (loss) from operations	$(98,589)	$(33,094)	$12,251

Statutory net income (loss)	$(102,297)	$(33,994)	$12,749

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2008 without prior approval.

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

14.  Contingent Liabilities (continued)

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

In 2005, the Boston District Office of the SEC completed a compliance examination of certain of PNX’s affiliates that are registered under the Investment Company Act of 1940 or the Investment Advisers Act of 1940. Following the examination, the staff of the Boston District Office issued a deficiency letter primarily focused on perceived weaknesses in procedures for monitoring trading to prevent market timing activity. The staff requested PNX to conduct an analysis as to whether shareholders, policyholders and contract holders who invested in the funds that may have been affected by undetected market timing activity had suffered harm and to advise the staff whether PNX believes reimbursement is necessary or appropriate under the circumstances. A third party was retained to assist PNX in preparing the analysis. Based on this analysis, PNX advised the SEC that it does not believe that reimbursement is appropriate.

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