Form 10-Q
period 2008-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2008-05-14
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☑

Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of April 30, 2008, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Balance Sheet

($ in thousands, except share data)

March 31, 2008 (unaudited) and December 31, 2007

	Mar 31,	Dec 31,
	2008	2007
ASSETS:
Available-for-sale debt securities, at fair value	$1,584,526	$1,709,586
Policy loans, at unpaid principal balances	23,980	22,819
Other investments	1,214	1,251
Total investments	1,609,720	1,733,656
Cash and cash equivalents	116,307	108,200
Accrued investment income	17,809	17,518
Receivables	48,720	37,178
Deferred policy acquisition costs	1,140,249	1,007,811
Receivable from related parties	347	527
Other assets	11,174	20,214
Separate account assets	3,189,249	3,389,356
Total assets	$6,133,575	$6,314,460

LIABILITIES:
Policyholder deposit funds	$1,045,188	$1,134,635
Policy liabilities and accruals	1,063,317	966,945
Deferred income taxes	129,751	140,115
Payable to related parties	22,097	28,969
Other liabilities	54,623	48,304
Separate account liabilities	3,189,249	3,389,356
Total liabilities	5,504,225	5,708,324

CONTINGENT LIABILITIES (Note 8)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	595,218	553,218
Retained earnings	49,055	62,202
Accumulated other comprehensive loss	(17,423)	(11,784)
Total stockholder’s equity	629,350	606,136
Total liabilities and stockholder’s equity	$6,133,575	$6,314,460

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Income and Comprehensive Income

and Changes in Stockholder’s Equity

($ in thousands, except share data)

Three Months Ended March 31, 2008 and 2007

	2008	2007
REVENUES:
Premiums	$(643)	$3,179
Insurance and investment product fees	82,727	54,301
Investment income, net of expenses	24,321	27,894
Net realized investment losses	(20,029)	(170)
Total revenues	86,376	85,204

BENEFITS AND EXPENSES:
Policy benefits	65,232	35,676
Policy acquisition cost amortization	15,516	25,263
Other operating expenses	28,100	17,086
Total benefits and expenses	108,848	78,025
Income (loss) before income taxes	(22,472)	7,179
Applicable income tax (expense) benefit	9,325	(2,340)
Net income (loss)	$(13,147)	$4,839

COMPREHENSIVE INCOME:
Net income (loss)	$(13,147)	$4,839
Net unrealized investment gains (losses)	(5,639)	935
Other comprehensive income (loss)	(5,639)	935
Comprehensive income (loss)	$(18,786)	$5,774

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$42,000	$--

RETAINED EARNINGS:
Net income (loss)	(13,147)	4,839
Adjustment for initial application of FIN 48 (Note 2)	--	(1,000)
OTHER COMPREHENSIVE INCOME:
Other comprehensive income (loss)	(5,639)	935
Change in stockholder’s equity	23,214	4,774
Stockholder’s equity, beginning of period	606,136	550,260
Stockholder’s equity, end of period	$629,350	$555,034

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Condensed Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(13,147)	$4,839
Net realized investment losses	20,029	170
Investment income (loss)	(701)	594
Deferred income taxes	(7,328)	9,662
Increase in receivables	(10,607)	(166)
Increase in deferred policy acquisition costs	(111,297)	(36,155)
Increase in policy liabilities and accruals	98,163	35,991
Other assets and other liabilities net change	8,327	(21,551)
Cash for operating activities	(16,561)	(6,616)

INVESTING ACTIVITIES:
Investment purchases	(156,476)	(238,779)
Investment sales, repayments and maturities	249,549	376,547
Cash from investing activities	93,073	137,768

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	82,265	65,580
Policyholder deposit fund withdrawals	(183,455)	(168,722)
Capital contributions from parent	32,785	--
Cash for financing activities	(68,405)	(103,142)
Change in cash and cash equivalents	8,107	28,010
Cash and cash equivalents, beginning of period	108,200	47,127
Cash and cash equivalents, end of period	$116,307	$75,137

During the three months ended March 31, 2008, we received $42,000 thousand in capital contributions, of which $32,785 thousand was in cash and $9,215 was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended March 31, 2008 and 2007

1.

Organization and Description of Business

PHL Variable Insurance Company is a life insurance company offering variable and fixed annuity and non-participating life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities; and accruals for deferred income taxes and contingent liabilities. Our significant accounting policies are presented in the notes to our financial statements in our 2007 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2008 are not necessarily indicative of the results that may be expected for the year 2008. These unaudited financial statements should be read in conjunction with our financial statements in our 2007 Annual Report on Form 10-K.

Adoption of new accounting standards

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as of January 1, 2008 with no effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted SFAS 157 effective January 1, 2008 with no material impact on our financial position and results of operations. See Note 6 to these financial statements for more information.

We adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $1,000 thousand, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007. The entire amount of unrecognized tax benefits would, if recognized, impact the annual effective tax rate upon recognition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 provides guidance on recognition and disclosure of servicing assets and liabilities and was effective beginning January 1, 2007. We adopted this standard effective January 1, 2007 with no material impact on our financial position and results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the AICPA’s issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted this standard effective January  1, 2007 with no material effect on our financial position and results of operations.

Accounting standards not yet adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends and expands the requirement for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for us on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Accounting for Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the combination and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries in the same way—as equity in the consolidated financial statements and requires that associated transactions be treated as equity transactions—and is effective beginning for fiscal years beginning after December 15, 2008. We will adopt this standard effective January 1, 2009 and do not expect it to have a material impact on our financial position and results of operations.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Policy acquisition costs deferred	$126,813	$61,418
Costs amortized to expenses:
Recurring costs	(18,290)	(24,699)
Realized investment (gains) losses	2,774	(564)
Offsets to net unrealized investment gains or losses included in other comprehensive income	21,141	(4,350)
Change in deferred policy acquisition costs	132,438	31,805
Deferred policy acquisition costs, beginning of period	1,007,811	703,794
Deferred policy acquisition costs, end of period	$1,140,249	$735,599

For the three months ended March 31, 2008, policy acquisition cost amortization includes an accounting adjustment which was largely offset by an accounting adjustment to premium revenues, both of which relate to the implementation of a new reserving system for term products.

4.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	March 31, 2008		December 31, 2007
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$51,447	$49,811	$65,774	$64,884
State and political subdivision	10,175	10,230	11,029	11,134
Foreign government	28,656	25,698	30,423	27,716
Corporate	931,315	961,361	975,058	998,982
Mortgage-backed	322,102	347,535	358,479	372,733
Other asset-backed	240,831	274,662	268,823	288,927
Available-for-sale debt securities	$1,584,526	$1,669,297	$1,709,586	$1,764,376

Unrealized Gains and Losses from Debt Securities:	March 31, 2008		December 31, 2007
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$1,890	$(254)	$1,193	$(303)
State and political subdivision	11	(66)	11	(116)
Foreign government	2,959	(1)	2,732	(25)
Corporate	12,001	(42,047)	8,774	(32,698)
Mortgage-backed	1,356	(26,789)	2,654	(16,908)
Other asset-backed	1,054	(34,885)	875	(20,979)
Debt securities gains (losses)	$19,271	$(104,042)	$16,239	$(71,029)
Debt securities net losses		$(84,771)		$(54,790)

4.

Investing Activities (continued)

Aging of Temporarily Impaired	March 31, 2008
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$--	$--	$3,688	$(254)	$3,688	$(254)
State and political subdivision	1,361	(6)	8,302	(60)	9,663	(66)
Foreign government	--	--	498	(1)	498	(1)
Corporate	143,526	(14,360)	292,731	(27,687)	436,257	(42,047)
Mortgage-backed	114,151	(12,205)	125,831	(14,584)	239,982	(26,789)
Other asset-backed	134,286	(25,383)	70,483	(9,502)	204,769	(34,885)
Total temporarily impaired securities	$393,324	$(51,954)	$501,533	$(52,088)	$894,857	$(104,042)

Below investment grade	$38,699	$(5,014)	$58,294	$(10,228)	$96,993	$(15,242)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(789)		$(1,697)		$(2,486)

Number of securities		264		286		550

Below investment grade debt securities with a fair value of less than 80% of the security’s amortized costs totaled $(1,198) thousand at March 31, 2008. However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

All of these securities are considered to be temporarily impaired at March 31, 2008 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

In determining that the securities are not other-than-temporarily impaired, we considered and evaluated the factors cited below. In making these evaluations, we must exercise considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review securities to determine if a security is other-than-temporarily impaired.

4.

Investing Activities (continued)

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•	defaulted on payment obligations;
•	declared that it will default at a future point outside the current reporting period;
•	announced that a restructuring will occur outside the current reporting period;
•	severe liquidity problems that cannot be resolved;
•	filed for bankruptcy;
•	a financial condition which suggests that future payments are highly unlikely;
•	deteriorating financial condition and quality of assets;
•	sustained significant losses during the current year;
•	announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
•	been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

Aging of Temporarily Impaired	As of December 31, 2007
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$--	$--	$15,629	$(303)	$15,629	$(303)
State and political subdivision	--	--	10,516	(116)	10,516	(116)
Foreign government	--	--	2,464	(25)	2,464	(25)
Corporate	134,427	(9,598)	478,287	(23,100)	612,714	(32,698)
Mortgage-backed	105,599	(9,822)	162,554	(7,086)	268,153	(16,908)
Other asset-backed	137,632	(15,661)	81,534	(5,318)	219,166	(20,979)
Total temporarily impaired securities	$377,658	$(35,081)	$750,984	$(35,948)	$1,128,642	$(71,029)

Below investment grade	$39,024	$(1,797)	$67,088	$(7,484)	$106,112	$(9,281)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(292)		$(1,306)		$(1,598)
Number of securities		243		411		654

Below investment grade debt securities with a fair value of less than 80% of the security’s amortized costs totaled $(3,933) thousand at December 31, 2007. However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

All of these securities are considered to be temporarily impaired at December 31, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

4.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Debt securities	$23,589	$27,011
Policy loans	335	254
Other investments	25	11
Other income	90	214
Cash and cash equivalents	799	921
Total investment income	24,838	28,411
Investment expenses	(517)	(517)
Net investment income	$24,321	$27,894

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Debt security impairments	$(6,948)	$(500)
Debt security transaction gains	366	869
Debt security transaction losses	(1,759)	(1,431)
Change in fair value of embedded derivative liabilities	(11,710)	777
Other investments transaction gains (losses)	22	115
Net transaction gains (losses)	(13,081)	330
Net realized investment losses	$(20,029)	$(170)

Debt security impairments during the first quarter of 2008 included $6,096 thousand related to residential mortgage-backed securities. Based on a projected cash flow analysis that incorporates delinquency levels, foreclosures and expected losses on foreclosures, and indicates that we will not receive our contractual principal from certain investments, we recorded impairment losses on those investments.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Debt securities	$(29,981)	$5,788
Other investments	165	--
Net unrealized investment gains (losses)	$(29,816)	$5,788

Net unrealized investment gains (losses)	$(29,816)	$5,788
Applicable deferred policy acquisition costs	21,141	(4,350)
Applicable deferred income tax (expense) benefit	3,036	(503)
Offsets to net unrealized investment gains (losses)	24,177	(4,853)
Net unrealized investment gains (losses) included in other comprehensive income	$(5,639)	$935

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three-month periods ended March 31, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

Many of our variable contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit (“GMIB”) are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”) and a guaranteed pay-out annuity floor (“GPAF”).

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

In order to minimize the volatility associated with the GMWB, GMAB and GPAF liabilities, we have entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of March 31, 2008 and December 31, 2007, the embedded derivative liability for GMWB, GMAB and GPAF was $11,683 thousand and $363 thousand, respectively. Benefit payments for the GMWB, GMAB and GPAF during the three-month periods ended March 31, 2008 and 2007 were immaterial.

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,314,996	$17,837	59
GMDB step up	1,692,008	102,200	60
GMDB earnings enhancement benefit (EEB)	70,707	105	60
GMDB greater of annual step up and roll up	38,209	6,071	63
Total GMDB at March 31, 2008	$3,115,920	$126,213

GMIB	$640,559		59
GMAB	389,430		55
GMWB	264,837		61
GPAF	25,311		74
Total at March 31, 2008	$1,320,137

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2008 and December 31, 2007, we held additional universal life benefit reserves of $31,555 thousand and $25,930 thousand, respectively.

6.

Fair Value

SFAS No. 157 (“SFAS 157”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 securities include highly liquid government bonds, mortgage products, exchange-traded equities and exchange-traded corporate debt.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include certain high-yield debt securities.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Securities classified within Level 3 include broker quoted investments, certain residual interests in securitizations and other less liquid securities. Most valuations that are based on brokers’ prices are classified as Level 3 due to a lack of transparency in the process they use to develop prices.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of March 31, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$8,234	$1,322,879	$253,413	$1,584,526
Available-for-sale equity securities	13	--	--	13
Separate account assets	2,764,719	424,530	--	3,189,249
Total assets	$2,772,966	$1,747,409	$253,413	$4,773,788
Liabilities
Embedded derivative liabilities	$--	$--	$11,683	$11,683
Total liabilities	$--	$--	$11,683	$11,683

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. Of the $253,413 thousand of Level 3 assets, 85% were obtained from independent third-party broker quotes.

Separate Accounts

Separate account assets are primarily invested in mutual funds but also have investments in fixed maturity and equity securities. The separate account investments are valued in the same manner, and using the same pricing sources and inputs, as the fixed maturity, equity security and short-term investments of the Company. Mutual funds are included in Level 1. Most debt securities and short-term investments are included in Level 2.

6.

Fair Value (continued)

Valuation of Embedded Derivatives

Embedded derivatives are guarantees that we make on certain variable annuity contracts, including GMAB and GMWB. These embedded derivatives are fair valued using a risk neutral stochastic valuation methodology. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our own assumptions about what market participants would use in pricing the contracts. These inputs are therefore considered “unobservable” and fall into Level 3 of the fair value hierarchy. These inputs include mortality rates, lapse rates and policyholder behavior assumptions. Because there are significant Level 3 inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3.

Level 3 Financial Assets and Liabilities

The following table sets forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For example, a hypothetical derivative contract with Level 1, Level 2 and significant Level 3 inputs would be classified as a Level 3 financial instrument in its entirety. Subsequently, even if only Level 1 and Level 2 inputs are adjusted, the resulting gain or loss is classified as Level 3. Further, Level 3 instruments are frequently hedged with instruments that are classified as Level 1 or Level 2 and, accordingly, gains or losses reported as Level 3 in the table below may be offset by gains or losses attributable to instruments classified in Level 1 or 2 of the fair value hierarchy.

Level 3 Financial Assets and Liabilities:	Three Months Ended
($ in thousands, except per share data)	March 31, 2008
	Assets	Liabilities

Balance at January 1, 2008	$267,185	$(363)
Purchases/(sales), net	(3,042)	--
Net transfers in and out of Level 3	6,842	--
Realized gains (losses)	(5,430)	(11,320)
Unrealized gains (losses) included in other comprehensive income (loss)	(11,510)	--
Amortization/accretion	(632)	--
Balance at March 31, 2008	$253,413	$(11,683)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(6,948)	$(11,320)

7.

Income Taxes

For the three months ended March 31, 2008 and 2007, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2008	2007

Income taxes at statutory rate	$(35.0%)	$35.0%
Investment income not subject to tax	(6.5%)	(2.4%)
Effective income tax rates applicable to continuing operations	$(41.5%)	$32.6%

7.

Income Taxes (continued)

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of March 31, 2008, we had current taxes receivable of $1,347 thousand.

See Note 2 to these financial statements for information regarding the implementation of FIN 48.

8.

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

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws and securities laws. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

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

8.

Contingent Liabilities (continued)

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2007 in our 2007 Annual Report on Form 10-K.

Overview

For an overview of our current business and an explanation of the key drivers of our revenues, expenses and overall profitability, please see the “Business Overview and Earnings Drivers” discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2007 Annual Report on Form 10-K.

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

See our 2007 Annual Report on Form 10-K for a description of our critical accounting estimates.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	March 31,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$(643)	$3,179	$(3,822)	(120%)
Insurance and investment product fees	82,727	54,301	28,426	52%
Net investment income	24,321	27,894	(3,573)	(13%)
Net realized investment losses	(20,029)	(170)	(19,859)	11,682%
Total revenues	86,376	85,204	1,172	1%

BENEFITS AND EXPENSES:
Policy benefits	65,232	35,676	29,556	83%
Policy acquisition cost amortization	15,516	25,263	(9,747)	(39%)
Other operating expenses	28,100	17,086	11,014	64%
Total benefits and expenses	108,848	78,025	30,823	40%
Income before income taxes	(22,472)	7,179	(29,651)	(413%)
Applicable income tax (expense) benefit	9,325	(2,340)	11,665	499%
Net income	$(13,147)	$4,839	$(17,986)	(372%)

Three months ended March 31, 2008 vs. March 31, 2007

The first quarter of 2008 results were a net loss of $13.1 million compared with net income of $4.8 million during the prior year period. This result reflected significant realized investment losses, decreases in mortality margins, and net investment income, lower net fees, and higher non-deferred expenses. This was partially offset by lower amortization of deferred policy acquisition costs.

Net realized losses increased approximately $20.0 million in 2008 primarily due to $6.1 million of impairments in residential mortgage-backed securities, and the increase in fair value of embedded derivative liabilities associated with guarantees on our annuity products. While the guarantees are reinsured, we do not receive reimbursement from the reinsurer until a claim is actually made on the guarantees. Mortality margins in universal life and variable universal life products decreased $2.3 million in 2008, reflecting a $25.3 million increase in benefits, only partially offset by a $23.0 million increase in cost of insurance fees. Several large claims during the quarter, while reinsured, resulted in a significant increase in GAAP reinsurance liabilities. While premium-based and asset-based fees in our life and annuity products increased $4.9 million in 2008 compared to the prior year quarter, this was more than offset by a $6.9 million increase in the associated non-deferrable commissions and premium taxes. Also, a lower yield curve, combined with lower fund balances as discontinued annuity products run off, contributed to a $3.6 million decrease in net investment income for the 2008 quarter. While gross fee revenues increased $3.7 million in the first quarter, the amount net of premium taxes and non-deferrable commissions decreased $2.6 million in comparison to the prior year. In addition, non-deferred expenses, including non-deferrable commissions, increased as we invested in new product development and sales growth. However, lower mortality and interest margins resulted in a $6.5 million decrease in amortization expense from the comparable 2007 period.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment-grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2008, our general account held debt securities with a carrying value of $1,584.5 million, representing 98.4% of total general account investments. Public debt securities represented 78.6% of total debt securities, with the remaining 21.4% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of March 31, 2008
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$51,447	$49,811	$--	$--
State and political subdivision	10,175	10,230	--	--
Foreign government	11,648	10,997	17,008	14,701
Corporate	825,974	842,300	105,341	119,061
Mortgage-backed	322,102	347,535	--	--
Other asset-backed	228,319	260,982	12,512	13,680
Total debt securities	$1,449,665	$1,521,855	$134,861	$147,442

Percentage of total debt securities	91.5%	91.2%	8.5%	8.8%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2008 in our debt securities portfolio are banking (6.9%), diversified financial services (6.7%), insurance (3.2%), real estate investment trusts (2.9%) and broker dealers (2.2%).

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2008
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$894,857	$163,967	$229,357	$501,533
Total amortized cost	998,899	174,182	271,096	553,621
Unrealized losses	$(104,042)	$(10,215)	$(41,739)	$(52,088)
Unrealized losses after offsets	$(16,914)	$(1,571)	$(6,607)	$(8,736)
Number of securities	550	102	162	286

Investment grade:
Unrealized losses	$(88,800)	$(9,601)	$(37,339)	$(41,860)
Unrealized losses after offsets	$(14,428)	$(1,477)	$(5,912)	$(7,039)

Below investment grade:
Unrealized losses	$(15,242)	$(614)	$(4,400)	$(10,228)
Unrealized losses after offsets	$(2,486)	$(94)	$(695)	$(1,697)

Total net unrealized losses on debt securities were $84,771 thousand (unrealized losses of $104,042 thousand less unrealized gains of $19,271 thousand).

For debt securities with gross unrealized losses, 85.3% of the unrealized losses after offsets pertain to investment grade securities and 14.7% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of March 31, 2008
on General Account Securities:		0 - 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(45,677)	$(38,527)	$(7,150)	$--
Unrealized losses over 20% of cost after offsets	$(7,009)	$(5,912)	$(1,097)	$--
Number of securities	81	73	8	--

Investment grade:
Unrealized losses over 20% of cost	$(37,869)	$(35,196)	$(2,673)	$--
Unrealized losses over 20% of cost after offsets	$(5,811)	$(5,401)	$(410)	$--

Below investment grade:
Unrealized losses over 20% of cost	$(7,808)	$(3,331)	$(4,477)	$--
Unrealized losses over 20% of cost after offsets	$(1,198)	$(511)	$(687)	$--

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

Residential Mortgage-Backed Securities

The weakness in the U.S. real estate markets, increases in interest rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates for residential mortgage-backed securities, especially those originated in 2006 and 2007 and those designated as sub-prime. In addition, there have been increased concerns in the financial markets about residential mortgage-backed securities designated as Alt-A.

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of March 31, 2008, over 92% of the total residential portfolio was rated AAA or AA. We have $83,953 thousand of sub-prime exposure, which represents 4.9% of our general account. Substantially all of our sub-prime exposure is investment grade, and 88.5% is AAA rated, with another 1.6% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Our exposure to sub-prime mortgages originated after 2005 is less than 3% of our general account, with 83% of those securities rated AAA.

Residential Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2008
	Book	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$50,825	$51,337	3.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	151,490	140,294	8.1%	91.8%	0.5%	0.0%	7.7%	0.0%
Alt-A	62,291	52,840	3.1%	81.8%	9.2%	2.9%	6.1%	0.0%
Sub-prime	93,861	83,953	4.9%	88.5%	1.6%	9.9%	0.0%	0.0%
Total	$358,467	$328,424	19.1%	90.6%	2.1%	3.0%	4.3%	0.0%

_______

(1)	Percentages based on Market Value.

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

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength ratings as of March 31, 2008 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)
Fitch	A+ (“Strong”)
Moody’s	A3 (“Good”)
Standard & Poor’s	A- (“Strong”)

On May 9, 2008, Fitch affirmed our financial strength rating of A+. On May 8, 2008, Standard & Poor’s affirmed our financial strength rating of A-.

These ratings are not a recommendation to buy or hold any of our securities.

See our 2007 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of March 31, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Risk Based Capital

At March 31, 2008, our estimated Total Adjusted Capital level was in excess of 300% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $164.4 million at March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” in our 2007 Annual Report on Form 10-K and Note 8 to our financial statements in this Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

There are no material changes to our Risk Factors as described in our 2007 Annual Report on Form 10-K.

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

PHL VARIABLE INSURANCE COMPANY

Date:	May 14, 2008	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President
and Chief Financial Officer