Form 10-Q
period 2008-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2008-08-14
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 8, 2008, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHL Variable Insurance Company
Unaudited Interim Condensed Balance Sheet
($ in thousands, except share data)
June 30, 2008 (unaudited) and December 31, 2007

	June 30,	Dec 31,
	2008	2007

ASSETS:
Available-for-sale debt securities, at fair value	$1,528,914	$1,709,586
Policy loans, at unpaid principal balances	24,857	22,819
Other investments	1,169	1,251
Fair value option investments	5,020	--
Total investments	1,559,960	1,733,656
Cash and cash equivalents	149,118	108,200
Accrued investment income	15,103	17,518
Receivables	44,976	37,178
Deferred policy acquisition costs	1,211,573	1,009,612
Receivable from related parties	18,875	527
Other assets	37,799	20,214
Separate account assets	3,237,390	3,389,356
Total assets	$6,274,794	$6,316,261

LIABILITIES:
Policyholder deposit funds	$983,252	$1,134,635
Policy liabilities and accruals	1,140,455	981,509
Deferred income taxes	142,515	135,648
Payable to related parties	1,285	28,969
Other liabilities	110,030	48,303
Separate account liabilities	3,237,390	3,389,356
Total liabilities	5,614,927	5,718,420

CONTINGENT LIABILITIES (Note 8)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	626,218	553,218
Retained earnings	51,191	53,906
Accumulated other comprehensive loss	(20,042)	(11,783)
Total stockholder’s equity	659,867	597,841
Total liabilities and stockholder’s equity	$6,274,794	$6,316,261

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company
Unaudited Interim Condensed Statement of Income and Comprehensive Income
and Changes in Stockholder’s Equity
($ in thousands)
Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Premiums	$5,314	$2,882	$4,671	$6,061
Insurance and investment product fees	87,717	59,410	171,582	113,529
Net investment income	22,990	27,192	47,311	55,086
Net realized investment gains (losses)	1,689	359	(18,340)	189
Total revenues	117,710	89,843	205,224	174,865

BENEFITS AND EXPENSES:
Policy benefits	43,573	36,481	94,588	76,461
Policy acquisition cost amortization	38,755	26,923	63,292	50,526
Other operating expenses	25,707	20,424	53,807	37,510
Total benefits and expenses	108,035	83,828	211,687	164,497
Income before income taxes	9,675	6,015	(6,463)	10,368
Income tax (expense) benefit	(3,360)	(1,863)	3,748	(3,214)
Net income (loss)	$6,315	$4,152	$(2,715)	$7,154

COMPREHENSIVE INCOME:
Net income (loss)	$6,315	$4,152	$(2,715)	$7,154
Net unrealized investment losses	(2,620)	(5,206)	(8,259)	(4,271)
Other comprehensive loss	(2,620)	(5,206)	(8,259)	(4,271)
Comprehensive income (loss)	$3,695	$(1,054)	$(10,974)	$2,883

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$31,000	$25,000	$73,000	$25,000

RETAINED EARNINGS:
Cumulative effect of retrospective application of change in accounting (Note 2)	(4,178)	(5,451)	(8,296)	(3,613)
Net income (loss)	6,315	4,152	(2,715)	7,154
Adjustment for initial application of FIN 48 (Note 2)	--	--	--	(1,000)

OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(2,620)	(5,206)	(8,259)	(4,271)
Change in stockholder’s equity	30,517	18,495	53,730	23,270
Stockholder’s equity, beginning of period, as previously reported	629,350	555,053	606,137	550,278
Stockholder’s equity, end of period	$659,867	$573,548	$659,867	$573,548

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company
Unaudited Interim Condensed Statement of Cash Flows
($ in thousands)
Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(2,715)	$7,154
Net realized investment (gains) losses	18,340	(189)
Investment income	2,365	3,417
Deferred income taxes	11,314	13,213
Increase in receivables	(8,780)	(4,581)
Increase in deferred policy acquisition costs	(154,825)	(83,875)
Increase in policy liabilities and accruals	160,957	77,231
Other assets and other liabilities net change	(69,457)	(5,122)
Cash from (for) operating activities	(42,801)	7,248

INVESTING ACTIVITIES:
Investment purchases	(380,465)	(502,550)
Investment sales, repayments and maturities	556,935	715,629
Cash from investing activities	176,470	213,079

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	168,853	133,597
Policyholder deposit fund withdrawals	(325,389)	(361,596)
Capital contributions from parent	63,785	25,000
Cash for financing activities	(92,751)	(202,999)
Change in cash and cash equivalents	40,918	17,328
Cash and cash equivalents, beginning of period	108,200	47,127
Cash and cash equivalents, end of period	$149,118	$64,455

During the six months ended June 30, 2008, we received $73,000 thousand in capital contributions, of which $63,785 thousand was in cash and $9,215 was in securities.

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company
Notes to Unaudited Interim Condensed Financial Statements
Three and Six Months Ended June 30, 2008 and 2007

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and six-month periods in 2008 are not necessarily indicative of the results that may be expected for the year 2008. These unaudited financial statements should be read in conjunction with our financial statements in our 2007 Annual Report on Form 10-K.

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS 113”). In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

2.	Basis of Presentation and Significant Accounting Policies (continued)

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management's intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Comparative amounts from prior periods have been adjusted to apply the new method retrospectively in these financial statements. The following financial statement line items were affected by the change in accounting principle. Certain balances shown “as originally reported” have been reclassified to conform to the current period presentation.

Income Statement

($ in thousands)	Three Months Ended June 30, 2008
	As calculated under the new method	As calculated under the former method	Effect of Change

Insurance and investment product fees	$87,717	$87,841	$(124)
Policy benefits	43,573	34,876	8,697
Policy acquisition cost amortization	38,755	41,176	(2,421)
Income tax (expense) benefit	(3,360)	(5,600)	2,240
Net income (loss)	6,315	10,475	(4,160)

($ in thousands)	Three Months Ended June 30, 2007
	As adjusted	As originally reported	Effect of Change

Insurance and investment product fees	$59,410	$59,563	$(153)
Policy benefits	36,481	32,555	3,926
Policy acquisition cost amortization	26,923	28,243	(1,320)
Income tax (expense) benefit	(1,863)	(2,829)	966
Net income (loss)	4,152	5,945	(1,793)

($ in thousands)	Six Months Ended June 30, 2008
	As calculated under the new method	As calculated under the former method	Effect of Change

Insurance and investment product fees	$171,582	$170,568	$1,014
Policy benefits	94,588	100,108	(5,520)
Policy acquisition cost amortization	63,292	56,692	6,600
Income tax (expense) benefit	3,748	3,725	23
Net income (loss)	(2,715)	(2,672)	(43)

($ in thousands)	Six Months Ended June 30, 2007
	As adjusted	As originally reported	Effect of Change

Insurance and investment product fees	$113,529	$113,863	$(334)
Policy benefits	76,461	68,231	8,230
Policy acquisition cost amortization	50,526	53,505	(2,979)
Income tax (expense) benefit	(3,214)	(5,169)	1,955
Net income (loss)	7,154	10,784	(3,630)

2.	Basis of Presentation and Significant Accounting Policies (continued)

Balance Sheet

($ in thousands)	June 30, 2008
	As calculated under the new method	As calculated under the former method	Effect of Change

Deferred policy acquisition costs	$1,211,573	$1,216,373	$(4,800)
Policy liabilities and accruals	1,140,455	1,132,426	8,029
Deferred income tax liability	142,515	147,006	(4,491)
Retained earnings	51,191	59,529	(8,338)

($ in thousands)	December 31, 2007
	As adjusted	As originally reported	Effect of Change

Deferred policy acquisition costs	$1,009,612	$1,007,811	$1,801
Policy liabilities and accruals	981,509	966,945	14,564
Deferred income tax liability	135,648	140,115	(4,467)
Retained earnings	53,906	62,202	(8,296)

As of January 1, 2007, the cumulative effect of the new method on our stockholders’ equity was a decrease of $3,613 thousand which was recorded to retained earnings.

Following is a description of our accounting for deferred policy acquisition costs, which has been updated from our 2007 Annual Report on Form 10-K to reflect a change in our method of accounting for the effects of reinsurance.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

2.	Basis of Presentation and Significant Accounting Policies (continued)

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

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

Adoption of new accounting standards

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as of January 1, 2008 with no effect on our financial statements.

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

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

Accounting standards not yet adopted

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60 (“SFAS 163”). Financial guarantee insurance and reinsurance contracts are contracts issued by insurance enterprises that provide protection to the holder of a financial obligation from a financial loss in the event of a default. The new accounting standard applies to recognition and measurement of premium revenue and claim liabilities on such contracts and to related disclosures. SFAS 163 will be effective for us on January 1, 2009. We do not have financial guarantee insurance products and, accordingly, do not expect our adoption of SFAS 163 to have an effect on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of GAAP-basis financial statements. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on our financial position and results of operations.

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

3.	Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Policy acquisition costs deferred	$91,304	$72,982	$218,117	$134,400
Costs amortized to expenses:
Recurring costs	(40,943)	(26,664)	(68,254)	(49,703)
Realized investment (gains) losses	2,188	(259)	4,962	(823)
Offsets to net unrealized investment gains or losses included in other comprehensive income	25,995	12,676	47,136	8,327
Change in deferred policy acquisition costs	78,544	58,735	201,961	92,201
Deferred policy acquisition costs, beginning of period	1,133,029	735,086	1,009,612	701,620
Deferred policy acquisition costs, end of period	$1,211,573	$793,821	$1,211,573	$793,821

4.	Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	June 30, 2008		December 31, 2007
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$47,198	$46,879	$65,774	$64,884
State and political subdivision	12,477	12,746	11,029	11,134
Foreign government	25,551	23,500	30,423	27,716
Corporate	833,714	883,680	975,058	998,982
Mortgage-backed	388,605	413,522	358,479	372,733
Other asset-backed	221,369	265,565	268,823	288,927
Available-for-sale debt securities	$1,528,914	$1,645,892	$1,709,586	$1,764,376

Unrealized Gains and Losses from Debt Securities:	June 30, 2008		December 31, 2007
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$936	$(617)	$1,193	$(303)
State and political subdivision	10	(279)	11	(116)
Foreign government	2,052	(1)	2,732	(25)
Corporate	3,230	(53,196)	8,774	(32,698)
Mortgage-backed	740	(25,657)	2,654	(16,908)
Other asset-backed	806	(45,002)	875	(20,979)
Debt securities gains (losses)	$7,774	$(124,752)	$16,239	$(71,029)
Debt securities net losses		$(116,978)		$(54,790)

4.	Investing Activities (continued)

Aging of Temporarily Impaired	June 30, 2008
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$4,126	$(12)	$3,337	$(605)	$7,463	$(617)
State and political subdivision	2,781	(112)	2,483	(167)	5,264	(279)
Foreign government	--	--	499	(1)	499	(1)
Corporate	312,796	(14,013)	308,324	(39,183)	621,120	(53,196)
Mortgage-backed	101,153	(6,913)	163,118	(18,744)	264,271	(25,657)
Other asset-backed	102,474	(22,393)	87,600	(22,609)	190,074	(45,002)
Total temporarily impaired securities	$523,330	$(43,443)	$565,361	$(81,309)	$1,088,691	$(124,752)

Below investment grade	$51,816	$(4,295)	$56,520	$(12,647)	$108,336	$(16,942)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(690)		$(2,122)		$(2,812)

Number of securities		351		338		689

Below investment grade debt securities with a fair value of less than 80% of the security’s amortized costs totaled $(8,418) thousand at June 30, 2008. However, none of this unrealized loss remained more than 20% below amortized cost for greater than 12 months.

All of these securities are considered to be temporarily impaired at June 30, 2008 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

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

In determining whether collateralized securities are impaired, we obtain underlying mortgage data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

If we determine that the security is impaired, we write it down to its then current fair value and record a realized loss in that period.

Aging of Temporarily Impaired	As of December 31, 2007
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$--	$--	$15,629	$(303)	$15,629	$(303)
State and political subdivision	--	--	10,516	(116)	10,516	(116)
Foreign government	--	--	2,464	(25)	2,464	(25)
Corporate	134,427	(9,598)	478,287	(23,100)	612,714	(32,698)
Mortgage-backed	105,599	(9,822)	162,554	(7,086)	268,153	(16,908)
Other asset-backed	137,632	(15,661)	81,534	(5,318)	219,166	(20,979)
Total temporarily impaired securities	$377,658	$(35,081)	$750,984	$(35,948)	$1,128,642	$(71,029)

Below investment grade	$39,024	$(1,797)	$67,088	$(7,484)	$106,112	$(9,281)
Below investment grade after offsets for deferred acquisition cost adjustment and taxes		$(292)		$(1,306)		$(1,598)

Number of securities		243		411		654

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

4.	Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Debt securities	$22,546	$26,389	$46,135	$53,398
Policy loans	362	(65)	697	190
Other investments	51	108	76	118
Other income	21	3	112	218
Cash and cash equivalents	489	1,415	1,287	2,337
Total investment income	23,469	27,850	48,307	56,261
Investment expenses	(479)	(658)	(996)	(1,175)
Net investment income	$22,990	$27,192	$47,311	$55,086

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Debt security impairments	$(5,388)	$--	$(12,336)	$(500)
Debt security transaction gains	836	119	1,202	988
Debt security transaction losses	(365)	(457)	(2,124)	(1,888)
Other investments transaction gains (losses)	(177)	(7)	(53)	108
Net transaction gains (losses)	294	(345)	(975)	(792)
Change in fair value of embedded derivative liabilities	6,783	704	(5,029)	1,481
Net realized investment gains (losses)	$1,689	$359	$(18,340)	$189

Debt security impairments during the second quarter of 2008 included $5,388 thousand related to residential mortgage-backed securities. Based on a projected cash flow analysis that incorporates delinquency levels, foreclosures and expected losses on foreclosures, and indicates that we will not receive our contractual principal from certain investments, we recorded impairment losses on those investments.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Debt securities	$(32,207)	$(20,421)	$(62,188)	$(14,695)
Other	2,181	(263)	2,346	(201)
Net unrealized investment losses	$(30,026)	$(20,684)	$(59,842)	$(14,896)

Net unrealized investment losses	$(30,026)	$(20,684)	$(59,842)	$(14,896)
Applicable deferred policy acquisition cost benefit	(25,995)	(12,676)	(47,136)	(8,327)
Applicable deferred income tax expense	(1,411)	(2,802)	(4,447)	(2,298)
Offsets to net unrealized investment losses	(27,406)	(15,478)	(51,583)	(10,625)
Net unrealized investment losses included in other comprehensive income	$(2,620)	$(5,206)	$(8,259)	$(4,271)

5.	Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three and six-month periods ended June 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

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

5.	Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

As of June 30, 2008 and December 31, 2007, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007 using equity options, equity futures and swaps. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in thousands)	2008	2007

GMWB	$(74)	$(1,512)
GMAB	5,273	1,814
GPAF	1,505	1,373

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,320,033	$20,396	59
GMDB step up	1,726,279	109,054	60
GMDB earnings enhancement benefit (EEB)	68,533	126	60
GMDB greater of annual step up and roll up	36,327	6,159	63
Total GMDB at June 30, 2008	$3,151,172	$135,735

GMIB	$628,980		60
GMAB	420,152		55
GMWB	351,537		61
GPAF	23,372		75
Total at June 30, 2008	$1,424,041

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

5.	Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2008 and December 31, 2007, we held additional universal life benefit reserves of $37,159 thousand and $25,930 thousand, respectively.

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

The following table presents the financial instruments carried at fair value as of June 30, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of June 30, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$9,990	$1,282,567	$236,357	$1,528,914
Separate account assets	3,141,890	93,581	1,919	3,237,390
Fair value option investments	--	5,020	--	5,020
Total assets	$3,151,880	$1,381,168	$238,276	$4,771,324
Liabilities
Embedded derivative liabilities	$--	$--	$6,704	$6,704
Total liabilities	$--	$--	$6,704	$6,704

6.	Fair Value (continued)

Fair value option investments include a structured loan asset valued at $5,020 thousand as of June 30, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2008		June 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$253,413	$(13,487)	$267,185	$(1,675)
Purchases/(sales), net	(6,717)	--	(9,758)	--
Net transfers in and out of Level 3	(20,931)	--	(14,090)	--
Realized gains (losses)	(2,797)	6,783	(8,227)	(5,029)
Unrealized gains (losses) included in other comprehensive income (loss)	15,230	--	3,720	--
Amortization/accretion	78	--	(554)	--
Balance, end of period	$238,276	$(6,704)	$238,276	$(6,704)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(5,029)	$6,783	$(11,612)	$(5,029)

7.	Income Taxes

For the three and six months ended June 30, 2008 and 2007, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not subject to tax	(0.3%)	(4.0%)	23.0%	(4.0%)
Effective income tax rates applicable to continuing operations	34.7%	31.0%	58.0%	31.0%

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of June 30, 2008, we had current taxes receivable of $4,005 thousand.

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

8.	Contingent Liabilities (continued)

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE
RESULTS OF OPERATIONS

This section reviews our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2007 in our 2007 Annual Report on Form 10-K.

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

As further described below, during 2008 we changed our method of accounting for reinsurance and for calculating deferred policy acquisition cost amortization. See our 2007 Annual Report on Form 10-K for a discussion of additional critical accounting estimates.

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts accounted for in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS 113”). In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management's intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Following is a description of our accounting for deferred policy acquisition costs, which has been updated from our 2007 Annual Report on Form 10-K to reflect a change in our method of accounting for the effects of reinsurance.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

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

These revisions are not currently required or anticipated.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$5,314	$2,882	$2,432	84%
Insurance and investment product fees	87,717	59,410	28,307	48%
Net investment income	22,990	27,192	(4,202)	(15%)
Net realized investment gains	1,689	359	1,330	370%
Total revenues	117,710	89,843	27,867	31%

BENEFITS AND EXPENSES:
Policy benefits	43,573	36,481	7,092	19%
Policy acquisition cost amortization	38,755	26,923	11,832	44%
Other operating expenses	25,707	20,424	5,283	26%
Total benefits and expenses	108,035	83,828	24,207	29%
Income before income taxes	9,675	6,015	3,660	61%
Applicable income tax expense	(3,360)	(1,863)	(1,497)	80%
Net income	$6,315	$4,152	$2,163	52%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net income increased 52% in the 2008 quarter. This result reflects higher mortality margins and realized investment gains, partially offset by higher policy acquisition cost amortization and lower interest margin.

Mortality margins in universal life and variable universal life increased in 2008, driven by increases in cost of insurance fee revenues that were only partially offset by higher net benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Policy acquisition cost amortization increased $11,832 thousand in the current year. This increase was caused by growth in the universal life business, the impact of market declines on annuity and variable universal life, and higher surrenders. In addition, lower investment income, only partially offset by a decrease in interest credited, drove a reduction in interest margin for the period.

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$4,671	$6,061	$(1,390)	(23%)
Insurance and investment product fees	171,582	113,529	58,053	51%
Net investment income	47,311	55,086	(7,775)	(14%)
Net realized investment gains (losses)	(18,340)	189	(18,529)	(9,803%)
Total revenues	205,224	174,865	30,359	17%

BENEFITS AND EXPENSES:
Policy benefits	94,588	76,461	18,127	24%
Policy acquisition cost amortization	63,292	50,526	12,766	25%
Other operating expenses	53,807	37,510	16,297	43%
Total benefits and expenses	211,687	164,497	47,190	29%
Income before income taxes	(6,463)	10,368	(16,831)	(162%)
Applicable income tax (expense) benefit	3,748	(3,214)	6,962	217%
Net income (loss)	$(2,715)	$7,154	$(9,869)	(138%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net results for the year-to-date period declined to a net loss of $2,715 thousand. This result was driven by net realized losses, higher policy acquisition cost amortization and higher operating expenses, only partially offset by improved mortality margins.

Net realized investment losses for the six months ended June 30, 2008 include a $5,029 thousand increase in the embedded derivative liabilities for our variable products guarantees, as well as $12,336 thousand of impairments, including $5,388 thousand related to residual mortgage-backed securities. In addition policy acquisition cost amortization increased $12,766 thousand in the current year, driven by growth in the universal life business, the impact of market declines on annuity and variable universal life and higher surrenders. Operating expenses also increased during 2008 as we continue to invest in the growth of the business.

Partially offsetting these reductions was an increase in mortality margins, reflecting the growth of the business.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2008, our general account held debt securities with a carrying value of $1,528.9 million, representing 98.0% of total general account investments. Public debt securities represented 80.1% of total debt securities, with the remaining 19.9% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of June 30, 2008
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$47,198	$46,879	$--	$--
State and political subdivision	12,477	12,746	--	--
Foreign government	13,534	12,653	12,017	10,847
Corporate	722,334	758,708	111,380	124,972
Mortgage-backed	387,780	411,562	825	1,960
Other asset-backed	207,668	249,854	13,701	15,711
Total debt securities	$1,390,991	$1,492,402	$137,923	$153,490

Percentage of total debt securities	91%	91%	9%	9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2008 in our debt securities portfolio are diversified banking (6.7%), financial services (5.9%), real estate investment trusts (3.0%), insurance (2.7%) and electric utilities (2.4%).

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2008
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,088,691	$367,928	$155,402	$565,361
Total amortized cost	1,213,443	383,599	183,174	646,670
Unrealized losses	$(124,752)	$(15,671)	$(27,772)	$(81,309)
Unrealized losses after offsets	$(21,054)	$(2,703)	$(4,471)	$(13,880)
Number of securities	689	235	116	338

Investment grade:
Unrealized losses	$(107,810)	$(14,328)	$(24,820)	$(68,662)
Unrealized losses after offsets	$(18,242)	$(2,491)	$(3,993)	$(11,758)

Below investment grade:
Unrealized losses	$(16,942)	$(1,343)	$(2,952)	$(12,647)
Unrealized losses after offsets	$(2,812)	$(212)	$(478)	$(2,122)

Total net unrealized losses on debt securities were $116,978 thousand (unrealized losses of $124,752 thousand less unrealized gains of $7,774 thousand).

For debt securities with gross unrealized losses, 86.6% of the unrealized losses after offsets pertain to investment grade securities and 13.4% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of June 30, 2008
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(56,273)	$(43,352)	$(12,921)	$--
Unrealized losses over 20% of cost after offsets	$(9,316)	$(7,281)	$(2,035)	$--
Number of securities	99	83	16	--

Investment grade:
Unrealized losses over 20% of cost	$(47,855)	$(40,659)	$(7,196)	$--
Unrealized losses over 20% of cost after offsets	$(7,990)	$(6,857)	$(1,133)	$--

Below investment grade:
Unrealized losses over 20% of cost	$(8,418)	$(2,693)	$(5,725)	$--
Unrealized losses over 20% of cost after offsets	$(1,326)	$(424)	$(902)	$--

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•	defaulted on payment obligations;
•	declared that it will default at a future point outside the current reporting period;
•	announced that a restructuring will occur outside the current reporting period;
•	severe liquidity problems that cannot be resolved;
•	filed for bankruptcy;
•	a financial condition which suggests that future payments are highly unlikely;
•	deteriorating financial condition and quality of assets;
•	sustained significant losses during the current year;
•	announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
•	been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

In determining whether collateralized securities are impaired, we obtain underlying mortgage data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

If we determine that the security is impaired, we write it down to its then current fair value and record a realized loss in that period.

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

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, increases in mortgage rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates and losses for the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market, including sub-prime, Alt-A, and now even prime, have increased beyond historical averages.

We invest directly in residential mortgage-backed securities through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our residential mortgage-backed securities portfolio is highly rated. As of June 30, 2008, 94% of the total residential portfolio was rated AAA or AA. We have $76.3 million of sub-prime exposure, $47.2 million of Alt-A exposure, and $134.9 million of prime exposure, which combined amount to 15% of our general account. Substantially all of our sub-prime, Alt-A, and prime exposure is investment grade, with 89% being AAA rated, and another 2% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through June 30, 2008, we have taken impairments of $11.1 million on our RMBS portfolio. This represents 2.9% of our total residential mortgage-backed securities portfolio and 0.6% of the general account. The losses consist of $8.0 million from prime, $2.7 million from Alt-A and $.4 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2008
	Book	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$119,539	$119,128	7.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	145,811	134,869	7.9%	93.6%	0.2%	0.0%	5.9%	0.3%
Alt-A	54,195	47,216	2.8%	79.7%	0.5%	13.1%	6.7%	0.0%
Sub-prime	89,524	76,343	4.5%	88.3%	5.0%	2.4%	4.3%	0.0%
Total	$409,069	$377,556	22.2%	92.8%	1.2%	2.1%	3.8%	0.1%
_______
(1)	Percentages based on Market Value.

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

Historically, we have used cash flow from operations, investment activities and capital contributions from our shareholder to fund liquidity requirements. Our principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. Principal cash inflows from investment activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Ratings changes may result in increased or decreased interest costs in connection with future borrowings. Such an increase or decrease would affect our earnings and could affect our ability to finance our future growth. Downgrades may also trigger defaults or repurchase obligations. The financial strength ratings as of June 30, 2008 were as follows:

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

Contractual Obligations and Commercial Commitments

As of June 30, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Risk Based Capital

At June 30, 2008, our estimated Total Adjusted Capital level was in excess of 350% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $194.2 million at June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a)
We are herein providing updated financial information of the Company for the three years ended December 31, 2007. Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts and for the impact of reinsurance costs on deferred acquisition costs. Accordingly, portions of the following items from our 2007 Annual Report on Form 10-K (“Annual Report”) have been updated to reflect the accounting change.

•	Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8 Financial Statements and Supplementary Data
This report updates our Annual Report only to the extent this information is impacted by the accounting change. The updated Annual Report information begins on page A-1 and is incorporated herein by reference.

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

18	Preferability Letter from PricewaterhouseCoopers LLP

31.1	Certification of Philip K. Polkinghorn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Philip K. Polkinghorn, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_________________

*	Filed herewith

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

PHL Variable Insurance Company

Date: August 14, 2008	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President
and Chief Financial Officer

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Results of Operations

	Years Ended		Increase (decrease) and
($ in thousands)	December 31,		percentage change
	2007	2006	2007 vs. 2006
REVENUES:
Premiums	$18,602	$13,575	$5,027	37%
Insurance and investment product fees	263,298	180,779	82,519	46%
Investment income, net of expenses	109,607	129,325	(19,718)	(15%)
Net realized investment losses	(7,043)	(2,460)	(4,583)	(186%)
Total revenues	384,464	321,219	63,245	20%

BENEFITS AND EXPENSES:
Policy benefits	168,395	154,951	13,444	9%
Policy acquisition cost amortization	120,041	93,342	26,699	29%
Other operating expenses	83,601	65,388	18,213	28%
Total benefits and expenses	372,037	313,681	58,356	19%
Income before income taxes	12,427	7,538	4,889	65%
Applicable income tax expense	(1,122)	(1,070)	(52)	5%
Net income	$11,305	$6,468	$4,837	75%

2007 vs. 2006

Net income improved in 2007 to $11,305 thousand, up from $6,468 thousand in the prior year. This result reflected improvements in mortality margins and fees, partially offset by higher non-deferred expenses, reflecting investments in the growth of new distribution and business initiatives, and by amortization of deferred policy acquisition costs.

Mortality margins in universal life and variable universal life products increased $35.3 million in 2007, reflecting a $65.2 million increase in cost of insurance fees, only partially offset by a $29.9 million increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Fee revenues, net of premium taxes and non-deferrable commissions, increased $16.3 million in 2007. However, non-deferred expenses increased as we invested in new product development and sales growth. In addition, higher mortality margins and increasing inforce blocks created higher amortization expense of $122.2 million in 2007, compared with $94.4 million in 2006.

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

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost certain of our of long duration reinsurance contracts accounted for in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts , or SFAS 113. In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management's intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Comparative amounts from prior periods have been adjusted to apply the new method retrospectively in our financial statements in this Form 10-K.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

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

Debt Securities by Type and Credit Quality:	As of December 31, 2007
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

United States government and agency	$65,774	$64,884	$--	$--
State and political subdivision	11,029	11,134	--	--
Foreign government	11,477	11,003	18,946	16,713
Corporate	857,431	872,664	117,627	126,318
Mortgage-backed	358,479	372,733	--	--
Other asset-backed	261,446	281,404	7,377	7,523
Total debt securities	$1,565,636	$1,613,822	$143,950	$150,554
Percentage of total debt securities	92%	91%	8%	9%

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

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2007
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$1,128,642	$193,384	$184,274	$750,984
Total amortized cost	1,199,671	210,133	202,606	786,932
Unrealized losses	$(71,029)	$(16,749)	$(18,332)	$(35,948)
Unrealized losses after offsets	$(11,780)	$(2,683)	$(2,912)	$(6,185)
Number of securities	654	137	106	411

Investment grade:
Unrealized losses	$(61,748)	$(15,440)	$(17,844)	$(28,464)
Unrealized losses after offsets	$(10,182)	$(2,467)	$(2,836)	$(4,879)

Below investment grade:
Unrealized losses	$(9,281)	$(1,309)	$(488)	$(7,484)
Unrealized losses after offsets	$(1,598)	$(216)	$(76)	$(1,306)

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

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2007
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Unrealized losses over 20% of cost	$(17,781)	$(17,781)	$--	$--
Unrealized losses over 20% of cost after offsets	$(2,780)	$(2,780)	$--	$--
Number of securities	31	31	--	--

Investment grade:
Unrealized losses over 20% of cost	$(13,848)	$(13,848)	$--	$--
Unrealized losses over 20% of cost after offsets	$(2,165)	$(2,165)	$--	$--

Below investment grade:
Unrealized losses over 20% of cost	$(3,933)	$(3,933)	$--	$--
Unrealized losses over 20% of cost after offsets	$(615)	$(615)	$--	$--

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

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)
Fitch	A+ (“Strong”)
Moody’s	A3 (“Good”)
Standard & Poor’s	A- (“Strong”)

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2006
($ in thousands)	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Contractual Obligations
Fixed contractual obligations(1)	$--	$--	$--	$--	$--
Other long-term liabilities(2)	14,159,110	87,338	1,496,523	1,329,308	10,461,941
Total contractual obligations(3)	$14,159,110	$87,338	$1,496,523	$1,329,308	$10,461,941

Commercial Commitments
Commitments related to private placements	$6,885	$6,885	$--	$--	$--
Total commercial commitments	$6,885	$6,885	$--	$--	$--
_______
(1)	We have no fixed contractual obligations as all purchases are made by our parent company and the resulting expenses are allocated to us when incurred.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut

March 7, 2008, except as it relates to the effects to the change in accounting for reinsurance of certain of the Company’s long duration insurance contracts as reflected in Note 2 to the financial statements, as to which the date is July 31, 2008.

PHL Variable Insurance Company
Balance Sheet
($ in thousands, except share data)
December 31, 2007 and 2006

	2007	2006

ASSETS:
Available-for-sale debt securities, at fair value	$1,709,586	$2,050,989
Policy loans, at unpaid principal balances	22,819	15,542
Other investments	1,251	1,612
Total investments	1,733,656	2,068,143
Cash and cash equivalents	108,200	47,127
Accrued investment income	17,518	19,882
Receivables	37,178	54,534
Deferred policy acquisition costs	1,009,612	701,620
Receivable from related parties	527	300
Other assets	20,214	2,356
Separate account assets	3,389,356	2,953,063
Total assets	$6,316,261	$5,847,025

LIABILITIES:
Policyholder deposit funds	$1,134,635	$1,491,367
Policy liabilities and accruals	981,509	709,583
Deferred income taxes	135,648	94,708
Payable to related parties	28,969	25,081
Other liabilities	48,303	26,576
Separate account liabilities	3,389,356	2,953,063
Total liabilities	5,718,420	5,300,378

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	553,218	503,234
Retained earnings	53,906	43,602
Accumulated other comprehensive loss	(11,783)	(2,689)
Total stockholder’s equity	597,841	546,647
Total liabilities and stockholder’s equity	$6,316,261	$5,847,025

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company
Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity
($ in thousands)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

REVENUES:
Premiums	$18,602	$13,575	$9,521
Insurance and investment product fees	263,298	180,779	109,270
Investment income, net of expenses	109,607	129,325	154,374
Net realized investment losses	(7,043)	(2,460)	(10,569)
Total revenues	384,464	321,219	262,596

BENEFITS AND EXPENSES:
Policy benefits	168,395	154,951	130,279
Policy acquisition cost amortization	120,041	93,342	80,402
Other operating expenses	83,601	65,388	50,493
Total benefits and expenses	372,037	313,681	261,174
Income before income taxes	12,427	7,538	1,422
Applicable income tax (expense) benefit	(1,122)	(1,070)	2,801
Net income	$11,305	$6,468	$4,223

FEES PAID TO RELATED PARTIES (NOTE 10)

COMPREHENSIVE INCOME:
Net income	$11,305	$6,468	$4,223
Net unrealized investment losses	(9,095)	(1,277)	(9,986)
Net unrealized derivative instruments losses	--	(807)	(335)
Other comprehensive loss	(9,095)	(2,084)	(10,321)
Comprehensive income (loss)	$2,210	$4,384	$(6,098)

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$49,984	$--	$--

RETAINED EARNINGS:
Adjustment for initial application of FIN 48 (Note 2)	(1,000)	--	--
Net income	11,305	6,468	4,223

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(9,095)	(2,084)	(10,321)

Change in stockholder’s equity	51,194	4,384	(6,098)
Stockholder’s equity, beginning of year	546,647	542,263	548,361
Stockholder’s equity, end of year	$597,841	$546,647	$542,263

The accompanying notes are an integral part of these financial statements.

PHL Variable Insurance Company
Statement of Cash Flows
($ in thousands)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$11,305	$6,468	$4,223
Net realized investment losses	7,043	2,460	10,569
Investment (gains) losses	1,473	4,206	(15,293)
Deferred income taxes	45,837	22,473	15,512
(Increase) decrease in receivables	(4,520)	(6,939)	4,091
Increase in deferred policy acquisition costs	(280,566)	(177,236)	(56,634)
Increase in policy liabilities and accruals	289,311	213,753	155,315
Other assets and other liabilities change	7,868	(1,224)	30,634
Cash from operating activities	77,751	63,961	148,417

INVESTING ACTIVITIES:
Investment purchases	(890,909)	(1,007,973)	(1,148,093)
Investment sales, repayments and maturities	1,207,988	1,728,360	1,357,687
Cash from investing activities	317,079	720,387	209,594

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	266,750	223,309	236,099
Policyholder deposit fund withdrawals	(625,507)	(986,348)	(607,890)
Capital contributions from parent	25,000	--	--
Cash for financing activities	(333,757)	(763,039)	(371,791)
Change in cash and cash equivalents	61,073	21,309	(13,780)
Cash and cash equivalents, beginning of year	47,127	25,818	39,598
Cash and cash equivalents, end of year	$108,200	$47,127	$25,818

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

Accounting Change

Effective April 1, 2008, we changed our method of accounting for the cost certain of our of long duration reinsurance contracts accounted for in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, or SFAS 113. In conjunction with this change, we also changed our method of accounting for the impact of reinsurance costs on deferred acquisition costs. SFAS 113 requires us to amortize the estimated cost of reinsurance over the life of the underlying reinsured contracts. Under our previous method, we recognized reinsurance recoveries as part of the net cost of reinsurance and amortized this balance over the estimated lives of the underlying reinsured contracts in proportion to estimated gross profits (“EGPs”) consistent with the method used for amortizing deferred policy acquisition costs. Under the new method, reinsurance recoveries are recognized in the same period as the related reinsured claim. In conjunction with this change, we also changed our policy for determining EGPs relating to these contracts to include the effects of reinsurance, where previously these effects had not been included.

We adopted the new method because we believe that it better reflects the economics of the underlying reinsurance activity by better matching the reinsurance recovery with the insured loss that gave rise to that recovery. We also believe that the new method is consistent with management's intent in purchasing reinsurance, which is to protect the Company against large and unexpected claims. Comparative amounts from prior periods, including in Notes 3, 4 and 9, have been adjusted to apply the new method retrospectively in these financial statements. The following financial statement line items were affected by the change in accounting principle. Certain balances shown “as originally reported” have been reclassified to conform to the current period presentation.

2.  Basis of Presentation and Significant Accounting Policies

Income Statement

($ in thousands)	Year Ended December 31, 2007
	As adjusted	As originally reported	Effect of Change

Insurance and investment product fees	$263,298	$263,696	$(398)
Policy benefits	168,395	157,616	10,779
Policy acquisition cost amortization	120,041	124,015	(3,974)
Income tax (expense) benefit	(1,122)	(3,643)	2,521
Net income (loss)	11,305	15,987	(4,682)

($ in thousands)	Year Ended December 31, 2006
	As adjusted	As originally reported	Effect of Change

Insurance and investment product fees	$180,779	$180,498	$281
Policy benefits	154,951	151,285	3,666
Policy acquisition cost amortization	93,342	91,168	2,174
Income tax (expense) benefit	(1,070)	(3,016)	1,946
Net income (loss)	6,468	10,081	(3,613)

Balance Sheet

($ in thousands)	December 31, 2007
	As adjusted	As originally reported	Effect of Change

Deferred policy acquisition costs	$1,009,612	$1,007,811	$1,801
Policy liabilities and accruals	981,509	966,945	14,564
Deferred income taxes	135,648	140,115	(4,467)
Retained earnings	53,906	62,202	(8,296)

($ in thousands)	December 31, 2006
	As adjusted	As originally reported	Effect of Change

Deferred policy acquisition costs	$701,620	$703,794	$(2,174)
Policy liabilities and accruals	709,583	706,198	3,385
Deferred income taxes	94,708	96,654	(1,946)
Retained earnings	43,602	47,215	(3,613)

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

2.  Basis of Presentation and Significant Accounting Policies (continued)

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

3.  Reinsurance (continued)

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

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $126,699 thousand, $126,329 thousand and $123,932 thousand, net of reinsurance, for the years ended December 31, 2007, 2006 and 2005, respectively.

Irrevocable letters of credit aggregating $26,986 thousand at December 31, 2007 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

4.  Deferred policy acquisition costs

Activity in Deferred Policy Acquisition Costs:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Direct acquisition costs deferred	$400,607	$270,577	$137,036
Recurring costs amortized to expense	(122,189)	(94,429)	(86,608)
Credit related to investment gains or losses	2,148	1,087	6,206
Offsets to net unrealized investment gains or losses included in other comprehensive income (loss) (Note 12)	27,426	(4,930)	39,223
Change in deferred policy acquisition costs	307,992	172,305	95,857
Deferred policy acquisition costs, beginning of year	701,620	529,315	433,458
Deferred policy acquisition costs, end of year	$1,009,612	$701,620	$529,315

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

Net investment income

Sources of Net Investment Income:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt securities	$105,342	$127,977	$155,648
Equity securities	--	--	2
Other investments	162	148	183
Other income	421	--	--
Policy loans	1,472	581	479
Cash and cash equivalents	4,395	3,089	1,061
Total investment income	111,792	131,795	157,373
Investment expenses	(2,185)	(2,470)	(2,999)
Net investment income	$109,607	$129,325	$154,374

6.  Investing Activities (continued)

Net realized investment gains (losses)

Types of Realized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt security impairments	$(3,287)	$(411)	$(2,651)
Debt security transaction gains	1,465	2,955	1,764
Debt security transaction losses	(2,827)	(7,253)	(9,254)
Equity security transaction gains	--	--	26
Equity security transaction losses	--	--	(13)
Other investment transaction gains (losses)	(2,394)	2,249	(441)
Net transaction losses	(3,756)	(2,049)	(7,918)
Net realized investment losses	$(7,043)	$(2,460)	$(10,569)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt securities	$(41,468)	$2,956	$(54,591)
Equity securities	--	--	5
Other investments	50	10	--
Net unrealized investment gains (losses)	$(41,418)	$2,966	$(54,586)

Net unrealized investment gains (losses)	$(41,418)	$2,966	$(54,586)
Applicable deferred policy acquisition costs (Note 4)	(27,426)	4,930	(39,223)
Applicable deferred income tax benefit	(4,897)	(687)	(5,377)
Offsets to net unrealized investment losses	(32,323)	4,243	(44,600)
Net unrealized investment losses included in other comprehensive income	$(9,095)	$(1,277)	$(9,986)

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Debt security purchases	$(883,282)	$(999,542)	$(1,139,974)
Equity security purchases	--	--	--
Other investment purchases	(350)	(1,060)	(2,434)
Policy loan advances, net	(7,277)	(7,371)	(5,685)
Investment purchases	$(890,909)	$(1,007,973)	$(1,148,093)

Debt securities sales	$816,170	$1,178,127	$873,995
Debt securities maturities and repayments	390,297	549,483	477,568
Equity security sales	--	--	279
Other investment sales	1,521	750	5,845
Investment sales, repayments and maturities	$1,207,988	$1,728,360	$1,357,687

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

For annuities with GMDB, 200 stochastically generated scenarios were used. For annuities with GMIB, we used 1,000 stochastically generated scenarios.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in thousands)	2007	2006

Debt securities	$494,660	$456,148
Equity funds	2,213,164	1,861,762
Other	80,657	68,810
Total	$2,788,481	$2,386,720

7.  Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2007
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2007	$26,979	$3,568
Incurred	(21,813)	2,137
Paid	(2,057)	--
Liability balance as of December 31, 2007	$3,109	$5,705

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2006
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2006	$27,749	$2,474
Incurred	1,721	1,094
Paid	(2,491)	--
Liability balance as of December 31, 2006	$26,979	$3,568

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,396,515	$5,398	59
GMDB step up	1,761,416	33,481	60
GMDB earnings enhancement benefit (EEB)	78,136	--	60
GMDB greater of annual step up and roll up	42,492	3,582	63
Total GMDB at December 31, 2007	$3,278,559	$42,461

GMIB	$696,006		59
GMAB	381,304		55
GMWB	202,073		61
GPAF	36,684		74
Total at December 31, 2007	$1,316,067

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

9.  Income Taxes

Allocation of Income Taxes:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Income tax expense (benefit) attributable to:
Current	$(44,715)	$(21,403)	$(18,313)
Deferred	45,837	22,473	15,512
Income taxes applicable to net income (loss)	1,122	1,070	(2,801)
Other comprehensive loss	(4,898)	(1,121)	(5,558)
Income taxes applicable to comprehensive income (loss)	$(3,776)	$(51)	$(8,359)
Income taxes recovered	$(30,557)	$(24,094)	$(14,288)

9.  Income Taxes (continued)

Effective Income Tax Rate:	Year Ended December 31,
($ in thousands)	2007	2006	2005

Income before income taxes	$12,427	$7,538	$1,422
Income taxes at statutory rate of 35.0%	4,350	2,638	498
Dividend received deduction	(2,778)	(1,572)	(2,924)
Tax interest	1	1	(378)
Other, net	(451)	3	3
Applicable income taxes (benefit)	$1,122	$1,070	$(2,801)
Effective income tax (benefit) rates	9.0%	14.2%	(197.0)%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2007	2006

Deferred income tax assets:
Future policyholder benefits	$145,582	$103,886
Unearned premiums / deferred revenues	15,164	10,719
Investments	5,948	--
Gross deferred income tax assets	166,694	114,605

Deferred income tax liabilities:
Deferred policy acquisition costs	296,687	206,752
Investments	--	849
Other	5,655	1,712
Gross deferred income tax liabilities	302,342	209,313
Deferred income tax liability	$135,648	$94,708

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

9.  Income Taxes (continued)

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

10.  Related Party Transactions (continued)

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

12.  Other Comprehensive Income

Sources of	Year Ended December 31,
Other Comprehensive Income:	2007		2006		2005
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$(36,769)	$(6,995)	$7,264	$1,516	$(64,713)	$(16,569)
Net realized investment gains (losses) on available-for-sale securities included in net income	(4,649)	(2,100)	(4,298)	(2,793)	10,127	6,583
Net unrealized investment gains (losses)	(41,418)	(9,095)	2,966	(1,277)	(54,586)	(9,986)
Net unrealized losses on derivative instruments	--	--	(1,241)	(807)	(516)	(335)
Other comprehensive income (loss)	(41,418)	$(9,095)	1,725	$(2,084)	(55,102)	$(10,321)
Applicable deferred policy acquisition cost amortization	(27,425)		4,930		(39,223)
Applicable deferred income tax benefit	(4,898)		(1,121)		(5,558)
Offsets to other comprehensive income	(32,323)		3,809		(44,781)
Other comprehensive loss	$(9,095)		$(2,084)		$(10,321)

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2007		2006
($ in thousands)	Gross	Net	Gross	Net

Unrealized losses on investments	$(56,002)	$(11,784)	$(14,584)	$(2,689)
Unrealized gains on derivative instruments	--	--	--	--
Accumulated other comprehensive loss	(56,002)	$(11,784)	(14,584)	$(2,689)
Applicable deferred policy acquisition costs	(37,873)		(10,448)
Applicable deferred income taxes	(6,345)		(1,447)
Offsets to other comprehensive income	(44,218)		(11,895)
Accumulated other comprehensive loss	$(11,784)		$(2,689)

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