Form 10-Q
period 2008-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2008-11-14
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

PHL VARIABLE INSURANCE COMPANY
Unaudited Interim Condensed Balance Sheet
($ in thousands, except share data)
September 30, 2008 (unaudited) and December 31, 2007

	Sept 30,	Dec 31,
	2008	2007

ASSETS:
Available-for-sale debt securities, at fair value	$1,450,421	$1,709,586
Policy loans, at unpaid principal balances	36,525	22,819
Other investments	1,135	1,251
Fair value option investments	4,875	--
Total investments	1,492,956	1,733,656
Cash and cash equivalents	86,249	108,200
Accrued investment income	16,530	17,518
Receivables	201,699	37,178
Deferred policy acquisition costs	1,140,262	1,009,612
Receivable from related parties	12,718	527
Other assets	41,213	20,214
Separate account assets	2,949,465	3,389,356
Total assets	$5,941,092	$6,316,261

LIABILITIES:
Policyholder deposit funds	$930,620	$1,134,635
Policy liabilities and accruals	1,183,467	981,509
Deferred income taxes	131,613	135,648
Payable to related parties	6,617	28,969
Other liabilities	102,663	48,303
Separate account liabilities	2,949,465	3,389,356
Total liabilities	5,304,445	5,718,420

CONTINGENT LIABILITIES (Note 8)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	626,218	553,218
Retained earnings	34,718	53,906
Accumulated other comprehensive loss	(26,789)	(11,783)
Total stockholder’s equity	636,647	597,841
Total liabilities and stockholder’s equity	$5,941,092	$6,316,261

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Interim Condensed Statement of Income and Comprehensive Income
and Changes in Stockholder’s Equity
($ in thousands)
Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Premiums	$5,423	$4,199	$10,094	$10,260
Insurance and investment product fees	93,554	67,356	265,136	180,885
Net investment income	22,510	27,609	69,821	82,695
Net realized investment losses	(28,390)	(1,987)	(46,730)	(1,798)
Total revenues	93,097	97,177	298,321	272,042

BENEFITS AND EXPENSES:
Policy benefits	51,774	43,140	146,362	119,601
Policy acquisition cost amortization	46,533	27,895	109,825	78,421
Other operating expenses	21,117	20,640	74,924	58,150
Total benefits and expenses	119,424	91,675	331,111	256,172
Income (loss) before income taxes	(26,327)	5,502	(32,790)	15,870
Income tax (expense) benefit	9,853	466	13,601	(2,748)
Net income (loss)	$(16,474)	$5,968	$(19,189)	$13,122

COMPREHENSIVE INCOME:
Net income (loss)	$(16,474)	$5,968	$(19,189)	$13,122
Net unrealized investment losses	(6,746)	(2,410)	(15,005)	(6,681)
Comprehensive income (loss)	$(23,220)	$3,558	$(34,194)	$6,441

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$--	$24,984	$73,000	$49,984

RETAINED EARNINGS:
Net income (loss)	(16,474)	5,968	(19,189)	13,122
Adjustment for initial application of FIN 48 (Note 2)	--	--	--	(1,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Other comprehensive loss	(6,746)	(2,410)	(15,005)	(6,681)
Change in stockholder’s equity	(23,220)	28,542	38,806	55,425
Stockholder’s equity, beginning of period	659,867	573,528	597,841	546,645
Stockholder’s equity, end of period	$636,647	$602,070	$636,647	$602,070

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Interim Condensed Statement of Cash Flows
($ in thousands)
Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$(19,189)	$13,122
Net realized investment losses	46,730	1,798
Investment income (loss)	179	(29)
Deferred income taxes	4,045	28,319
(Increase) decrease in receivables	(161,072)	1,149
Increase in deferred policy acquisition costs	(51,111)	(161,241)
Increase in policy liabilities and accruals	202,607	161,748
Other assets and other liabilities net change	(44,193)	8,385
Cash from (for) operating activities	(22,004)	53,251

INVESTING ACTIVITIES:
Investment purchases	(894,831)	(745,205)
Investment sales, repayments and maturities	1,061,777	985,648
Cash from investing activities	166,946	240,443

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	223,693	190,437
Policyholder deposit fund withdrawals	(454,371)	(505,796)
Capital contributions from parent	63,785	25,000
Cash for financing activities	(166,893)	(290,359)
Change in cash and cash equivalents	(21,951)	3,335
Cash and cash equivalents, beginning of period	108,200	47,127
Cash and cash equivalents, end of period	$86,249	$50,462

During the nine months ended September 30, 2008, we received $73,000 thousand in capital contributions, of which $63,785 thousand was in cash and $9,215 was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Unaudited Interim Condensed Financial Statements
Three and Nine Months Ended September 30, 2008 and 2007

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and nine-month periods in 2008 are not necessarily indicative of the results that may be expected for the year 2008. These unaudited financial statements should be read in conjunction with our financial statements in our 2007 Annual Report on Form 10-K.

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

Income Statement

($ in thousands)	Three Months Ended September 30, 2008
	As calculated under the new method	As calculated under the former method	Effect of Change

Insurance and investment product fees	$93,554	$93,756	$(202)
Policy benefits	51,774	47,803	3,971
Policy acquisition cost amortization	46,533	48,912	(2,379)
Income tax (expense) benefit	9,853	9,225	628
Net income (loss)	(16,474)	(15,308)	(1,166)

($ in thousands)	Three Months Ended September 30, 2007
	As adjusted	As originally reported	Effect of Change

Insurance and investment product fees	$67,356	$67,510	$(154)
Policy benefits	43,140	39,107	4,033
Policy acquisition cost amortization	27,895	29,251	(1,356)
Income tax (expense) benefit	466	(525)	991
Net income (loss)	5,968	7,808	(1,840)

($ in thousands)	Nine Months Ended September 30, 2008
	As calculated under the new method	As calculated under the former method	Effect of Change

Insurance and investment product fees	$265,136	$264,324	$812
Policy benefits	146,362	147,911	(1,549)
Policy acquisition cost amortization	109,825	105,604	4,221
Income tax (expense) benefit	13,601	12,950	651
Net income (loss)	(19,189)	(17,980)	(1,209)

($ in thousands)	Nine Months Ended September 30, 2007
	As adjusted	As originally reported	Effect of Change

Insurance and investment product fees	$180,885	$181,373	$(488)
Policy benefits	119,601	107,338	12,263
Policy acquisition cost amortization	78,421	82,757	(4,336)
Income tax (expense) benefit	(2,748)	(5,693)	2,945
Net income (loss)	13,122	18,592	(5,470)

2.Basis of Presentation and Significant Accounting Policies (continued)

Balance Sheet

($ in thousands)	September 30, 2008
	As calculated under the new method	As calculated under the former method	Effect of Change

Deferred policy acquisition costs	$1,140,262	$1,142,682	$(2,420)
Policy liabilities and accruals	1,183,467	1,171,264	12,203
Deferred income tax liability	131,613	136,731	(5,118)
Retained earnings	34,718	44,223	(9,505)

($ in thousands)	December 31, 2007
	As adjusted	As originally reported	Effect of Change

Deferred policy acquisition costs	$1,009,612	$1,007,811	$1,801
Policy liabilities and accruals	981,509	966,945	14,564
Deferred income tax liability	135,648	140,115	(4,467)
Retained earnings	53,906	62,202	(8,296)

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

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-1 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be unlocked, or adjusted, to reflect such change. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Adoption of new accounting standards

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurement (“SFAS 157”) in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. Our adoption of FSP FAS 157-3 had no material effect on our financial condition or results of operations.

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

3.	Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Policy acquisition costs deferred	$75,326	$105,262	$293,443	$239,662
Costs amortized to expenses:
Recurring costs	(49,512)	(29,225)	(117,766)	(78,928)
Realized investment gains	2,980	1,331	7,942	508
Deferred acquisition cost offset – ceded reserve and expense allowance	(132,508)	--	(132,508)	--
Offsets to net unrealized investment gains or losses included in other comprehensive income	32,403	8,777	79,539	17,104
Change in deferred policy acquisition costs	(71,311)	86,145	130,650	178,346
Deferred policy acquisition costs, beginning of period	1,211,573	793,821	1,009,612	701,620
Deferred policy acquisition costs, end of period	$1,140,262	$879,966	$1,140,262	$879,966

Effective September 30, 2008, we executed a coinsurance agreement with our parent, Phoenix Life, whereby we cede 90% of the results on universal life policies with issue dates of January 1, 2008 and later. The resulting offset to deferred acquisition costs is reflected in the table above.

4.	Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	September 30, 2008		December 31, 2007
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$46,498	$47,759	$65,774	$64,884
State and political subdivision	6,158	6,539	11,029	11,134
Foreign government	25,084	23,482	30,423	27,716
Corporate	828,909	910,966	975,058	998,982
Mortgage-backed	332,596	369,383	358,479	372,733
Other asset-backed	211,176	249,070	268,823	288,927
Available-for-sale debt securities	$1,450,421	$1,607,199	$1,709,586	$1,764,376

Unrealized Gains and Losses from Debt Securities:	September 30, 2008		December 31, 2007
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$812	$(2,073)	$1,193	$(303)
State and political subdivision	12	(393)	11	(116)
Foreign government	1,640	(38)	2,732	(25)
Corporate	2,619	(84,676)	8,774	(32,698)
Mortgage-backed	285	(37,072)	2,654	(16,908)
Other asset-backed	289	(38,183)	875	(20,979)
Debt securities gains (losses)	$5,657	$(162,435)	$16,239	$(71,029)
Debt securities net losses		$(156,778)		$(54,790)

Aging of Temporarily Impaired	September 30, 2008
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$6,752	$(387)	$2,255	$(1,686)	$9,007	$(2,073)
State and political subdivision	1,662	(230)	2,484	(163)	4,146	(393)
Foreign government	2,013	(35)	497	(3)	2,510	(38)
Corporate	372,931	(24,652)	319,997	(60,024)	692,928	(84,676)
Mortgage-backed	111,825	(8,934)	164,797	(28,138)	276,622	(37,072)
Other asset-backed	59,638	(7,432)	134,971	(30,751)	194,609	(38,183)
Total temporarily impaired securities	$554,821	$(41,670)	$625,001	$(120,765)	$1,179,822	$(162,435)

Below investment grade	$36,727	$(5,365)	$65,818	$(19,428)	$102,545	$(24,793)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(756)		$(2,973)		$(3,729)

Number of securities		359		394		753

Below investment grade debt securities with a fair value of less than 80% of the security’s amortized costs totaled $16,595 thousand at September 30, 2008, of which $7,050 thousand have been in an unrealized loss for greater than 12 months.

All of these securities are considered to be temporarily impaired at September 30, 2008 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

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

4.	Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Debt securities	$21,987	$26,139	$68,121	$79,538
Policy loans	421	701	1,119	891
Other investments	67	18	143	136
Other income	1	181	113	398
Cash and cash equivalents	567	1,050	1,854	3,387
Total investment income	23,043	28,089	71,350	84,350
Investment expenses	(533)	(480)	(1,529)	(1,655)
Net investment income	$22,510	$27,609	$69,821	$82,695

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Debt security impairments	$(6,241)	$(421)	$(18,577)	$(921)
Debt security transaction gains	134	256	1,336	1,244
Debt security transaction losses	(749)	(429)	(2,874)	(2,317)
Other investments transaction gains (losses)	(62)	(3)	(83)	106
Net transaction losses	(677)	(176)	(1,621)	(967)
Change in fair value of embedded derivative liabilities	(21,472)	(1,390)	(26,532)	90
Net realized investment losses	$(28,390)	$(1,987)	$(46,730)	$(1,798)

Debt security impairments during the third quarter of 2008 included $4,535 thousand related to residential mortgage-backed securities. Based on a projected cash flow analysis that incorporates delinquency levels, foreclosures and expected losses on foreclosures, and indicates that we will not receive our contractual principal from certain investments, we recorded impairment losses on those investments.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Debt securities	$(39,800)	$(12,648)	$(101,988)	$(27,343)
Other	(2,983)	160	(637)	(41)
Net unrealized investment losses	$(42,783)	$(12,488)	$(102,625)	$(27,384)

Net unrealized investment losses	$(42,783)	$(12,488)	$(102,625)	$(27,384)
Applicable deferred policy acquisition cost benefit	(32,404)	(8,778)	(79,540)	(17,104)
Applicable deferred income tax benefit	(3,633)	(1,299)	(8,080)	(3,598)
Offsets to net unrealized investment losses	(36,037)	(10,077)	(87,620)	(20,702)
Net unrealized investment losses included in other comprehensive income	$(6,746)	$(2,411)	$(15,005)	$(6,682)

5.	Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three and nine-month periods ended September 30, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to a separate account.

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

The GMWB rider guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, we introduced a feature for these contracts beginning in the fourth quarter of 2005 that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

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

The Combination Rider includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

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

As of September 30, 2008 and December 31, 2007, 100% of the aggregate account value with the GMWB, GMAB and GPAF features was not reinsured. In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. We began hedging our GMAB exposure in 2006 and GMWB exposure during the fourth quarter of 2007 using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in thousands)	2008	2007

GMWB	$10,852	$(1,512)
GMAB	15,953	1,814
GPAF	1,560	1,373

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

Additional Insurance Benefits ($ in thousands)	Account Value	Net Amount At Risk After Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$1,205,514	$69,703	60
GMDB step up	1,572,024	260,513	60
GMDB earnings enhancement benefit (EEB)	60,604	1,564	60
GMDB greater of annual step up and roll up	31,909	9,914	63
Total GMDB at September 30, 2008	$2,870,051	$341,694

Combination Rider	$1,055		65
GMAB	394,631		55
GMIB	551,981		60
GMWB	385,722		60
GPAF	20,296		75
Total at September 30, 2008	$1,353,685

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

5.	Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2008 and December 31, 2007, we held additional universal life benefit reserves of $45,571 thousand and $25,930 thousand, respectively.

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

6.	Fair Value (continued)

The following table presents the financial instruments carried at fair value as of September 30, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of September 30, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$10,058	$1,199,407	$240,956	$1,450,421
Separate account assets	2,854,062	93,883	1,520	2,949,465
Fair value option investments	--	4,875	--	4,875
Total assets	$2,864,120	$1,298,165	$242,476	$4,404,761
Liabilities
Embedded derivative liabilities	$--	$--	$28,365	$28,365
Total liabilities	$--	$--	$28,365	$28,365

Fair value option investments include a structured loan asset valued at $4,875 thousand as of September 30, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

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

6.	Fair Value (continued)

Level 3 Financial Assets and Liabilities:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2008		September 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$238,276	$(6,704)	$267,185	$(1,675)
Purchases/(sales), net	(6,620)	--	(16,379)	--
Net transfers in and out of Level 3	10,076	--	(4,014)	--
Realized gains (losses)	(4,538)	(21,661)	(12,765)	(26,690)
Unrealized gains (losses) included in other comprehensive income (loss)	5,014	--	8,734	--
Amortization/accretion	268	--	(285)	--
Balance, end of period	$242,476	$(28,365)	$242,476	$(28,365)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(5,006)	$(21,661)	$(16,618)	$(26,690)

7.	Income Taxes

For the three and nine months ended September 30, 2008 and 2007, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
Investment income not subject to tax	2.4%	(26.5)%	6.5%	(17.7)%
Effective income tax rates applicable to continuing operations	37.4%	8.5%	41.5%	17.3%

Our federal income tax returns are routinely audited by the IRS and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of September 30, 2008, we had current taxes receivable of $8,582 thousand.

We have determined, based on our earnings and projected future taxable income of the consolidated group, that it is more likely than not that deferred income tax assets at September 30, 2008, December 31, 2007 and 2006 will be realized.

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

8.	Contingent Liabilities (continued)

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

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) the effects of recent adverse market and economic developments on all aspects of our business; (ii) changes in general market and business conditions, interest rates and the debt and equity markets; (iii) the possibility that mortality rates, persistency rates or funding levels may differ significantly from our pricing expectations; (iv) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (v) our dependence on non-affiliated distributors for our product sales, (vi) downgrades in our debt or financial strength ratings; (vii) our dependence on third parties to maintain critical business and administrative functions; (viii) our ability to attract and retain key personnel in a competitive environment; (ix) the strong competition we face in our business from banks and other insurance companies; (x)  tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xi) other legislative or regulatory developments; (xii) legal or regulatory actions; (xiii) changes in accounting standards; and (xiv) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE
RESULTS OF OPERATIONS

This section reviews our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the unaudited interim condensed financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2007 in our 2007 Annual Report on Form 10-K.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-1 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be unlocked, or adjusted, to reflect such change. Continued favorable experience on key assumptions, which could include increasing separate account fund return performance, decreasing lapses or decreasing mortality could result in an unlocking which would result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$5,423	$4,199	$1,224	29%
Insurance and investment product fees	93,554	67,356	26,198	39%
Net investment income	22,510	27,609	(5,099)	(18%)
Net realized investment losses	(28,390)	(1,987)	(26,403)	1,329%
Total revenues	93,097	97,177	(4,080)	(4%)

BENEFITS AND EXPENSES:
Policy benefits	51,774	43,140	8,634	20%
Policy acquisition cost amortization	46,533	27,895	18,638	67%
Other operating expenses	21,117	20,640	477	2%
Total benefits and expenses	119,424	91,675	27,749	30%
Income before income taxes	(26,327)	5,502	(31,829)	(578%)
Applicable income tax benefit	9,853	466	9,387	2,014%
Net income (loss)	$(16,474)	$5,968	$(22,442)	(376%)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net income decreased 376% in the 2008 quarter. This result reflects higher net realized investment losses, higher amortization expense and lower interest margin. These decreases to income were partially offset by higher mortality margin.

Realized losses during the third quarter were primarily driven by increases in the fair value of embedded derivative liabilities in our variable annuity contracts. Realized losses also include impairments of $4,535 thousand during the third quarter related to residential mortgage-backed securities. Policy acquisition cost amortization increased $18,638 thousand in the current year quarter. This increase was caused by growth in the universal life business, the impact of market declines on annuities and higher surrenders. Lower investment income, combined with an increase in interest credited, drove a reduction in interest margin for the period. Mortality margin in universal life increased in 2008, driven by increases in cost of insurance fee revenues that were only partially offset by higher net benefits.

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$10,094	$10,260	$(166)	(2%)
Insurance and investment product fees	265,136	180,885	84,251	47%
Net investment income	69,821	82,695	(12,874)	(16%)
Net realized investment losses	(46,730)	(1,798)	(44,932)	2,499%
Total revenues	298,321	272,042	26,279	10%

BENEFITS AND EXPENSES:
Policy benefits	146,362	119,601	26,761	22%
Policy acquisition cost amortization	109,825	78,421	31,404	40%
Other operating expenses	74,924	58,150	16,774	29%
Total benefits and expenses	331,111	256,172	74,939	29%
Income before income taxes	(32,790)	15,870	(48,660)	(307%)
Applicable income tax (expense) benefit	13,601	(2,748)	16,349	595%
Net income (loss)	$(19,189)	$13,122	$(32,311)	(246%)

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net results for the year-to-date period declined 246% to a net loss of $19,189 thousand. This result was driven by higher net realized investment losses, higher operating and amortization expenses and lower interest margin. These decreases to income were partially offset by improved mortality margins and increased fee revenues.

Net realized investment losses for the nine months ended September 30, 2008 include a $26,532 thousand increase in the embedded derivative liabilities for our variable products guarantees, as well as $18,577 thousand of impairments, including $16,019 thousand related to residential mortgage-backed securities. In addition, policy acquisition cost amortization increased $31,404 thousand in the current year, driven by growth in the universal life business, the impact of market declines on annuities and higher surrenders. Operating expenses also increased during 2008 as we continue to invest in the growth of the business. Partially offsetting these reductions were increases in mortality margins and fee revenues. Mortality margin in universal life increased in 2008, driven by increases in cost of insurance fee revenues that were only partially offset by higher net benefits. Fee revenues on our life and annuity products primarily consist of asset- and premium-based fees and have increased in 2008 due to growth of the in-force business.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2008, our general account held debt securities with a carrying value of $1,450,421 thousand, representing 97.2% of total general account investments. Public debt securities represented 78.8% of total debt securities, with the remaining 21.2% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of September 30, 2008
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$46,498	$47,759	$--	$--
State and political subdivision	6,158	6,539	--	--
Foreign government	17,763	16,607	7,321	6,875
Corporate	734,226	795,223	94,683	115,743
Mortgage-backed	328,155	364,942	4,441	4,441
Other asset-backed	189,862	224,061	21,314	25,009
Total debt securities	$1,322,662	$1,455,131	$127,759	$152,068

Percentage of total debt securities	91.2%	90.5%	8.8%	9.5%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2008 in our debt securities portfolio are diversified banking (6.3%), financial services (6.1%), real estate investment trusts (3.0%), insurance (2.7%) and electric utilities (2.6%).

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2008
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$1,179,822	$422,337	$132,484	$625,001
Total amortized cost	1,342,257	443,543	152,948	745,766
Unrealized losses	$(162,435)	$(21,206)	$(20,464)	$(120,765)
Unrealized losses after offsets	$(25,004)	$(3,553)	$(3,022)	$(18,429)
Number of securities	753	271	88	394

Investment grade:
Unrealized losses	$(137,642)	$(19,702)	$(16,603)	$(101,337)
Unrealized losses after offsets	$(21,275)	$(3,341)	$(2,478)	$(15,456)

Below investment grade:
Unrealized losses	$(24,793)	$(1,504)	$(3,861)	$(19,428)
Unrealized losses after offsets	$(3,729)	$(212)	$(544)	$(2,973)

Total net unrealized losses on debt securities were $156,778 thousand (unrealized losses of $162,435 thousand less unrealized gains of $5,657 thousand).

For debt securities with gross unrealized losses, 85.1% of the unrealized losses after offsets pertain to investment grade securities and 14.9% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2008.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of September 30, 2008
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(82,071)	$(54,703)	$(18,730)	$(8,638)
Unrealized losses over 20% of cost after offsets	$(12,236)	$(8,380)	$(2,639)	$(1,217)
Number of securities	122	92	23	7

Investment grade:
Unrealized losses over 20% of cost	$(65,476)	$(46,669)	$(17,219)	$(1,588)
Unrealized losses over 20% of cost after offsets	$(9,692)	$(7,042)	$(2,426)	$(224)

Below investment grade:
Unrealized losses over 20% of cost	$(16,595)	$(8,034)	$(1,511)	$(7,050)
Unrealized losses over 20% of cost after offsets	$(2,544)	$(1,338)	$(213)	$(993)

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•	defaulted on payment obligations;
•	declared that it will default at a future point outside the current reporting period;
•	announced that a restructuring will occur outside the current reporting period;
•	severe liquidity problems that cannot be resolved;
•	filed for bankruptcy;
•	a financial condition which suggests that future payments are highly unlikely;
•	deteriorating financial condition and quality of assets;
•	sustained significant losses during the current year;
•	announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or
•	been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

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

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, increases in mortgage rates and the effects of relaxed underwriting standards for mortgages and home equity loans have led to higher delinquency rates and losses for the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market, including sub-prime, Alt-A and prime, have increased beyond historical averages.

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of September 30, 2008, 95% of the total residential portfolio was rated AAA or AA. We have $72.5 million of sub-prime exposure, $40.2 million of Alt-A exposure, and $124.6 million of prime exposure, which combined amount to 15% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 91% being AAA rated and another 2% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through September 30, 2008, we have taken impairments of $15.1 million on our residential mortgage-backed securities portfolio. This represents 5.0% of our total residential mortgage-backed securities portfolio and 1.0% of the general account. The losses consist of $8.5 million from prime, $6.1 million from Alt-A and $.5 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2008
	Book	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$68,273	$67,965	4.3%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	140,847	124,625	7.9%	94.6%	0.4%	0.0%	4.7%	0.3%
Alt-A	49,927	40,213	2.5%	83.9%	0.7%	2.3%	4.2%	8.9%
Sub-prime	88,753	72,453	4.6%	89.0%	5.3%	2.2%	2.5%	1.0%
Total	$347,800	$305,256	19.3%	93.1%	1.5%	0.8%	3.1%	1.5%
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

On September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

Given these developments, it is possible that rating agencies will heighten the level of scrutiny that they apply to us, will request additional information from us, and may adjust upward the capital and other requirements employed in their models for maintenance of certain ratings levels.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any rating agency.

The financial strength ratings as of October 31, 2008 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life

A.M. Best Company, Inc.	A (“Excellent”)
Fitch	A (“Strong”)
Moody’s	A3 (“Good”)
Standard & Poor’s	BBB+ (“Good”)

On October 31, 2008, Fitch downgraded our financial strength rating to A from A+ and maintained its negative outlook. On October 31, 2008, Standard & Poor’s downgraded our financial strength rating to BBB+ from A- and changed our outlook to negative from stable.

These ratings are not a recommendation to buy or hold any of our securities.

See our 2007 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of September 30, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Risk Based Capital

At September 30, 2008, our estimated Total Adjusted Capital level was in excess of 300% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $175.7 million at September 30, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this information from this report as we meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. The risks described below update the risk factors described in our 2007 Annual Report on Form 10-K and should be read in addition to those risk factors. You should carefully consider the following risk factors and the risk factors described in our 2007 Annual Report on Form 10-K before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the Securities and Exchange Commission. The risks described below and in our 2007 Annual Report on Form 10-K are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity.

Recent market and economic developments may materially and adversely affect our business, revenues, earnings, sales, assets under management, financial condition and results of operations.

Recent markets have experienced unprecedented credit and liquidity issues as well as volatility and declines in the equity markets. Lending practices in past years, particularly in the “sub-prime” market, coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, credit markets have worsened considerably, with many lenders and institutional investors reducing, and in some cases, ceasing to provide funding to borrowers, including other financial institutions. Additionally, concerns over increasing unemployment, inflation and energy costs as well as geopolitical issues have contributed to diminished expectations for the economy and the financial markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession. As a result, the financial markets and the U.S. economy are experiencing a period of extreme volatility.

It is difficult to predict how long the current economic and market conditions will continue, how the coordinated actions of the U.S. government and other international economic leaders will affect the current environment, and whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity may materially and adversely affect us. Recent market and economic developments, including a 17% decline in equity markets during October 2008, have affected, or have the potential to affect, us negatively by:

•	Affecting the value of our investments, which has resulted in, and may continue to result in, higher realized and/or unrealized losses;
•
Raising the cost of some of our products, resulting in lower profits, because of higher reserves for guaranteed death benefits and living benefits, and higher DAC amortization because of lower revenue and higher reserves in the future;

•
Increasing consumer concerns about the returns and attractiveness of our products, which may cause existing clients to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing clients, which would result in lower sales and fee revenues;

•
Reducing the ability and/or willingness of our reinsurers to meet their obligations, or adversely affecting the availability and cost of reinsurance, which would negatively affect our operating results;

•	Affecting the access to, reliability of, and service levels provided by our non-affiliated distribution intermediaries, which could materially affect our sales, redemptions and business operations;
•	Increasing competition from stronger rivals in a more consolidated financial services industry, driven by regulatory action or other opportunistic transactions;
•	Causing regulators to change the laws and regulations that affect us, which may result in greater compliance costs and restrictions on our ability to do business;
•
Encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses;

•	Changing the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies, which may adversely affect our financial statements;
•	Reducing our ability to access existing or to obtain new financing in support of our business on favorable terms, or eliminating our ability to access existing or obtain new financing at all; and
•
Damaging our reputation indirectly by association with the industries most seriously affected by market and economic developments, or directly due to a decline in investment performance or service levels, which may affect our ability to retain existing clients or attract new clients;

Any of these negative effects may materially and adversely affect our business, revenues, earnings, sales, assets under management, financial condition and results of operations.

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

PHL VARIABLE INSURANCE COMPANY

Date: November 14, 2008	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer