Form 10-K
period 2008-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2009-03-30
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 15, 2009, there were 500 shares of the registrant’s common stock outstanding.

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

PART I

Item 1.

Business

Description of Business

We provide life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life insurance product line is focused on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

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

Universal Life: Universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments. Premiums, net of expenses, and the resulting accumulated account balances are allocated to our general account for investment. The policyholder’s account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed contractual limits.

Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs. These secondary guarantees are provided through a “shadow account” design, which provides for a monthly test that determines if the policy will remain in effect when the policy’s cash value is insufficient to cover monthly charges. In 2008, 10% of universal life sales contained secondary guarantees.

We also offer an indexed universal life product that provides death benefit protection and the opportunity to invest policy value in any combination of three different accounts. It can be allocated to a fixed account that earns interest at a declared rate or in two indexed accounts that earn an annual index credit based on the positive performance of the S&P 500 Index.

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

Annuity Products

We offer a variety of variable annuities to meet the accumulation and preservation needs of the affluent and high-net-worth market. Deferred annuities, in which funds accumulate for a number of years before periodic payments begin, enable the contract owner to save for retirement and provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income immediately.

Deposits, net of expenses, may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. In separate investment accounts, the contract owner bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the contract owner’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services.

We also offer a single-premium deferred equity index annuity registered with the Securities and Exchange Commission (“SEC”), featuring a choice of three equity-indexed accounts and a fixed account. Each of the indexed accounts earns an annual index credit based on the positive performance of the S&P 500 Index.

Contract owners also may elect certain enhanced living benefit guarantees for which they are assessed a specific charge. For example, our guaranteed minimum withdrawal benefit (“GMWB”) option guarantees an income stream for the lifetime of the contract owners and their spouses. Our major sources of revenue from annuities are mortality and expense fees charged to the contract owner, generally determined as a percentage of the market value of any underlying separate account balances, and the excess of investment income over credited interest for funds invested in our general account. We also earn a portion of the fees we collect for the management of the various investment accounts.

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

In 2007, we established the Alternative Retirement Solutions unit to develop innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers. In 2008, we were the first company to launch a hybrid insurance/investment product, which wraps a lifetime income guarantee around an investor's managed account assets.

Underwriting and Mortality Risk Management

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges. Underwriting also involves determining the amount and type of reinsurance appropriate for a particular type of risk.

We believe we have particular expertise in evaluating the underwriting risks relevant to our target market. We believe this expertise enables us to make appropriate underwriting decisions, including, in some instances, the issuance of policies on more competitive terms than other insurers would offer. The Phoenix Companies, Inc. (“PNX”) has a long tradition of underwriting innovation. In 1955, we were the first insurance company to offer reduced rates to women. We were among the first companies to offer reduced rates to non-smokers across all policy lines, beginning in 1967. In 2006, we became the first insurer to offer premium discounts over time for policyholders who maintain a healthy weight in the years after the initial underwriting decision. Our underwriting team includes doctors and other medical staff to ensure, among other things, that we are focused on current developments in medical technology.

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

Our life insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We use a variety of methods to evaluate certain policy applications, such as those where the size of the policy sought is particularly large, or where the applicant is an older individual, has a known medical impairment or is engaged in a hazardous occupation or hobby. Consistent with industry practice, we require medical examinations and other tests depending upon the age of the applicant, their risk profile and the size of the proposed policy.

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

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, we remain liable to our policyholders for ceded insurance if any reinsurer fails to meet its obligations. Since we bear the risk of nonpayment by one or more of our reinsurers, we only enter into agreements with well-capitalized, highly rated insurers and we actively monitor their financial condition and ratings throughout the term of the contract. While our current retention limit on any one life is $10 million ($12 million on second-to-die cases), we may cede amounts below those limits on a case-by-case basis depending on the characteristics of a particular risk. Typically our reinsurance contracts allow us to reassume ceded risks after a specified period. This right is valuable where our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

See Note 3 to our financial statements in this Form 10-K for additional information.

The following table lists our five principal life reinsurers.

	As of December 31, 2008
	Reinsurance	Face Amount of	Reinsurer’s
	Receivable	Life Insurance	A.M. Best
Principal Reinsurers:	Balances	Ceded	Rating
	($ in thousands)	($ in millions)
RGA Reinsurance Company(1)	$136,560	$19,041	A+
Swiss Re Life & Health America, Inc(2)	$113,446	$8,457	A+
AEGON USA(3)	$97,945	$13,345	A+
Munich American	$51,789	$2,061	A+
Scottish Re US Inc(4)	$46,057	$6,364	C-

———————

(1)

Note Allianz was acquired by RGA in July 2004.

(2)

Swiss Re includes Reassure America.

(3)

Note Transamerica Financial and Transamerica Occidental Life are both subsidiaries of AEGON.

(4)

Scottish Re (US) rating as of December 31, 2008 was C-. Rating as of March 30, 2009 is E (under regulatory supervision).

General Development of Business

PHL Variable Insurance Company (“PHL Variable”) was incorporated in Connecticut in 1981. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this Form 10-K and is not incorporated into this report by reference.)

Our indirect parent, Phoenix Life, was organized in Connecticut in 1851. In 1992, in connection with its merger with Home Life Insurance Company, Phoenix Life redomiciled to New York.

On June 25, 2001, the effective date of its demutualization, Phoenix Life converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of PNX. At the same time, PNX also completed an initial public offering and listed its shares on the New York Stock Exchange.

The following chart illustrates our corporate structure as of December 31, 2008.

THE PHOENIX COMPANIES, INC.

100%	100%
PHOENIX LIFE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

100%
PM HOLDINGS, INC.

100%	Various %s

PHL VARIABLE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

Item 1A.

Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity.

Our business, financial condition, and results of operations have been, and are expected to continue to be, materially and adversely affected by unfavorable general economic developments, as well as by specific related factors such as the performance of the debt and equity markets and changes in interest rates.

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. For example, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of policies. Accordingly, the risks we face related to general economic and business conditions are more pronounced given the severity and magnitude of recent adverse economic and market conditions experienced.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

•

Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our profitability.

•

Asset-based fee revenues related to our variable life and annuity products have declined and may continue to decline. Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage.

•

The attractiveness of certain of our products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our products or our financial strength may cause existing clients to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing clients, which would result in lower sales and fee revenues.

These extraordinary economic and market conditions have materially and adversely affected us. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Losses due to defaults by others, including issuers of fixed income securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) could adversely affect our business, financial condition and results of operations.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on business, financial condition and results of operations. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our business, financial condition and results of operations.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

The unprecedented current market conditions have made it difficult to value certain illiquid securities in our investment portfolio because trading has become less frequent and/or market data less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our ability and intent to hold the securities to recovery. Given current market conditions and liquidity concerns, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit, probability of collecting contractual cash flows and our ability and intent to hold the investment to maturity, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our profitability, financial condition and liquidity.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including increased withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

The amount of statutory capital that we have and the amount of statutory capital that we must hold to meet rating agency and other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market and credit market conditions and changes in rating agency models.

We conduct the vast majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. The RBC formula for our insurance company subsidiaries establishes capital requirements relating to insurance, business, asset and interest rate risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a disproportionate rate. This reduces the statutory surplus used in calculating our RBC ratios. We have recently taken capital management actions to bolster our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements.

Downgrades to debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

Rating agencies assign Phoenix Life and its subsidiaries financial strength ratings based on their opinions of the company’s ability to meet its financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades could adversely affect our reputation and, hence, our relationships with existing distributors and our ability to establish additional distributor relationships. If this were to occur, we might experience a decline in sales of certain products and the persistency of existing customers. At this time, we cannot estimate the impact of specific rating agency actions on sales or persistency. A significant decline in our sales or persistency could have a material adverse effect on our financial results. Any rating downgrades may also result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

We have recently been downgraded and had our outlook revised adversely. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ with a negative outlook. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009. On October 31, 2008, Standard & Poor’s downgraded our financial strength rating to BBB+ from A-. They also revised our outlook to negative from stable. On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3. On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable. On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On October 31, 2008, Fitch downgraded our financial strength rating to A from A+ and maintained its negative outlook. Further, on September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd.,

Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In light of the difficulties experienced recently by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response.

Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These could increase policy surrenders and withdrawals, adversely affect relationships with distributors and reduce new sales.

Our profitability may decline if investment returns, mortality rates, persistency rates, funding levels, expenses or other factors differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected investment returns, claims, expected persistency of these policies and the expected level and pattern of premium payments into these policies. We use assumptions for equity market returns, investment portfolio yields, and mortality rates, or likelihood of death, of our policyholders in pricing our products. Pricing also incorporates the expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next, as well as the assumed level and pattern of premium payments and the cost we incur to acquire and administer policies.

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance suggest that the reasons for purchasing our products are changing, and we have experienced an increase in life insurance sales to older individuals. The effect that these changes may have on our actual experience and profitability is not yet well understood.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts), the permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on inforce policies or contracts may adversely affect our relationships with distributors and future sales. Furthermore, some of our inforce business consists of products that do not permit us to adjust the charges and credited rates of inforce policies or contracts.

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on profitability. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. In particular, equity market movements and our performance have a significant effect on investment returns. Accordingly, sustained and significant changes in the equity markets, such as we have experienced recently, could have an effect on deferred policy acquisition cost amortization. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2008, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. Accordingly, such adjustments have had, and may in the future have, a material adverse effect on our results of operations or financial condition.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. Recent adverse economic and market conditions may exacerbate the inability or unwillingness of our reinsurers to meet their obligations. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. Recent adverse economic and market conditions may decrease the availability and increase the cost of reinsurance. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We depend on non-affiliated distribution for our product sales and if our relationships with these distributors were harmed, we could suffer a loss in revenues.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was a subsidiary of State Farm Mutual Automobile Company (“State Farm”). Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 25% of our total life insurance premiums. In 2008, State Farm accounted for approximately 72% and National Life Group accounted for approximately 13% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $254 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. On March 3, 2009, State Farm informed us that it intends to suspend the sale of our products pending a re-evaluation of the relationship between the companies. On March 4, 2009, National Life Group informed us that it intends to suspend the sale of our products. Effective March 12, 2009, National Financial Partners (“NFP”) suspended sales of Phoenix products. In 2008, NFP accounted for approximately 11% of our total life insurance premiums. We may not be able to establish or maintain satisfactory relationships with State Farm, National Life Group or other distributors if our ratings, products or services are not competitive. Further, in light of recent adverse economic and market developments, our access to, the reliability of, and service levels provided by our non-affiliated distribution intermediaries may be adversely affected. Accordingly, our business, sales, redemptions, revenues and profitability may be materially affected.

Our business operations and profitability could be adversely affected by inadequate performance of third-party relationships.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure, application systems support, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs.

We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and adversely affect our profitability.

We face strong competition in our businesses from insurance companies and other financial services firms. This competition could impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively. Larger firms may be able better withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital. We may also be subject to claims by competitors that our products infringe on their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

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

We also benefit from certain tax benefits, including but not limited to, performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also consider from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our consolidated net income or loss could decline.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. Moreover, they are administered and enforced by a number of different governmental authorities. These authorities include state insurance regulators, state securities administrators, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Justice, and state attorneys general. In light of recent events involving certain financial institutions and the current financial crisis, it is possible that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

Each of the authorities that regulate us exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. For example, in the last few years we have been involved in disputes relating to certain portions of our discontinued group accident and health reinsurance business. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. We have had inquiries relating to market timing and distribution practices in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While no regulatory authority has ever taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, it is possible that the U.S. government will heighten its oversight of the financial services industry in general or of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

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

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board.

For example, the U.S. government, under the EESA, conducted an investigation of fair value accounting during the fourth quarter of 2008 and has granted the SEC the authority to suspend fair value accounting for any registrant or group of registrants in its discretion. Similar actions may take place in the future. The impact of such actions on registrants who apply fair value accounting cannot be readily determined at this time; however, actions taken could have a material adverse effect on the financial condition and results of operations of companies, including ours, that apply fair value accounting.

It is possible that these and other future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could significantly affect our reported financial condition and results of operations.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008. The material weakness is described in Item 9A entitled “CONTROLS AND PROCEDURES” of this Annual Report on Form 10-K. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

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

Item 3.

Legal Proceedings

See Note 15 to our financial statements in this Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.

Submission of Matters to a Vote of Security Holders

We have omitted this information from this report as we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

We did not pay any dividends during the three years ended December 31, 2008.

Item 6.

Selected Financial Data

We have omitted this information from this report as we meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s narrative analysis of the results of operations is presented in lieu of Management’s
Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction (I)(2)(a) of Form 10-K.

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iii) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (iv) the effect of guaranteed benefits within our products; (v) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vi) downgrades in our debt or financial strength ratings; (vii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (viii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (ix) our dependence on non-affiliated distributors for our product sales; (x) our dependence on third parties to maintain critical business and administrative functions; (xi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xiii) other legislative or regulatory developments; (xiv) legal or regulatory actions; (xv) changes in accounting standards; (xvi) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; and (xvii) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for each of the two years in the period ended December 31, 2008. This discussion should be read in conjunction with our financial statements in this Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life and annuity business encompasses a broad range of product offerings. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives, but we also offer a portfolio of term life insurance products. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•

Mortality margins in our universal and variable universal life product lines. We earn cost of insurance (“COI”) fees based on the difference between face amounts and the account values (referred to as the net amount at risk or NAR). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

o

Number and face amount of policies sold;

o

Actual death claims net of reinsurance relative to our assumptions, a reflection of our underwriting and actuarial pricing discipline, the cost of reinsurance and the natural volatility inherent in this kind of risk; and

o

The policy funding levels or actual account values relative to our assumptions, a reflection of policyholder behavior and investment returns.

•

Fees on our life and annuity products. Fees consist primarily of asset-based (including mortality and expense charges) and premium-based fees which we charge on our variable life and variable annuity products and depend on the premiums collected and account values of those products. Asset-based fees are calculated as a percentage of assets under management within our separate accounts. Fees also include surrender charges. Non-asset-based fees are charged to cover premium taxes and renewal commissions.

•

Interest margins. Net investment income (“NII”) earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds.

•

Non-deferred expenses including expenses related to selling and servicing the various products offered by the Company, dividends to policyholders and other general business expenses.

•

Deferred policy acquisition cost amortization, which is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, investment income in excess of the amounts credited to policyholders, surrender and lapse rates, death claims and other benefit payments, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

•

Net realized investment gains or losses on our general account investments.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

Under GAAP, premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheet as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheet as an increase in policy liabilities and accruals.

Recent Economic Market Conditions and Industry Trends

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

These extraordinary economic and market conditions have materially and adversely affected us. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

In response to, and in some cases in addition to, recent economic and market conditions, we continue to be influenced by a variety of trends that affect the life insurance industry:

•

Statutory capital and surplus and risk-based capital (“RBC”) ratios. Regulated life insurance entities are subject to risk-based capital requirements which are a function of these entities’ statutory capital and surplus and risk-based capital requirements. The impact of economic and market environment has both reduced statutory capital and increased risk-based capital requirements in a variety of ways. For instance, realized losses reduce available capital and surplus, equity market declines increase the amount of statutory reserves that insurers are required to hold for variable annuity guarantees while increasing risk-based capital requirements and credit downgrades of securities increase risk-based capital requirements. We have recently taken capital management actions to improve our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements. We may take similar actions in the future.

•

Debt and Financial Strength Ratings. Recent adverse economic and market conditions have increased the number of debt and financial strength ratings for insurance companies being lowered or placed on negative outlooks. We have recently been downgraded and some of our ratings have negative outlooks. Please see “Management’s Narrative Analysis of the Results of Operations—Liquidity and Capital Resources.” Further downgrades and outlook changes related to us or the life insurance industry may occur at any time and without notice by any rating agency. Downgrades or outlook changes could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, reduce our ability to borrow and increase our future borrowing costs.

•

Regulatory Changes. We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. In light of recent events involving certain financial institutions and the current financial crisis, it is possible that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

•

Competitive Pressures. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively. Larger firms may be better able to withstand further market disruption, able to offer more competitive pricing and have superior access to debt and equity capital. We may also be subject to claims by competitors that our products infringe on their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage; for example, many non-insurance company providers of financial services are not subject to the costs and complexities of insurance regulation by multiple states. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

Results of Operations

	Years Ended		Increase (decrease) and
($ in thousands)	December 31,		percentage change
	2008	2007	2008 vs. 2007
REVENUES:
Premiums	$15,098	$18,602	$(3,504)	(19%)
Insurance and investment product fees	361,354	263,298	98,056	37%
Investment income, net of expenses	90,963	109,607	(18,644)	(17% )
Net realized investment losses	(172,055)	(7,043)	(165,012)	2,343%
Total revenues	295,360	384,464	(89,104)	(23%)

BENEFITS AND EXPENSES:
Policy benefits	218,415	168,395	50,020	30%
Policy acquisition cost amortization	262,132	120,041	142,091	118%
Other operating expenses	97,504	83,601	13,903	17%
Total benefits and expenses	578,051	372,037	206,014	55%
Income (loss) before income taxes	(282,691)	12,427	(295,118)	(2,375%)
Applicable income tax (expense) benefit	87,497	(1,122)	88,619	(7,898%)
Net income (loss)	$(195,194)	$11,305	$(206,499)	(1,827%)

2008 vs. 2007

Results for the year ended December 31, 2008 reflected negative impacts from the decline in equity markets and return on variable products. The net loss of $195,194 thousand in 2008 includes an unlocking of deferred policy acquisition costs resulting in accelerated amortization of $101,418 thousand as compared to an unlocking benefit of $1,649 thousand in 2007. It also reflects the adverse impact of the markets on our investments, specifically overall declines and credit spread widening, resulting in $172,055 thousand in realized capital losses including $52,057 thousand of debt security impairments and $118,511 thousand of derivative losses. Derivative losses were driven by increases in living benefit liabilities on certain of our variable products, which were fully reinsured by our parent company, Phoenix Life, until December 31, 2008. Phoenix Life hedged the reinsured liability with derivative assets on which it recorded realized gains during 2008. Effective December 31, 2008, we recaptured a portion of the reinsurance and began hedging the portion of the liability that was recaptured.

Mortality margins in universal life and variable universal life products increased to $163,077 thousand in 2008, compared to $94,924 thousand in 2007, or $68,153 thousand. This reflects an $87,709 thousand increase in cost of insurance fees, partially offset by a $19,556 thousand increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years. Other fee revenues increased by $9,109 thousand compared to the prior year.

Our universal life interest margins declined to negative $8,531 thousand in 2008, compared to negative $976 thousand in 2007, or $7,555 thousand. Our annuity interest margin declined to $15,376 thousand in 2008, compared to $26,514 thousand in 2007, or $18,693 thousand. These declines were primarily driven by lower yields on debt securities.

Non-deferred expenses increased to $97,505 thousand in 2008, compared to $83,600 thousand in 2007, or $13,905 thousand, reflecting increased allocations as the business grows. In addition, higher mortality margins, increasing in-force blocks, and the effect of a fourth quarter unlocking caused higher policy acquisition cost amortization of $281,333 thousand, compared to $122,189 thousand in 2007.

Recent Developments

On March 3, 2009, State Farm informed us that it intends to suspend the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 25% of our total life insurance premiums and approximately 72% of our annuity deposits.

On March 4, 2009, National Life Group also informed us that it intends to suspend the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 13% of our annuity deposits.

Effective March 12, 2009, National Financial Partners (“NFP”) suspended sales of Phoenix products. In 2008, NFP accounted for approximately 11% of our total life insurance premiums.

On March 23, 2009, Dona D. Young announced her retirement from PNX. James D. Wehr, Senior Executive Vice President and Chief Investment Officer will replace her as President and Chief Executive Officer.

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

The following are areas that we believe require significant judgments:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual term life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, and expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, and expenses and reinsurance costs and recoveries.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2008 and 2007.

Policy Liabilities and Accruals

Reserves are liabilities representing estimates of the amounts that will come due to our policyholders at some point in the future. GAAP prescribes the methods of establishing reserves, allowing some degree of managerial judgment.

See Note 2 to our financial statements in this Form 10-K for more information.

Embedded Derivative Liabilities

The fair value of our liability for guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders are calculated in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as modified by SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 requires a Credit Standing Adjustment. The Credit Standing Adjustment reflects the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the Credit Standing Adjustment by applying an average credit spread for companies similar to Phoenix when discounting the rider cash flows for calculation of the liability. This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation. For example, the December 31, 2008 fair value of $83,061 thousand would increase to $90,144 thousand if the chosen spread decreased by 50 basis points. If the chosen spread increased by 50 basis points the fair value would decrease to $78,569 thousand.

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

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2008
by Pricing Source:	Fixed	% of
($ in thousands)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$807,087	63%
Priced via matrices	231,969	18%
Priced via broker quotations	75,595	6%
Priced via other methods	75,676	6%
Short-term investments(1)	97,082	7%
Total	$1,287,409	100%

———————

(1)

Short-term investments are valued at amortized cost, which approximates fair value.

Other-Than-Temporary Impairments

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

Historically, for securitized financial asset securities subject to EITF Issue No. 99-20, we periodically updated our best estimate of cash flows over the life of the security. In estimating cash flows, we use assumptions based on current market conditions that we believe market participants would use. If the fair value was less than amortized cost, or there was an adverse change in the timing or amount of expected future cash flows since the prior analysis, an other-than-temporary impairment was recognized. Projections of future cash flows were subject to change based on new information regarding performance, data received from third party sources, and internal judgments regarding the future performance of the underlying collateral.

Beginning in the fourth quarter of 2008, we implemented FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. In addition to relying on our best estimate of cash flows that a market participant would use in determining fair value, we apply management judgment of the probability of collecting all amounts due. In making the other-than-temporary impairment assessment, information such as past events, current conditions, reasonable forecasts, expected defaults, and relevant market data are considered. Also as part of this analysis, we assess our intent and ability to retain until recovery those securities judged to be temporarily impaired.

The cost basis of these written-down investments is adjusted to fair value at the date the determination of an other-than-temporary impairment is made. The new cost basis is not changed for subsequent recoveries in value. For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value.

See Note 6 to our financial statements in this Form 10-K for more information.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $16,000 thousand on $224,113 thousand of deferred tax assets at December 31, 2008, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable.

We concluded that a valuation allowance on the remaining $208,113 thousand of deferred tax assets at December 31, 2008, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109.

We have elected to file a consolidated federal income tax return for 2008 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations affect the amount of any operating loss carryovers that we have now or in the future.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2008, we had current taxes payable of $1,247 thousand, including $52 thousand of unrecognized tax benefits.

See Note 10 to our financial statements in this Form 10-K for more information.

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

Debt and Equity Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2008, our general account debt securities, with a carrying value of $1,287.4 million, represented 90.1% of total general account investments. Public debt securities represented 78.6% of total debt securities, with the remaining 21.4% represented by private debt securities.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office (“SVO”) securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2008, our total below investment grade securities totaled $129.5 million, or 10.1%, of our total debt security portfolio. Of that amount, $85.4 million, or 6.6%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $44.2 million, or 3.4%, of our total debt security portfolio.

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

Debt Securities by Type and Credit Quality:	As of December 31, 2008
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$42,708	$43,689	$--	$--
State and political subdivision	5,715	6,536	--	--
Foreign government	17,462	16,608	13,625	13,522
Corporate	690,553	812,165	85,429	111,148
Mortgage-backed	282,782	350,898	4,055	4,055
Other asset-backed	118,647	188,215	26,433	45,392
Total debt securities	$1,157,867	$1,418,111	$129,542	$174,117
Percentage of total debt securities	89.9%	89.1%	10.1%	10.9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach has been to create a high level of industry diversification. The top five industry holdings as of December 31, 2008 in our debt securities portfolio are banking (5.7%), diversified financial services (4.0%), REITs (2.8%), insurance (2.7%) and electric utilities (2.6%).

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of December 31, 2008, 94% of the total residential portfolio was rated AAA or AA. We have $57,953 thousand of sub-prime exposure, $34,258 thousand of Alt-A exposure and $108,251 thousand of prime exposure, which combined amount to 13% of our general account. Substantially all of our sub-prime, Alt-A and prime exposure is investment grade, with 85% being AAA rated and another 7% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through December 31, 2008, we have taken impairments of $24,464 thousand on our residential mortgage-backed securities portfolio. This represents 9.1% of our total residential mortgage-backed securities portfolio and 1.5% of the general account. The losses consist of $9,096 thousand from prime, $8,682 thousand from Alt-A and $6,686 thousand from sub-prime.

Residential Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2008
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$67,316	$68,234	4.3%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	135,456	108,251	6.8%	89.6%	5.5%	0.5%	4.2%	0.2%
Alt-A	49,346	34,258	2.2%	67.1%	12.1%	2.7%	4.4%	13.7%
Sub-prime	79,372	57,953	3.7%	88.5%	6.5%	0.0%	4.3%	0.7%
Total	$331,490	$268,696	17.0%	89.1%	5.1%	0.6%	3.2%	2.0%

———————

(1)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2008
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$119,453	$96,991	6.1%	1.4%	5.0%	19.8%	38.9%	34.9%
AA	7,570	5,908	0.4%	0.0%	95.8%	0.0%	0.0%	4.2%
A	1,073	586	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	7,155	4,561	0.3%	0.0%	0.0%	17.7%	69.5%	12.8%
BB and below	205	205	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Total	$135,456	$108,251	6.8%	1.3%	9.7%	18.7%	37.8%	32.5%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2008
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$35,217	$22,990	1.4%	20.5%	23.1%	28.2%	22.2%	6.0%
AA	5,596	4,139	0.3%	0.0%	91.9%	0.0%	0.0%	8.1%
A	1,275	943	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	1,509	1,509	0.1%	0.0%	0.0%	100.0%	0.0%	0.0%
BB and below	5,749	4,677	0.3%	45.1%	54.9%	0.0%	0.0%	0.0%
Total	$49,346	$34,258	2.2%	19.9%	34.1%	23.3%	14.9%	7.8%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2008
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$67,262	$51,282	3.3%	32.3%	12.5%	22.1%	24.1%	9.0%
AA	8,324	3,734	0.2%	39.9%	0.0%	24.8%	0.0%	35.3%
A	--	4	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
BBB	3,359	2,506	0.2%	0.0%	100.0%	0.0%	0.0%	0.0%
BB and below	427	427	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Total	$79,372	$57,953	3.7%	31.2%	16.1%	21.2%	21.3%	10.2%

———————

(1)

Percentages based on Market Value.

Realized Gains and Losses

The following table presents certain information with respect to realized investment gains and losses including those on debt securities pledged as collateral, with losses from other-than-temporary impairment charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources of Realized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2008	2007	2006

Debt security impairments	$(52,057)	$(3,287)	$(411)
Debt security transaction gains	1,550	1,465	2,955
Debt security transaction losses	(2,952)	(2,827)	(7,253)
Other investment transaction gains (losses)	(85)	(51)	526
Net transaction losses	(1,487)	(1,413)	(3,772)
Realized gains (losses) on derivative assets and liabilities	(118,511)	(2,343)	1,723
Net realized investment losses	$(172,055)	$(7,043)	$(2,460)

Other-Than-Temporary Impairments

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and are other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given the significant market dislocations.

At the end of each reporting period, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

•

a deteriorating financial condition and quality of assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

been affected by any other factors that indicate that the fair value of the investment may have been negatively impacted.

A debt security impairment is deemed other-than-temporary if:

•

we do not have the ability and intent to hold an investment until a forecasted recovery of fair value up to (or beyond) the cost of the investment which, in certain cases, may mean until maturity; or

•

it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security.

Impairments due to deterioration in credit that result in a conclusion that non-collection is probable are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes that do not result in a conclusion that non-collection of contractual principal and interest is probable) may also result in a conclusion that an other-than-temporary impairment has occurred.

Further, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but now no longer has the ability and intent to hold until recovery, an impairment should be considered other-than-temporary, even if collection of cash flows is probable. The determination of the impairment is made when the assertion to hold to recovery changes, not when the decision to sell is made.

In determining whether collateralized securities are impaired, we obtain underlying mortgage data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

Fixed maturity other-than-temporary impairments taken in the later half of 2008 were concentrated in asset-backed securities and in corporate debt of service companies and financial institutions. These impairments were driven primarily by significant rating downgrades, bankruptcy or other adverse financial conditions of respective issuers. In our judgment, these credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other than temporary impairments. Total impairments taken in 2008 related to such credit-related circumstances were $39,268 thousand.

In addition, further impairments were taken as a result of circumstances where we cannot assert our ability or intent to hold for a period of time to allow for recovery of value. In certain of these circumstances the decrease in fair value, at the time the impairment was recorded, was driven primarily by market or sector credit spread widening or by liquidity concerns and we believe the recoverable value of the investment based on the expected cash flows is greater than the current fair value. The amount of impairments taken due to these factors was $12,789 thousand in 2008.

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other-than-temporary. This included securities with $135,402 thousand ($19,863 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue specific spreads to industry or sector spreads, specific trading activity in the issue, other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity.

Unrealized Gains and Losses

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2008
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$942,796	$171,389	$270,110	$501,297
Total amortized cost	1,254,592	187,861	323,272	743,459
Unrealized losses	$(311,796)	$(16,472)	$(53,162)	$(242,162)
Unrealized losses after offsets	$(46,232)	$(2,755)	$(8,075)	$(35,402)
Number of securities	734	128	204	402

Investment grade:
Unrealized losses	$(266,696)	$(10,408)	$(42,847)	$(213,441)
Unrealized losses after offsets	$(39,309)	$(1,956)	$(6,616)	$(30,737)

Below investment grade:
Unrealized losses	$(45,100)	$(6,064)	$(10,315)	$(28,721)
Unrealized losses after offsets	$(6,923)	$(799)	$(1,459)	$(4,665)

Total net unrealized losses on debt securities were $304,819 thousand (unrealized losses of $311,796 thousand less unrealized gains of $6,977 thousand).

For debt securities with gross unrealized losses, 85.0% of the unrealized losses after offsets for deferred policy acquisition costs and deferred income taxes pertain to investment grade securities and 15.0% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2008.

If we determine that the security is impaired, we write it down to its then current fair value and record an unrealized loss in that period.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2008
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Unrealized losses over 20% of cost	$(262,187)	$(221,627)	$(38,762)	$(1,798)
Unrealized losses over 20% of cost after offsets	$(38,512)	$(33,170)	$(5,105)	$(237)
Number of securities	324	285	37	2

Investment grade:
Unrealized losses over 20% of cost	$(222,482)	$(186,780)	$(34,847)	$(855)
Unrealized losses over 20% of cost after offsets	$(32,570)	$(27,868)	$(4,589)	$(113)

Below investment grade:
Unrealized losses over 20% of cost	$(39,705)	$(34,847)	$(3,915)	$(943)
Unrealized losses over 20% of cost after offsets	$(5,942)	$(5,302)	$(516)	$(124)

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

A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contract owner withdrawal. We closely monitor our liquidity requirements in order to match cash inflows with expected cash outflows, and employ an asset/liability management approach tailored to the specific requirements of each product line, based upon the return objectives, risk tolerance, liquidity, tax and regulatory requirements of the underlying products. In particular, we maintain investment programs intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with relatively long lives, such as life insurance, are matched with assets having similar estimated lives, such as long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments with short-term and medium-term fixed maturities.

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2008		2007
($ in thousands)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$114,613	3%	$34,807	1%
Subject to discretionary withdrawal without adjustment	467,144	14%	531,863	12%
Subject to discretionary withdrawal with market value adjustment	181,411	5%	252,525	6%
Subject to discretionary withdrawal at contract value less surrender charge	200,810	6%	355,558	8%
Subject to discretionary withdrawal at market value	2,364,913	72%	3,279,915	73%
Total annuity contract reserves and deposit fund liability	$3,328,891	100%	$4,454,668	100%

———————

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2008, we had approximately $491,308 thousand in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2008 were $33,852 thousand.

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

On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ with a negative outlook. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009. On October 31, 2008, Standard & Poor’s downgraded our financial strength rating to BBB+ from A-. They also revised our outlook to negative from stable.

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3.

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable.

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On October 31, 2008, Fitch downgraded our financial strength rating to A from A+ and maintained its negative outlook.

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

The financial strength ratings as of March 30, 2009 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative
Fitch	BBB+ (“Good”)	Rating Watch Negative
Moody’s	Baa2 (“Adequate”)	Negative
Standard & Poor’s	BBB- (“Good”)	Negative

These ratings are not a recommendation to buy or hold any of our securities.

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments(1):	As of December 31, 2008
($ in thousands)	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Contractual Obligations
Fixed contractual obligations(2)	$--	$--	$--	$--	$--
Other long-term liabilities(3)	18,554,981	666,154	1,239,175	1,270,102	15,379,550
Total contractual obligations	$18,554,981	$666,154	$1,239,175	$1,270,102	$15,379,550

———————

(1)

We had no commercial commitments outstanding as of December 31, 2008.

(2)

We have no fixed contractual obligations as all purchases are made by our parent company and the resulting expenses are allocated to us when incurred.

(3)

Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by us. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements in this Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2008 balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. We actively monitor the financial condition and ratings of our reinsurance partners throughout the term of the reinsurance contract. Due to the recent downgrade of Scottish Re, we will continue to closely monitor the situation and will reassess the recoverability of the reinsurance recoverable during the interim reporting periods of 2009. Based on our review of their financial statements, reputations in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

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

The levels of regulatory action, the trigger point and the corrective actions required are summarized below:

Company Action Level – results when Total Adjusted Capital falls below 100% of Company Action Level at which point the Company must file a comprehensive plan to the state insurance regulators;

Regulatory Action Level – results when Total Adjusted Capital falls below 75% of Company Action Level where in addition to the above, insurance regulators are required to perform an examination or analysis deemed necessary and issue a corrective order specifying corrective actions;

Authorized Control Level – results when Total Adjusted Capital falls below 50% of Company Action Level risk-based capital as defined by the NAIC where in addition to the above, the insurance regulators are permitted but not required to place the Company under regulatory control; and

Mandatory Control Level – results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the Company under regulatory control.

At December 31, 2008, our Total Adjusted Capital level was in excess of 325% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

See Note 14 to our financial statements in this Form 10-K for more information.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Enterprise Risk Management

PNX has a comprehensive, enterprise-wide risk management program under which PHL Variable operations are covered. The Chief Risk Officer reports to the Chief Financial Officer and monitors our risk management activities. We have established an Enterprise Risk Management Committee, chaired by the Chief Executive Officer, to establish risk management principles, monitor key risks and oversee our risk-management practices. Several management committees oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. PNX has established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing and measuring operational risks. This committee generally meets monthly and has a membership that represents all significant operating, financial and staff departments of PNX. Among the risks the committee reviews and manages and for which it provides general oversight are key person dependency risk, business continuity risk, disaster recovery risk and risks related to information technology systems.

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

•

credit risk, which relates to the uncertainty associated with the ongoing ability of an obligor to make timely payments of principal and interest; and

•

equity risk, which relates to the volatility of prices for equity and equity-like investments, such as venture capital partnerships.

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate Portfolio Management, Life and Annuity Finance, and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee (“ALCO”) chaired by the Chief Financial Officer.

We also measure, manage and monitor market risk associated with our general account investments, both those backing insurance liabilities and those supporting surplus. This process involves Corporate Portfolio Management and Goodwin, the Hartford-based asset management affiliate of PNX. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to “Management’s Narrative Analysis of the Results of Operations” for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2008, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2008
Financial Instruments:		-100 Basis		+100 Basis
($ in thousands)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$152,185	$152,307	$152,185	$152,063
Available-for-sale debt securities	1,287,409	1,322,866	1,287,409	1,252,316
Total	$1,439,594	$1,475,173	$1,439,594	$1,404,379

We use derivative financial instruments, primarily interest rate swaps, to manage our residual exposure to fluctuations in interest rates. We enter into derivative contracts with a number of highly rated financial institutions, to both diversify and reduce overall counterparty credit risk exposure.

We enter into interest rate swap agreements to reduce market risks from changes in interest rates. We do not enter into interest rate swap agreements for trading purposes. Under interest rate swap agreements, we exchange cash flows with another party at specified intervals for a set length of time based on a specified notional principal amount. Typically, one of the cash flow streams is based on a fixed interest rate set at the inception of the contract and the other is based on a variable rate that periodically resets. No premium is paid to enter into the contract and neither party makes payment of principal. The amounts to be received or paid on these swap agreements are accrued and recognized in net investment income.

The table below shows the interest rate sensitivity of our general account interest rate derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

Interest Rate Sensitivity of Derivatives:	As of December 31, 2008
($ in thousands)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Equity futures	$129,019	0.2	18,830	$18,551	$18,272
Interest rate swaps	100,000	9.8	25,731	15,839	6,822
Put options	175,000	10.0	66,414	56,265	47,469
Swaptions	190,000	0.9	23,975	10,928	4,501
Totals – general account	$594,019		$134,950	$101,583	$77,064

See Note 8 to our financial statements in this Form 10-K for more information on derivative instruments.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through Goodwin, the asset management affiliate of PNX, we employ a staff of experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure. In addition to monitoring counterparty exposures under current market conditions, exposures are monitored on the basis of a hypothetical “stressed” market environment involving a specific combination of declines in stock market prices and interest rates and a spike in implied option activity.

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of mutual funds and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques.

Certain annuity products sold by us contain guaranteed minimum death benefits. The guaranteed minimum death benefit (“GMDB”) feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2008 and 2007, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $674,788 thousand and $42,461 thousand, respectively. This is our exposure to loss should all of our contract owners have died on either December 31, 2008 or 2007. See Note 7 to our financial statements in this Form 10-K for more information.

Certain life and annuity products sold by us contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The guaranteed minimum accumulation benefit (“GMAB”) guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The guaranteed minimum withdrawal benefit (“GMWB”) guarantees that a policyholder can withdraw 5% for life regardless of market performance. The guaranteed minimum income benefit (“GMIB”) guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $49,253 thousand and $11,179 thousand at December 31, 2008 and 2007, respectively. The GAAP reserves totaled $139,612 thousand and $7,381 thousand at December 31, 2008 and 2007, respectively.

We perform analysis with respect to the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and fees earned. EGPs could increase or decrease with these movements in the equity market. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization. Periodically, we also perform analysis with respect to the sensitivity of a change in assumed mortality as it is critical to the development of the EGPs related to our universal life insurance business.

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2008 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $744 thousand, before taxes.

If, instead, at December 31, 2008 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $982 thousand, before taxes.

See Note 4 to our financial statements in this Form 10-K for more information regarding deferred policy acquisition costs.

Foreign Currency Exchange Risk Management

Foreign currency exchange risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our functional currency is the U.S. dollar. Our exposure to fluctuations in foreign exchange rates against the U.S. dollar primarily results from our holdings in non-U.S. dollar-denominated debt securities which are not material to our financial statements at December 31, 2008.

Item 8.

Financial Statements and Supplementary Data

The Financial Statements required by this item are presented beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation and the identification of a material weakness in our internal control over financial reporting, as further discussed below under “Management’s Annual Report on Internal Control over Financial Reporting”, these officers have concluded that, as of December 31, 2008, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our Financial Statements included in this Annual Report were prepared in accordance with GAAP and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of our consideration of the events and circumstances giving rise to the material weakness and these procedures, we concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that, as of December 31, 2008, the Company had a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations and other comprehensive loss. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Additionally, this control deficiency could have resulted in misstatement of the financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on criteria in Internal Control – Integrated Framework issued by the COSO.

Remediation Plan

In the first half of 2009 we intend to hire internal resources, or to otherwise engage external resources, to provide dedicated expertise to oversee accounting for income taxes. These resources will complete effective control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2008, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in the first half of 2009, we intend to hire internal resources, or to otherwise engage external resources, to provide dedicated expertise to ensure proper accounting for income taxes.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

We have omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 11.

Executive Compensation

We have omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

We have omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

We have omitted this information from this report as the registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

Item 14.

Principal Accounting Fees and Services

The following is a description of the fees earned by PricewaterhouseCoopers LLP (PwC) for services rendered to the Company for each of the two years in the period ended December 31, 2008:

($ in thousands)	2008	2007

Audit fees	$649	$623
Audit-related fees	--	--
Tax fees	--	--
All other fees	12	--
Total fees	$661	$623

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

Audit-related and Tax Fees: There were no other audit-related and tax fees incurred for each of the two years in the period ended December 31, 2008.

All Other Fees: With the exception of $12 thousand of fees associated with the statutory examination of PHL Variable, the Company did not incur any additional charges from PricewaterhouseCoopers LLP for other services rendered to the Company for matters such as general consulting for each of the two years in the period ended December 31, 2008.

Audit Committee: A Special Meeting of the Board of Directors of the Company was held on December 23, 2005. The Company recommended and the Board established an Audit Committee. For each of the two fiscal years in the period ended December 31, 2008, neither the Board of Directors nor the Audit Committee had preapproved any audit, audit-related, recurring or non-audit services.

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

PHL VARIABLE INSURANCE COMPANY

(Registrant)

Dated:	March 30, 2009	By: /s/ Philip K. Polkinghorn
Philip K. Polkinghorn
President
(Principal Executive Officer)

Dated:	March 30, 2009	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 30, 2009	By: /s/ David R. Pellerin
David R. Pellerin
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 30, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

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

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Philip K. Polkinghorn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Philip K. Polkinghorn, Chief Executive Officer and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income and changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the financial statements, two significant distributors suspended sales of the Company’s products and the Company had downgrades from four rating agencies.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for reinsurance of long duration insurance contracts effective April 1, 2008.

/s/ PricewaterhouseCoopers, LLP

Hartford, Connecticut

March 30, 2009

PHL VARIABLE INSURANCE COMPANY

Balance Sheet

($ in thousands, except share data)

December 31, 2008 and 2007

	2008	2007

ASSETS:
Available-for-sale debt securities, at fair value	$1,287,409	$1,709,586
Policy loans, at unpaid principal balances	34,917	22,819
Other investments	102,681	1,251
Fair value option investments	4,091	--
Total investments	1,429,098	1,733,656
Cash and cash equivalents	152,185	108,200
Accrued investment income	14,804	17,518
Receivables	325,996	158,808
Deferred policy acquisition costs	1,065,128	1,009,612
Receivable from related parties	20,513	527
Other assets	37,089	20,214
Separate account assets	2,449,141	3,389,356
Total assets	$5,493,954	$6,437,891

LIABILITIES:
Policyholder deposit funds	$969,270	$1,134,635
Policy liabilities and accruals	1,386,611	1,103,139
Deferred income taxes	33,291	135,648
Payable to related parties	6,271	28,969
Other liabilities	116,929	48,304
Separate account liabilities	2,449,141	3,389,356
Total liabilities	4,961,513	5,840,051

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	723,152	553,218
Retained earnings (accumulated deficit)	(141,288)	53,906
Accumulated other comprehensive loss	(51,923)	(11,784)
Total stockholder’s equity	532,441	597,840
Total liabilities and stockholder’s equity	$5,493,954	$6,437,891

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

REVENUES:
Premiums	$15,098	$18,602	$13,575
Insurance and investment product fees	361,354	263,298	180,779
Investment income, net of expenses	90,963	109,607	129,325
Net realized investment losses	(172,055)	(7,043)	(2,460)
Total revenues	295,360	384,464	321,219

BENEFITS AND EXPENSES:
Policy benefits	218,415	168,395	154,951
Policy acquisition cost amortization	262,132	120,041	93,342
Other operating expenses	97,504	83,601	65,388
Total benefits and expenses	578,051	372,037	313,681
Income (loss) before income taxes	(282,691)	12,427	7,538
Income tax (expense) benefit	87,497	(1,122)	(1,070)
Net income (loss)	$(195,194)	$11,305	$6,468

FEES PAID TO RELATED PARTIES (NOTE 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(195,194)	$11,305	$6,468
Net unrealized investment losses	(40,139)	(9,095)	(1,277)
Net unrealized derivative instruments losses	--	--	(807)
Other comprehensive loss	(40,139)	(9,095)	(2,084)
Comprehensive income (loss)	$(235,333)	$2,210	$4,384

ADDITIONAL PAID-IN CAPITAL:
Capital contributions from parent	$169,934	$49,984	$--

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Net income (loss)	(195,194)	11,305	6,468
Adjustment for initial application of FIN 48 (Note 2)	--	(1,000)	--

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Other comprehensive loss	(40,139)	(9,095)	(2,084)
Change in stockholder’s equity	(65,399)	51,194	4,384
Stockholder’s equity, beginning of year	597,840	546,646	542,262
Stockholder’s equity, end of year	$532,441	$597,840	$546,646

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statement of Cash Flows

($ in thousands)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$(195,194)	$11,305	$6,468
Net realized investment losses	172,055	7,043	2,460
Investment (gains) losses	1,931	1,473	4,206
Deferred income taxes (benefit)	(85,666)	45,837	22,473
Increase in receivables	(281,490)	(126,150)	(6,939)
Increase in deferred policy acquisition costs	138,030	(280,566)	(177,237)
Increase in policy liabilities and accruals	401,684	410,942	213,754
Other assets and other liabilities change	(32,703)	7,867	(1,224)
Cash from operating activities	118,647	77,751	63,961

INVESTING ACTIVITIES:
Investment purchases	(1,455,006)	(890,909)	(1,007,973)
Investment sales, repayments and maturities	1,501,339	1,207,988	1,728,360
Cash from investing activities	46,333	317,079	720,387

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	172,657	266,750	223,309
Policyholder deposit fund withdrawals	(454,371)	(625,507)	(986,348)
Capital contributions from parent	160,719	25,000	--
Cash for financing activities	(120,995)	(333,757)	(763,039)
Change in cash and cash equivalents	43,985	61,073	21,309
Cash and cash equivalents, beginning of year	108,200	47,127	25,818
Cash and cash equivalents, end of year	$152,185	$108,200	$47,127

During the year ended December 31, 2008, we received $169,934 thousand in capital contributions, of which $83,785 thousand was in cash and $86,149 was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2008, 2007 and 2006

1.

Organization and Operations

PHL Variable Insurance Company (“PHL Variable”) is a life insurance company offering variable and fixed annuity and non-participating life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company. Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company.

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

Risks Associated with Current Economic Environment

Over the past year, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. For example, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of policies. Accordingly, the risks we face related to general economic and business conditions are more pronounced given the severity and magnitude of recent adverse economic and market conditions experienced.

2.

Basis of Presentation and Significant Accounting Policies (continued)

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. For example, in 2008 the value of our general account investments decreased by $250,374 thousand, before offsets, due to net unrealized losses on investments. A widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

•

Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our profitability.

•

Asset-based fee revenues related to our variable life and annuity products have declined and may continue to decline.

•

The attractiveness of certain of our products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our products or our financial strength may cause existing clients to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing clients, which would result in lower sales and fee revenues.

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

Adoption of new accounting standards

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”). The FSP revises EITF 99-20’s impairment guidance to make it consistent with the requirements of SFAS No. 115 for determining whether an other-than-temporary impairment has occurred. The FSP is effective for these financial statements. Our adoption of the FSP had no material effect on our financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which requires public entities to provide additional disclosures about transfers of financial assets. It also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. The FSP is effective for these financial statements. Our adoption of the FSP had no material effect on our financial statements.

On October 10, 2008, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurement (“SFAS 157”) in an inactive market. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 was effective upon issuance. Our adoption of FSP FAS 157-3 had no material effect on our financial condition or results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP introduces new disclosure requirements for credit derivatives and certain guarantees. The FSP is effective for these financial statements. Our adoption of the FSP had no material effect on our financial statements.

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

We adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $1,000 thousand, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007. See Note 10 to these financial statements for more information.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. We adopted SAB 108 on December 31, 2006 with no effect on our financial statements.

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

Other investments

Other investments primarily include derivative instruments. We use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable products. We recognize derivative instruments on the balance sheet at fair value. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, on the balance sheet, excluding embedded derivatives. Embedded derivatives are recorded on the balance sheet with the associated host contract.

We do not designate the purchased derivatives related to living benefits as hedges for accounting purposes. Changes in the fair value of derivative instruments are recognized in net realized investment gains (losses) in the period incurred.

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

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. The assumptions, in the aggregate, are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, and expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, and expenses and reinsurance costs and recoveries.

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as AICPA Statement of Position No. 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts (“SOP 03-1”), reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. In the event that we were to revise assumptions used for prior year cohorts, our estimate of projected account values would change and the related EGPs in the deferred policy acquisition cost amortization model would be unlocked, or adjusted, to reflect such change. Continued unfavorable experience on key assumptions, which could include decreasing separate account fund return performance, increasing lapses or increasing mortality could result in an unlocking which would result in an increase to deferred policy acquisition cost amortization and a decrease in the deferred policy acquisition costs asset. Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Separate account assets and liabilities

Separate account assets and liabilities related to policyholder funds are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and the related liability increases are excluded from benefits and expenses. Fees assessed to the contract owners for management services are included in revenues when services are rendered.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Net investment income and net realized investment gains (losses)

We recognize realized investment gains (losses) on asset dispositions on a first-in, first-out basis. We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. We adjust the cost basis of these written down investments to fair value at the date the determination of impairment is made and do not change the new cost basis for subsequent recoveries in value. For fixed maturities, we accrue the new cost basis to par or the estimated future cash flows over the expected remaining life of the security. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•

the financial condition of and near term prospects of the issuer.

A debt security impairment is deemed other-than-temporary if:

•

we do not have the ability and intent to hold an investment until a forecasted recovery of fair value up to (or beyond) the cost of the investment which, in certain cases, may mean until maturity; or

•

it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security.

Impairments due to deterioration in credit that result in a conclusion that non-collection is probable are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes that do not result in a conclusion that non-collection of contractual principal and interest is probable) may also result in a conclusion that an other-than-temporary impairment has occurred.

Further, in situations where we have asserted our ability and intent to hold a security to a forecasted recovery, but now no longer have the ability and intent to hold until recovery, an impairment should be considered other-than-temporary, even if collection of cash flows is probable. The determination of the impairment is made when the assertion to hold to recovery changes, not when the decision to sell is made.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accordingly, income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital, as applicable.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

3.

Reinsurance

We use reinsurance agreements to provide for greater diversification of business, control exposure to potential losses arising from large risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us; consequently, we establish reserves for amounts deemed or estimated to be uncollectible. To minimize our exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Due to the recent downgrade of Scottish Re, we will continue to closely monitor the situation and will reassess the recoverability of the reinsurance recoverable during the interim reporting periods of 2009.

Our reinsurance program varies based on the type of risk. Listed below are some examples and our most significant recent reinsurance agreements:

•

On all direct life insurance policies, the maximum of individual life insurance retained by us on any one life is $10 million on single life and joint first-to-die policies and $12 million for joint last-to-die policies, with excess amounts ceded to reinsurers.

•

We cede 70% to 90% of the mortality risk on most new issues of term insurance.

•

Effective January 1, 2008, we entered into an agreement to cede 50% to 75% of the risk in between $6.0 million to $10.0 million on universal life and variable universal life policies issued from January 1, 2006 through December 31, 2007, inclusive.

•

Effective September 30, 2008, we entered into an agreement to cede 90% of all the benefit risks on Phoenix Accumulator Universal Life III and IV policies issued on January 1, 2008 or later.

•

Effective November 30, 2008, we ceded all the benefit risks, net of existing reinsurance, on all the term life business inforce as of December 31, 2008, excluding the term plans introduced in 2008.

Direct Business and Reinsurance:	Year Ended December 31,
($ in thousands)	2008	2007	2006

Direct premiums	$91,872	$87,132	$71,350
Premiums ceded to reinsurers	(76,774)	(68,530)	(57,775)
Premiums	$15,098	$18,602	$13,575

Direct policy benefits incurred	$151,636	$85,898	$54,055
Policy benefits assumed from reinsureds	140	505	965
Policy benefits ceded to reinsurers	(113,207)	(44,707)	(26,398)
Policy benefits	$38,569	$41,696	$28,622

Direct life insurance in-force	$84,226,234	$70,502,325	$55,175,351
Life insurance in-force assumed from reinsureds	94,595	121,673	104,826
Life insurance in-force ceded to reinsurers	(64,400,218)	(48,687,754)	(40,820,818)
Life insurance in-force	$19,920,611	$21,936,244	$14,459,359
Percentage of amount assumed to net insurance in-force	0.47%	0.55%	0.72%

3.

Reinsurance (continued)

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $179,846 thousand, $126,699 thousand and $126,329 thousand, net of reinsurance, for the years ended December 31, 2008, 2007 and 2006, respectively.

Irrevocable letters of credit aggregating $27,712 thousand at December 31, 2008 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

4.

Deferred policy acquisition costs

Activity in Deferred Policy Acquisition Costs:	Year Ended December 31,
($ in thousands)	2008	2007	2006

Policy acquisition costs deferred	$284,659	$400,607	$270,577
Costs amortized to expenses:
Recurring costs	(281,333)	(122,189)	(94,429)
Realized investment gains (losses)	19,201	2,148	1,087
Deferred policy acquisition cost offset – ceded reserve and expense allowance	(160,556)	--	--
Offsets to net unrealized investment gains or losses included in other comprehensive income (loss) (Note 12)	193,545	27,426	(4,930)
Change in deferred policy acquisition costs	55,516	307,992	172,305
Deferred policy acquisition costs, beginning of year	1,009,612	701,620	529,315
Deferred policy acquisition costs, end of year	$1,065,128	$1,009,612	$701,620

Upon completion of a study during the fourth quarter of 2008, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, lapse experience, expense, net investment income, and separate account investment return. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. We also updated our projected separate account investment return assumption to the long term investment return as of January 1, 2009. The impact was to fully absorb the actual investment performance through December 31, 2008 into the amortization of deferred policy acquisition cost amortization and the projection of benefits under SOP 03-1 for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) riders. The greatest impact of the unlocking was on the annuity block, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization for the annuity block of $100,318 thousand and an increase in the GMIB and GMDB reserves of $10,899 thousand and $3,760 thousand, respectively. The UL/VUL lines had an increase of $924 thousand to pre-tax net income due to unlocking.

During 2007, we updated our system for calculating the SOP 03-1 reserves for guaranteed minimum death benefits, resulting in a release in the benefit reserve and a corresponding increase in deferred policy acquisition cost amortization for the year. The effects of these adjustments resulted in an overall $1,649 thousand pre-tax benefit to net income.

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

5.

Policy liabilities and accruals

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 3.00% to 5.25% as of December 31, 2008, less administrative and mortality charges.

6.

Investing Activities

Debt and equity securities

Fair Value and Cost of Debt Securities:	As of December 31,
($ in thousands)	2008		2007
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$42,708	$43,689	$65,774	$64,884
State and political subdivision	5,715	6,536	11,029	11,134
Foreign government	31,087	30,130	30,423	27,716
Corporate	775,982	923,313	975,058	998,982
Mortgage-backed	286,837	354,953	358,479	372,733
Other asset-backed	145,080	233,607	268,823	288,927
Available-for-sale debt securities	$1,287,409	$1,592,228	$1,709,586	$1,764,376

Unrealized Gains (Losses) from	As of December 31,
Debt Securities:	2008		2007
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$1,189	$(2,170)	$1,193	$(303)
State and political subdivision	--	(821)	11	(116)
Foreign government	1,206	(249)	2,732	(25)
Corporate	2,632	(149,963)	8,774	(32,698)
Mortgage-backed	1,691	(69,807)	2,654	(16,908)
Other asset-backed	259	(88,786)	875	(20,979)
Debt securities gains and losses	$6,977	$(311,796)	$16,239	$(71,029)
Debt securities net losses		$(304,819)		$(54,790)

Aging of Temporarily Impaired	As of December 31, 2008
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$2,753	$(84)	$1,856	$(2,086)	$4,609	$(2,170)
State and political subdivision	2,395	(137)	3,319	(684)	5,714	(821)
Foreign government	15,891	(248)	499	(1)	16,390	(249)
Corporate	322,514	(37,561)	259,454	(112,402)	581,968	(149,963)
Mortgage-backed	57,731	(14,981)	138,408	(54,826)	196,139	(69,807)
Other asset-backed	40,215	(16,623)	97,761	(72,163)	137,976	(88,786)
Total temporarily impaired securities	$441,499	$(69,634)	$501,297	$(242,162)	$942,796	$(311,796)

Below investment grade	$48,201	$(16,379)	$55,610	$(28,721)	$103,811	$(45,100)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(2,258)		$(4,665)		$(6,923)
Number of securities		332		402		734

Unrealized losses of below investment grade debt securities with a fair value of less than 80% of the securities amortized cost totaled $39,705 thousand at December 31, 2008 ($5,942 thousand after offsets for taxes and deferred policy acquisition cost amortization), of which $943 thousand is greater than 20% and over 12 months.

These securities are considered to be temporarily impaired at December 31, 2008 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

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

Unrealized losses of below investment grade debt securities with a fair value of less than 80% of the security’s amortized costs totaled $3,933 thousand at December 31, 2007, of which none have been in a significant loss position for greater than 12 months.

These securities are considered to be temporarily impaired at December 31, 2007 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2008	2007	2006

Debt securities	$(250,029)	$(41,468)	$2,956
Other investments	(345)	50	10
Net unrealized investment gains (losses)	$(250,374)	$(41,418)	$2,966

Net unrealized investment gains (losses)	$(250,374)	$(41,418)	$2,966
Applicable deferred policy acquisition costs (Note 4)	(193,545)	(27,425)	4,930
Applicable deferred income tax benefit	(16,690)	(4,898)	(687)
Offsets to net unrealized investment losses	(210,235)	(32,323)	4,243
Net unrealized investment losses included in other comprehensive income	$(40,139)	$(9,095)	$(1,277)

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2008 and 2007, we had on deposit securities with a fair value of $7,774 thousand and $7,370 thousand, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

6.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Year Ended December 31,
($ in thousands)	2008	2007	2006

Debt securities	$89,141	$105,342	$127,977
Other investments	2	162	148
Other income	113	421	--
Policy loans	1,677	1,472	581
Cash and cash equivalents	2,018	4,395	3,089
Total investment income	92,951	111,792	131,795
Investment expenses	(1,988)	(2,185)	(2,470)
Net investment income	$90,963	$109,607	$129,325

Net realized investment gains (losses)

Types of Realized Investment Gains (Losses):	Year Ended December 31,
($ in thousands)	2008	2007	2006

Debt security impairments	$(52,057)	$(3,287)	$(411)
Debt security transaction gains	1,550	1,465	2,955
Debt security transaction losses	(2,952)	(2,827)	(7,253)
Other investment transaction gains (losses)	(85)	(51)	526
Net transaction losses	(1,487)	(1,413)	(3,772)
Realized gains (losses) on derivative assets and liabilities	(118,511)	(2,343)	1,723
Net realized investment losses	$(172,055)	$(7,043)	$(2,460)

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Year Ended December 31,
($ in thousands)	2008	2007	2006

Debt security purchases	$(1,339,880)	$(883,282)	$(999,542)
Other investment purchases	(103,028)	(350)	(1,060)
Policy loan advances, net	(12,098)	(7,277)	(7,371)
Investment purchases	$(1,455,006)	$(890,909)	$(1,007,973)

Debt securities sales	$1,196,688	$816,170	$1,178,127
Debt securities maturities and repayments	268,509	390,297	549,483
Other investment sales	36,142	1,521	750
Investment sales, repayments and maturities	$1,501,339	$1,207,988	$1,728,360

The maturities of debt securities, by contractual sinking fund payment and maturity are summarized in the following table. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Maturities of Debt Securities:	As of December 31, 2008
($ in thousands)	Cost	Fair Value

Due in one year or less	$209,796	$207,422
Due after one year through five years	361,007	318,870
Due after five years through ten years	363,159	281,186
Due after ten years	658,266	479,931
Total	$1,592,228	$1,287,409

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in Insurance and investment product fees. In 2008 and 2007 there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in thousands)	2008	2007

Debt securities	$460,610	$494,660
Equity funds	1,459,448	2,213,164
Other	108,383	80,657
Total	$2,028,441	$2,788,481

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2008
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2008	$3,109	$5,706
Incurred	10,281	15,659
Paid	(3,809)	--
Liability balance as of December 31, 2008	$9,581	$21,365

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2007
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2007	$26,979	$3,568
Incurred	(21,813)	2,137
Paid	(2,057)	--
Liability balance as of December 31, 2007	$3,109	$5,705

———————

(1)

The reinsurance recoverable asset related to the GMDB was $0 thousand and $1,335 thousand as of December 31, 2008 and 2007, respectively.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

The GMWB guarantees the policyholder a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, these contracts have a feature that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive.

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

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we previously entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. However, as of December 31, 2008, we recaptured the GMAB for policies issued up to December 31, 2008 and the GMWB for policies issued up to December 31, 2007. The contract remains in place for future issues. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of December 31, 2008 and 2007, the embedded derivative liabilities for GMWB, GMAB, and GPAF are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2008 or 2007. For GPAF, there were $322 thousand benefit payments made for 2008 and an immaterial amount paid for 2007. See Note 11 to these financial statements for more information.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. As of recapture, we have begun to hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	December 31,
($ in thousands)	2008	2007

GMWB	$63,663	$(1,512)
GMAB	52,768	1,814
GPAF	1,597	1,373
Total embedded derivatives	$118,028	$1,675

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,022,891	$175,465	60
GMDB step up	1,334,746	476,867	60
GMDB earnings enhancement benefit (“EEB”)	49,978	7,291	60
GMDB greater of annual step up and roll up	28,080	15,165	63
Total GMDB at December 31, 2008	$2,435,695	$674,788

Combination	$5,105		59
GMAB	326,719		55
GMIB	449,877		60
GMWB	391,077		60
GPAF	15,071		75
Total at December 31, 2008	$1,187,849

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2008 and 2007, we held additional universal life benefit reserves of $56,051 thousand and $25,930 thousand, respectively.

8.

Derivative Instruments

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

We had no after-tax gains for the years ended December 31, 2008 and 2007 and recognized an after-tax gain of $1,241 thousand for the year ended December 31, 2006 (reported as other comprehensive income in Statement of Income, Comprehensive Income and Changes in Stockholder’s Equity), which represented the change in fair value of interest rate forward swaps which had been designated as cash flow hedges of the forecasted purchase of assets. For changes in the fair value of derivatives that are designated as cash flow hedges of a forecasted transaction, we recognize the change in fair value of the derivative in other comprehensive income. Amounts related to cash flow hedges that are accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction (the acquired asset) affects earnings. For the years 2008 and 2007, we had no reclassified after-tax gains and for the year 2006 we reclassified an after-tax gain of $1,241 thousand into earnings related to these derivatives.

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in General Account:			As of December 31,
($ in thousands)			2008
	Notional
	Amount	Maturity	Asset	Liability

Interest rate swaps	$100,000	2018	$15,839	$--
Swaptions	190,000	2009	10,928	--
Put options	175,000	2018	56,265	--
Futures contracts	129,019	2009	18,551	--
Total general account derivative instrument positions	$594,019		$101,583	$--

We held no derivative assets at December 31, 2007. See Note 7 to these financial statements for more information on our embedded derivatives related to our variable annuity guarantees.

Interest Rate Swaps

We maintain an overall interest rate risk-management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates. Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments. We use interest rate swaps that effectively convert variable rate cash flows to fixed cash flows in order to hedge the interest rate risks associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities.

Interest Rate Options

We use interest rate options, such as swaptions, to hedge against market risks to assets or liabilities from substantial changes in interest rates. An interest rate swaption gives us the right but not the obligation to enter into an underlying swap. Swaptions are options on interest rate swaps. All of our swaption contracts are receiver swaptions, which give us the right to enter into a swap where we will receive the agreed-upon fixed rate and pay the floating rate. If the market conditions are favorable and the swap is needed to continue hedging our inforce liability business, we will exercise the swaption and enter into a fixed rate swap. If a swaption contract is not exercised by its option maturity date, it expires with no value.

8.

Derivative Instruments (continued)

Exchange Traded Future Contracts

We use equity index futures to hedge the market risks from changes in the value of equity indices, such as S&P 500, associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities. Positions are short-dated, exchange-traded futures with maturities of three months.

Equity Index Options

The Company uses the following derivative contracts to hedge against market risks from changes in volatility, interest rates and equity indices associated with our Life and Annuity products:

•

Equity index options, such as S&P 500 puts for the variable annuity guaranteed minimum living benefit (GMAB/GMWB) rider liabilities;

•

Equity index options, such as S&P 500 European calls for the Equity Index Universal Life (EIUL); and

•

Equity index options, such as S&P European, Asian and Binary calls for the Equity Index Annuity (EIA).

An equity index put option affords the Company the right to sell a specified equity index at the established price determined at the time the instrument was purchased. The Company may use short-dated options, which are traded on exchanges or use long-dated over-the-counter options, which require entering into an agreement with another party (referred to as the counterparty).

An equity index call option affords the Company the right to buy a specified equity index at the established price determined at the time the instrument was purchased. The Company used exact-dated options, which are traded over-the-counter with another party (referred to as the counterparty) to closely replicate the option payoff profile embedded in EIA and EIUL liabilities.

9.

Fair value of Financial Instruments

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

9.

Fair Value of Financial Instruments (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Carrying Amounts and Estimated Fair Values	As of December 31,
of Financial Instruments:	2008		2007
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$152,185	$152,185	$108,200	$108,200
Debt securities	1,287,409	1,287,409	1,709,586	1,709,586
Policy loans	34,917	34,917	22,819	22,819
Financial assets	$1,474,511	$1,474,511	$1,840,605	$1,840,605

Investment contracts	$969,270	$986,908	$1,134,635	$1,139,325
Financial liabilities	$969,270	$986,908	$1,134,635	$1,139,325

The following table presents the financial instruments carried at fair value as of December 31, 2008, by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of December 31, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$8,459	$1,127,679	$151,271	$1,287,409
Derivative assets	--	101,583	--	101,583
Separate account assets	2,360,656	87,884	601	2,449,141
Fair value option investments	--	4,091	--	4,091
Total assets	$2,369,115	$1,321,237	$151,872	$3,842,224
Liabilities
Embedded derivative liabilities	$--	$--	$118,028	$118,028
Total liabilities	$--	$--	$118,028	$118,028

Fair value option investments include a structured loan asset valued at $4,091 thousand as of December 31, 2008. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were internally calculated or obtained from independent third-party broker quotes.

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

9.

Fair Value of Financial Instruments (continued)

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

SFAS 157 requires a credit standing adjustment. The credit standing adjustment reflects the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). SFAS 157 explicitly requires nonperformance risk to be reflected in fair value. The Company calculates the credit standing adjustment by applying an average credit spread for companies similar to Phoenix when discounting the rider cash flows for calculation of the liability. This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation.

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

Level 3 Financial Assets and Liabilities:	Year Ended December 31,
($ in thousands)	2008
	Assets	Liabilities

Balance, beginning of year	$267,185	$(1,675)
Purchases/(sales), net	(17,555)	--
Net transfers in and out of Level 3	(13,973)	--
Realized gains (losses)	(19,911)	(116,353)
Unrealized gains (losses) included in other comprehensive income (loss)	(63,942)	--
Amortization/accretion	68	--
Balance, end of year	$151,872	$(118,028)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(34,655)	$(116,353)

10.

Income Taxes

Allocation of Income Taxes:	Year Ended December 31,
($ in thousands)	2008	2007	2006

Income tax expense (benefit) attributable to:
Current	$(1,831)	$(44,715)	$(21,403)
Deferred	(85,666)	45,837	22,473
Income taxes applicable to net income (loss)	(87,497)	1,122	1,070
Other comprehensive loss	(16,690)	(4,898)	(1,121)
Income taxes applicable to comprehensive loss	$(104,187)	$(3,776)	$(51)
Income taxes recovered	$(13,262)	$(30,557)	$(24,094)

10.

Income Taxes (continued)

Effective Income Tax Rate:	Year Ended December 31,
($ in thousands)	2008	2007	2006

Income before income taxes	$(282,691)	$12,427	$7,538
Income taxes at statutory rate of 35.0%	(98,942)	4,350	2,638
Dividend received deduction	(2,584)	(1,803)	(1,572)
FIN 48 increase (decrease)	1,242	(975)	--
Tax interest	(2)	1	1
Valuation allowance increase	12,800	--	--
Other, net	(11)	(451)	3
Applicable income taxes (benefit)	$(87,497)	$1,122	$1,070
Effective income tax rates	31.0%	9.0%	14.2%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2008	2007

Deferred income tax assets:
Future policyholder benefits	$156,424	$145,582
Unearned premiums / deferred revenues	28,603	15,164
Investments	37,595	5,948
Net operating loss carryover benefits	1,491	--
Valuation allowance	(16,000)	--
Gross deferred income tax assets	208,113	166,694

Deferred income tax liabilities:
Deferred policy acquisition costs	237,947	296,687
Other	3,457	5,655
Gross deferred income tax liabilities	241,404	302,342
Deferred income tax liability	$33,291	$135,648

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

Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $16,000 thousand on $224,113 thousand of deferred tax assets at December 31, 2008, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable.

We concluded that a valuation allowance on the remaining $208,113 thousand of deferred tax assets at December 31, 2008, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109.

10.

Income Taxes (continued)

As of December 31, 2008, we had $1,491 thousand related to federal net operating losses which are scheduled to expire in 2028.

As of December 31, 2008, we had current taxes payable of $1,247 thousand.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease in reserves for uncertain tax benefits through a cumulative effect adjustment of approximately $1,000 thousand, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including the cumulative effect adjustment, we had approximately $1,840 thousand of total gross unrecognized tax benefits as of January 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2008	2007
($ in thousands)
Balance, beginning of year	$525	$1,840
Additions (reductions) for tax positions of prior years	1,242	(975)
Settlements with taxing authorities	(1,715)	(340)
Balance, end of year	$52	$525

The amount of unrecognized tax benefits at December 31, 2008 that would, if recognized, impact the annual effective tax rate upon recognition was $52 thousand.

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring in the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the unrecognized tax benefits that would have a material impact on the financial position of the company.

Our federal income tax returns are routinely audited by the IRS. During 2008, the IRS completed its examination of the 2004 and 2005 federal income tax returns. There is one issue, in the 2004 tax year, within the life insurance company tax group, which will proceed to the appeals level. The timing for resolution of this matter remains uncertain due to the nature of the appeals process. We do not believe that the appeals outcome will result in a material change in our financial position. Examinations have not commenced for tax years 2006 through 2007. We do not believe that the examination will result in a material change in our financial position. We are not currently under audit with any state taxing authorities.

We recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the twelve month periods ending December 31, 2008 and 2007 were not material. We did not have an accrual for the payment of interest and penalties as of December 31, 2008.

11.

Related Party Transactions

Capital Contributions

During the year ended December 31, 2008, we received $169,934 thousand in capital contributions from Phoenix Life, of which $83,785 thousand was in cash and $86,149 was in securities.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

11.

Related Party Transactions (continued)

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process. The expenses allocated to us were $221,925 thousand, $270,394 thousand and $203,521 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Amounts payable to Phoenix Life were $2,662 thousand and $27,263 thousand as of December 31, 2008 and 2007, respectively.

We have a contract with Phoenix Life whereby we cede to Phoenix Life certain of the liabilities related to guarantees on our annuity products. Because this contract does not transfer sufficient risk to qualify for reinsurance accounting, we account for ceded liabilities as a deposit asset. The asset on deposit with Phoenix Life was $2,150 thousand and $3,051 thousand at December 31, 2008 and 2007, respectively. This amount is included in our balance sheet in other general account assets. At December 31, 2008, the amount due from Phoenix Life under this contract was $4,808 thousand. At December 31, 2007, the amount due to Phoenix Life under this contract was $336 thousand.

Goodwin Capital Advisers, Inc. (“Goodwin”), an indirect wholly-owned subsidiary of PNX, provides investment advisory services to us for a fee. Investment advisory fees incurred by us for management of general account assets under this arrangement were $1,982 thousand, $2,172 thousand and $2,439 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Amounts payable to Goodwin were $1 thousand and $15 thousand, as of December 31, 2008 and 2007, respectively.

Effective August 2007, Phoenix Variable Advisors, Inc (“PVA”), an indirect wholly-owned subsidiary of Phoenix Life, became the investment advisor for the variable product separate accounts. They receive variable product separate account fees on our behalf and forward them to us, net of sub-advisory fees they paid. Amounts receivable from PVA for those fees were $170 thousand and $276 thousand as of December 31, 2008 and 2007, respectively.

Effective in 2009, Phoenix Equity Planning Corporation (“PEPCO”), an indirect wholly-owned subsidiary of PNX, is the principal underwriter of our annuity contracts. Outside broker-dealers are licensed to sell our annuity contracts as well. Prior to December 31, 2008, a subsidiary of Virtus Investment Partners, Inc., a former affiliate, served as the principal underwriter of our annuity contracts. We incurred commissions for contracts underwritten by the former affiliate of $47,810 thousand, $48,331 thousand and $38,062 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $186,112 thousand, $159,847 thousand and $105,993 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Amounts payable to Phoenix Life were $3,501 thousand and $13,684 thousand as of December 31, 2008 and 2007, respectively.

Premium processing services

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, at December 31, 2008 and 2007, we had amounts due to Phoenix Life of $2,766 thousand and $416 thousand, respectively. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity, a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, at December 31, 2008 and 2007, we had amounts due to Phoenix Life and Annuity of $27 thousand and $482 thousand, respectively. We do not charge any fees for this service.

In certain instances Phoenix Life and Phoenix Life and Annuity may receive premiums on behalf of PHL Variable. Amounts due from Phoenix Life were $591 thousand and $237 thousand as of December 31, 2008 and 2007, respectively. Amounts due from Phoenix Life and Annuity were $2,562 thousand and $15 thousand as of December 31, 2008 and 2007, respectively.

12.

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

13.

Other Comprehensive Income

Sources of	Year Ended December 31,
Other Comprehensive Income:	2008		2007		2006
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized losses on investments	$(303,833)	$(71,010)	$(46,067)	$(11,195)	$(1,332)	$(4,070)
Net realized investment losses on available-for-sale securities included in net income	53,459	30,871	4,649	2,100	4,298	2,793
Net unrealized investment gains (losses)	(250,374)	(40,139)	(41,418)	(9,095)	2,966	(1,277)
Net unrealized losses on derivative instruments	--	--	--	--	(1,241)	(807)
Other comprehensive income (loss)	(250,374)	$(40,139)	(41,418)	$(9,095)	1,725	$(2,084)
Applicable deferred policy acquisition cost amortization	(193,545)		(27,425)		4,930
Applicable deferred income tax benefit	(16,690)		(4,898)		(1,121)
Offsets to other comprehensive income	(210,235)		(32,323)		3,809
Other comprehensive loss	$(40,139)		$(9,095)		$(2,084)

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2008		2007
($ in thousands)	Gross	Net	Gross	Net

Unrealized losses on investments	$(306,376)	$(51,923)	$(56,002)	$(11,784)
Unrealized gains on derivative instruments	--	--	--	--
Accumulated other comprehensive loss	(306,376)	$(51,923)	(56,002)	$(11,784)
Applicable deferred policy acquisition costs	(231,418)		(37,873)
Applicable deferred income taxes	(23,035)		(6,345)
Offsets to other comprehensive income	(254,453)		(44,218)
Accumulated other comprehensive loss	$(51,923)		$(11,784)

14.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2008, 2007 and 2006, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and income taxes are recorded in accordance with the Statement of Statutory Accounting Principles No. 10, Income Taxes, which limits deferred income tax assets based on admissibility tests.

Connecticut Insurance Law requires that Connecticut life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Our risk-based capital was in excess of 325% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2008 and 2007.

Statutory Financial Data:	As of or For the Year Ended December 31,
($ in thousands)	2008	2007	2006

Statutory capital and surplus	$273,028	$167,436	$220,342
Asset valuation reserve	343	14,774	14,320
Statutory capital, surplus and asset valuation reserve	$273,371	$182,210	$234,662
Statutory gain (loss) from operations	$(138,012)	$(98,589)	$(33,094)
Statutory net income (loss)	$(187,032)	$(102,297)	$(33,994)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2009 without prior approval.

15.

Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, investor or investment advisor.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Regulatory Matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

For example, in the fourth quarter of 2008, the State of Connecticut Insurance Department initiated the on-site portion of a routine financial examination of PHL Variable for the five year period ending December 31, 2008.

Regulatory actions may be difficult to assess or quantify, may seek recovery of indeterminate amounts, including punitive and treble damages, and the nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

16.

Subsequent Events

On March 3, 2009, State Farm informed us that it intends to suspend the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 25% of our total life insurance premiums and approximately 72% of our annuity deposits.

On March 4, 2009, National Life Group also informed us that it intends to suspend the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 13% of our annuity deposits.

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative.

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable.

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3. The ratings remain on review for possible further downgrade as was previously announced on December 9, 2008.

On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained it negative outlook. On March 2, 2009, Standard and Poor’s downgraded our financial strength rating to BBB from BBB+. At the same time, Standard and Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009. The outlook is negative.

Effective March 12, 2009, National Financial Partners (“NFP”) suspended sales of Phoenix products. In 2008, NFP accounted for approximately 11% of our total life insurance premiums.

The actions by these key distribution partners and rating agencies will likely have a material adverse effect on our future results. We are currently assessing the impact of these recent developments on our business prospects, operations and strategy.

On March 23, 2009, Dona D. Young announced her retirement from PNX. James D. Wehr, Senior Executive Vice President and Chief Investment Officer will replace her as President and Chief Executive Officer.