Form 10-Q
period 2009-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2009-05-15
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

YES ☑      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☑

Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of May 12, 2009, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheet

($ in thousands, except share data)

March 31, 2009 (unaudited) and December 31, 2008

	Mar 31,	Dec 31,
	2009	2008

ASSETS:
Available-for-sale debt securities, at fair value	$1,293,677	$1,287,409
Policy loans, at unpaid principal balances	39,501	34,917
Other investments	112,944	102,681
Fair value option investments	3,908	4,091
Total investments	1,450,030	1,429,098
Cash and cash equivalents	32,153	152,185
Accrued investment income	15,359	14,804
Receivables	357,972	325,996
Deferred policy acquisition costs	1,037,646	1,065,128
Receivable from related parties	3,443	20,513
Other assets	40,977	37,089
Separate account assets	2,266,832	2,449,141
Total assets	$5,204,412	$5,493,954

LIABILITIES:
Policyholder deposit funds	$898,954	$969,270
Policy liabilities and accruals	1,405,696	1,386,611
Deferred income taxes	39,954	33,291
Payable to related parties	--	6,271
Other liabilities	41,055	116,929
Separate account liabilities	2,266,833	2,449,141
Total liabilities	4,652,492	4,961,513

CONTINGENT LIABILITIES (Note 9)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	743,152	723,152
Accumulated deficit	(139,489)	(141,288)
Accumulated other comprehensive loss	(54,243)	(51,923)
Total stockholder’s equity	551,920	532,441
Total liabilities and stockholder’s equity	$5,204,412	$5,493,954

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Income and Comprehensive Income

($ in thousands)

Three Months Ended March 31, 2009 and 2008

	2009	2008
REVENUES:
Premiums	$5,492	$(643)
Insurance and investment product fees	96,286	83,865
Net investment income	20,271	24,321
Net realized investment gains (losses)	10,112	(13,081)
Other-than-temporary impairment losses(1)	(8,054)	(6,948)
Total revenues	124,107	87,514

BENEFITS AND EXPENSES:
Policy benefits	55,025	51,015
Policy acquisition cost amortization	38,590	24,537
Other operating expenses	35,685	28,101
Total benefits and expenses	129,300	103,653
Loss before income taxes	(5,193)	(16,139)
Income tax benefit	1,154	7,109
Net loss	$(4,039)	$(9,030)

COMPREHENSIVE LOSS:
Net loss	$(4,039)	$(9,030)
Net unrealized investment losses	(1,095)	(5,639)
Comprehensive loss	$(5,134)	$(14,669)

———————

(1)

The 2009 amount represents gross impairments of $11,320 thousand less $3,266 thousand, which was recognized in other comprehensive loss.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,039)	$(9,030)
Net realized investment (gains) losses	(2,058)	20,029
Investment loss	(1,771)	(701)
Deferred income taxes	7,913	(4,014)
(Increase) decrease in receivables	(31,109)	110,711
(Increase) decrease in deferred policy acquisition costs	14,090	(102,276)
Increase (decrease) in policy liabilities and accruals	20,027	(41,643)
Other assets and other liabilities net change	(23,862)	10,363
Cash for operating activities	(20,809)	(16,561)

INVESTING ACTIVITIES:
Investment purchases	(497,000)	(156,476)
Investment sales, repayments and maturities	443,676	249,549
Cash from investing activities	(53,324)	93,073

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	57,051	82,265
Policyholder deposit fund withdrawals	(122,950)	(183,455)
Capital contributions from parent	20,000	32,785
Cash for financing activities	(45,899)	(68,405)
Change in cash and cash equivalents	(120,032)	8,107
Cash and cash equivalents, beginning of period	152,185	108,200
Cash and cash equivalents, end of period	$32,153	$116,307

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three Months Ended March 31, 2009 and 2008

	2009	2008
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$723,152	$553,218
Capital contributions from parent	20,000	42,000
Balance, end of period	$743,152	$595,218

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(141,288)	$53,906
Cumulative effect of FSP FAS 115-2	5,838	--
Adjusted beginning balance	(135,450)	53,906
Net loss	(4,039)	(9,030)
Balance, end of period	$(139,489)	$44,876

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(51,923)	$(11,784)
Cumulative effect of FSP FAS 115-2	(1,225)	--
Adjusted beginning balance	(53,148)	(11,784)
Other comprehensive loss	(1,095)	(5,639)
Balance, end of period	$(54,243)	$(17,423)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$532,441	$597,840
Change in stockholder’s equity	19,479	27,331
Balance, end of period	$551,920	$625,171

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three Months Ended March 31, 2009 and 2008

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

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. We have reclassified certain amounts for 2008 to conform with 2009 presentation.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. We employ significant estimates and assumptions in the determination of deferred policy acquisition costs; policyholder liabilities and accruals; the valuation of investments in debt and equity securities; and accruals for deferred income taxes and contingent liabilities. Our significant accounting policies are presented in the notes to our financial statements in our 2008 Annual Report on Form 10-K.

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three-month period in 2009 are not necessarily indicative of the results that may be expected for the year 2009. These unaudited financial statements should be read in conjunction with our financial statements in our 2008 Annual Report on Form 10-K.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand with a more modest loss in the first quarter of 2009. It is difficult to predict how long the current economic and market conditions will continue, whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, the lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Adoption of new accounting standards

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which further clarifies the application of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. FSP FAS 157-4 supersedes FSP FAS 157-3, which was effective upon issuance on October 10, 2008. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-4 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of FSP FAS 157-4 had no material effect on our financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which changes the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The FSP addresses how to evaluate whether an impairment is other than temporary, and modifies the existing requirement from the intent and ability to hold a security, to an assessment of whether it is more likely than not that the Company will be required to sell the security before recovery. Additionally, the guidance provides for the separation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. FSP FAS 115-2 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. The cumulative effect of our adoption was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

2.

Basis of Presentation and Significant Accounting Policies (continued)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Our adoption of this FSP had no material effect on our financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of GAAP-basis financial statements. The Standard is effective for us in 2009 and does not have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes requirements for the presentation of minority interests and for deconsolidation accounting. SFAS 160 was effective for us January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.

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

Significant Accounting Policies

Effective January 1, 2009, we changed our accounting policy related to net investment income and realized gains (losses) in conjunction with our adoption of FSP FAS 115-2. All other accounting policies are the same as filed in our 2008 Annual Report on Form 10-K.

Net Investment Income and Net Realized Investment Gains (Losses)

We recognize realized investment gains (losses) on asset dispositions on a first-in, first-out basis. We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporarily impaired. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery, and

•

the financial condition of and near term prospects of the issuer.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The applicable deferred policy acquisition costs and applicable income taxes, which offset realized investment gains and losses and other-than-temporary impairments, are each reported separately as components of net income.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Policy acquisition costs deferred	$28,304	$126,813
Costs amortized to expenses:
Recurring costs	(38,095)	(27,311)
Realized investment gains (losses)	(495)	2,774
Offsets to net unrealized investment gains or losses included in other comprehensive income	(13,391)	21,141
Cumulative effect of FSP FAS 115-2	(3,805)	--
Change in deferred policy acquisition costs	(27,482)	123,417
Deferred policy acquisition costs, beginning of period	1,065,128	1,009,612
Deferred policy acquisition costs, end of period	$1,037,646	$1,133,029

4.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	March 31, 2009		December 31, 2008
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$197,360	$198,031	$42,708	$43,689
State and political subdivision	5,670	6,533	5,715	6,536
Foreign government	31,526	29,591	31,087	30,130
Corporate	641,525	785,446	775,982	923,313
Commercial mortgage-backed	76,762	104,231	76,136	105,256
Residential mortgage-backed	193,912	230,947	205,499	242,933
CDO/CLO	52,886	91,296	40,564	93,206
Other asset-backed	94,036	142,694	109,718	147,165
Available-for-sale debt securities	$1,293,677	$1,588,769	$1,287,409	$1,592,228

Unrealized Gains (Losses) from Debt Securities:	March 31, 2009		December 31, 2008
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$1,274	$(1,945)	$1,189	$(2,170)
State and political subdivision	--	(863)	--	(821)
Foreign government	1,952	(17)	1,206	(249)
Corporate	3,087	(147,008)	2,632	(149,963)
Commercial mortgage-backed	97	(27,566)	37	(29,157)
Residential mortgage-backed	3,239	(40,274)	1,645	(39,079)
CDO/CLO	97	(38,507)	9	(52,651)
Other asset-backed	2	(48,660)	259	(37,706)
Debt securities gains and losses	$9,748	$(304,840)	$6,977	$(311,796)
Debt securities net losses		$(295,092)		$(304,819)

4.

Investing Activities (continued)

Aging of Temporarily Impaired	March 31, 2009
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$966	$(35)	$2,032	$(1,910)	$2,998	$(1,945)
State and political subdivision	2,377	(155)	3,293	(708)	5,670	(863)
Foreign government	970	(17)	--	--	970	(17)
Corporate	260,965	(29,144)	267,986	(117,864)	528,951	(147,008)
Commercial mortgage-backed	15,158	(4,322)	53,567	(23,244)	68,725	(27,566)
Residential mortgage-backed	5,663	(1,496)	113,299	(38,778)	118,962	(40,274)
CDO/CLO	5,551	(5,012)	45,684	(33,495)	51,235	(38,507)
Other asset-backed	21,224	(3,633)	68,989	(45,027)	90,213	(48,660)
Total temporarily impaired securities	$312,874	$(43,814)	$554,850	$(261,026)	$867,724	$(304,840)

Below investment grade	$40,218	$(15,319)	$115,599	$(102,297)	$155,817	$(117,616)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(2,438)		$(17,036)		$(19,474)

Number of securities		248		450		698

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $109,490 thousand at March 31, 2009 ($17,964 thousand after offsets for taxes and deferred policy acquisition cost amortization), of which $9,846 thousand is greater than 20% and over 12 months.

All of these securities are considered to be temporarily impaired at March 31, 2009 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

Aging of Temporarily Impaired	As of December 31, 2008
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$2,753	$(84)	$1,856	$(2,086)	$4,609	$(2,170)
State and political subdivision	2,395	(137)	3,319	(684)	5,714	(821)
Foreign government	15,891	(248)	499	(1)	16,390	(249)
Corporate	322,514	(37,561)	259,454	(112,402)	581,968	(149,963)
Commercial mortgage-backed	36,956	(12,465)	35,471	(16,692)	72,427	(29,157)
Residential mortgage-backed	20,775	(2,515)	101,488	(36,564)	122,263	(39,079)
CDO/CLO	7,289	(9,804)	29,403	(42,847)	36,692	(52,651)
Other asset-backed	32,926	(6,820)	69,807	(30,886)	102,733	(37,706)
Total temporarily impaired securities	$441,499	$(69,634)	$501,297	$(242,162)	$942,796	$(311,796)

Below investment grade	$48,201	$(16,379)	$55,610	$(28,721)	$103,811	$(45,100)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(2,258)		$(4,665)		$(6,923)
Number of securities		332		402		734

Unrealized losses of below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $39,705 thousand at December 31, 2008 ($5,942 thousand after offsets for taxes and deferred policy acquisition cost amortization), of which $943 thousand is greater than 20% and over 12 months.

4.

Investing Activities (continued)

These securities are considered to be temporarily impaired at December 31, 2008 as each of these securities has performed, and is expected to continue to perform, in accordance with their original contractual terms, and we have the ability and intent to hold these securities until they recover their value.

Other-Than-Temporary Impairments

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations.

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

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•

declared that it will default at a future point;

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

defaulted on payment obligations;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred.

Consistent with FSP FAS 115-2, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

4.

Investing Activities (continued)

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $140,770 thousand ($22,081 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

In general, the debt security types that were most severely depressed were corporate debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). These asset classes continued to be challenged by illiquid markets, rating agency downgrades and generalized credit spread widening. We did not intend to sell these underwater positions, nor was it more likely than not that we would sell these securities before recovery; therefore, the impairments were considered temporary.

Corporate Debt Securities

Corporate debt securities make up nearly 50% of the unrealized loss balance. Of these securities with unrealized losses, approximately 85% are of investment grade quality, of which approximately 40% are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 20% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have no direct mortgage loan or real estate holdings.

4.

Investing Activities (continued)

The three holdings with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term – With a fair value of $18,823 thousand and an unrealized loss of $31,068 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-call 5) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security.

•

Countrywide Alternative and Home Loans – With a fair value of $21,250 thousand and an unrealized loss of $10,034 thousand, this security group comprises subordinate mortgage backed securities. The majority are of investment grade quality. They are primarily backed by first lien mortgages. In general, there is an increasing delinquency pipeline and low levels of credit support. We have run numerous Intex scenarios using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. No impairment is required at this time as we do not intend to sell these securities and it is more likely than not that we will not have to sell prior to recovery.

•

Alesco Preferred Funding – With a fair value of $2,800 thousand and an unrealized loss of $7,200 thousand, these are multi-class, cash flow CDOs backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodologies used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security.

Effective January 1, 2009, we adopted FSP FAS 115-2 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of FSP FAS 115-2, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2009 were concentrated in asset-backed securities and in the corporate debt of service companies and financial institutions. These impairments were driven primarily by significant rating downgrades, bankruptcy or other adverse financial conditions of various issuers. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in 2009 through earnings related to such credit-related circumstances were $6,961 thousand.

4.

Investing Activities (continued)

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3,266 thousand in 2009.

A credit loss impairment is determined by taking the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, the difference will be accreted as interest income. Correspondingly, the change will be accounted for as a prospective adjustment to the accretable yield.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in	Three
Earnings on Debt Securities:	Months
($ in thousands)	Ended
March 31,
2009

Debt securities credit losses, beginning of period	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(1,633)
Less: Credit losses on securities sold	--
Less: Credit losses on securities impaired due to intent to sell	--
Add: Credit losses on previously impaired securities	--
Less: Increases in cash flows expected on previously impaired securities	--
Debt securities credit losses, end of period	$(11,267)

Private Equity

Our private equity holdings are reflected in other investments and are accounted for using the equity method of accounting. We assess these holdings for impairments based on whether an entity has:

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

4.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Debt securities	$20,705	$23,589
Policy loans	459	335
Other investments	(574)	25
Fair value option investments	(183)	--
Other income	--	90
Cash and cash equivalents	6	799
Total investment income	20,413	24,838
Investment expenses	(142)	(517)
Net investment income	$20,271	$24,321

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Total other-than-temporary debt impairment losses	$(10,227)	$--
Portion of loss recognized in other comprehensive income (before taxes)	3,266	--
Net debt impairment losses recognized in earnings	$(6,961)	$--

Debt security impairments	$(6,961)	$(6,948)
Other investments impairments	(1,093)	--
Total impairments	(8,054)	(6,948)
Debt security transaction gains	31	366
Debt security transaction losses	(229)	(1,759)
Other investments transaction gains (losses)	(3)	22
Net transaction losses	(201)	(1,371)
Realized gains (losses) on derivative assets and liabilities, not designated as hedging instruments	10,313	(11,710)
Net realized investment gains (losses), excluding impairments	10,112	(13,081)
Net realized investment gains (losses), including impairments	$2,058	$(20,029)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Debt securities	$18,052	$(29,981)
Other investments	94	165
Net unrealized investment gains (losses)	$18,146	$(29,816)

Net unrealized investment gains (losses)	$18,146	$(29,816)
Applicable deferred policy acquisition (costs) benefits	(19,830)	21,141
Applicable deferred income tax benefit	589	3,036
Offsets to net unrealized investment gains	(19,241)	24,177
Net unrealized investment losses included in other comprehensive income (loss)	$(1,095)	$(5,639)

4.

Investing Activities (continued)

Issuer and Counterparty Credit Exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of March 31, 2009, we held derivative assets, net of liabilities, with a fair value of $112,941 thousand. Derivative credit exposure was diversified with four different counterparties. We also had debt securities of these issuers with a carrying value of $14,457 thousand. Our maximum amount of exposure with these issuers was $127,398 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three-month periods ended March 31, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we previously entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. However, as of December 31, 2008, we recaptured the GMAB for policies issued up to December 31, 2008 and the GMWB for policies issued up to December 31, 2007. The contract remains in place for future issues. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of March 31, 2009 and December 31, 2008, the embedded derivative liabilities for GMWB, GMAB, and GPAF are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2008 or the first quarter of 2009. There were benefit payments made for GPAF of $322 thousand for 2008 and $275 thousand for the first quarter of 2009.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. As of recapture, we have begun to hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in thousands)	2009	2008

GMWB	$54,917	$63,663
GMAB	56,916	52,768
GPAF	1,631	1,597
Total embedded derivatives	$113,464	$118,028

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$932,658	$215,235	59
GMDB step up	1,247,176	541,099	60
GMDB earnings enhancement benefit (EEB)	44,327	10,066	60
GMDB greater of annual step up and roll up	26,039	16,678	63
Total GMDB at March 31, 2009	$2,250,200	$783,078

Combination Rider	$7,750		57
GMAB	303,312		55
GMIB	407,147		60
GMWB	414,125		60
GPAF	12,764		75
Total at March 31, 2009	$1,145,098

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,022,891	$175,465	60
GMDB step up	1,334,746	476,867	60
GMDB earnings enhancement benefit (“EEB”)	49,978	7,291	60
GMDB greater of annual step up and roll up	28,080	15,165	63
Total GMDB at December 31, 2008	$2,435,695	$674,788

Combination	$5,105		59
GMAB	326,719		55
GMIB	449,877		60
GMWB	391,077		60
GPAF	15,071		75
Total at December 31, 2008	$1,187,849

With the return of premium, the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

With the step up, the death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the elder original owner attaining a certain age. On and after the elder original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the elder original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

With EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With greater of annual step up and annual roll up, the death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the elder original owner attaining age 81. On and after the elder original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the elder original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2009 and December 31, 2008, we held additional universal life benefit reserves of $63,888 thousand and $56,051 thousand, respectively.

6.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of March 31,		As of December 31
General Account:			2009		2008
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$100,000	2018	$14,652	$--	$15,839	$--
Swaptions	190,000	2009	5,847	--	10,928	--
Put options	207,000	2018-2019	65,531	--	56,265	--
Futures contracts	102,444	2009	26,911	--	18,551	--
Total non-hedging derivative instruments	$599,444		$112,941	$--	$101,583	$--

See Note 5 to these financial statements for more information on our embedded derivatives related to our variable annuity guarantees.

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

6.

Derivative Instruments (continued)

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

Contingent Features

Certain of our derivative instruments contain provisions that require our insurance companies’ financial strength rating to be above a certain threshold. If our financial strength ratings were to fall below a specified rating threshold, certain counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or even trigger a termination of existing derivatives and/or future derivative transactions.

During the three months ended March 31, 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at March 31, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. However, none of the counterparties to these positions exercised their rights to request immediate payment, nor did they demand full collateralization. Additionally, none of the counterparties requested the termination of any existing derivative transactions.

As of March 31, 2009, we held no derivative instruments in a net liability position.

7.

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

7.

Fair Value of Financial Instruments (continued)

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

The following tables present the financial instruments carried at fair value by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of March 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$127,300	$1,015,165	$151,212	$1,293,677
Derivative assets	--	112,941	--	112,941
Separate account assets	2,180,743	86,069	20	2,266,832
Fair value option investments	--	3,908	--	3,908
Total assets	$2,308,043	$1,218,083	$151,232	$3,677,358
Liabilities
Embedded derivative liabilities	$--	$--	$113,464	$113,464
Total liabilities	$--	$--	$113,464	$113,464

Assets and Liabilities at Fair Value:	As of December 31, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$8,459	$1,127,679	$151,271	$1,287,409
Derivative assets	--	101,583	--	101,583
Separate account assets	2,360,656	87,884	601	2,449,141
Fair value option investments	--	4,091	--	4,091
Total assets	$2,369,115	$1,321,237	$151,872	$3,842,224
Liabilities
Embedded derivative liabilities	$--	$--	$118,028	$118,028
Total liabilities	$--	$--	$118,028	$118,028

7.

Fair Value of Financial Instruments (continued)

Carrying Amounts and Estimated Fair Values	As of March 31,		As of December 31,
of Financial Instruments:	2009		2008
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$32,153	$32,153	$152,185	$152,185
Debt securities	1,293,677	1,293,677	1,287,409	1,287,409
Policy loans	39,501	39,501	34,917	34,917
Financial assets	$1,365,331	$1,365,331	$1,474,511	$1,474,511

Investment contracts	$898,954	$914,154	$969,270	$986,908
Financial liabilities	$898,954	$914,154	$969,270	$986,908

Fair value option investments include a structured loan asset valued at $3,908 thousand as of March 31, 2009. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

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

As a result of the adoption of FAS 157-4 as described in Note 2 to these financial statements, we determine fair value as the price received in an orderly transaction. Thus, we evaluate broker pricing indications, if available, to determine whether the weight of evidence indicates that markets are inactive, or transactions are disorderly. In order to determine whether the volume and level of activity for an asset or liability has significantly decreased, we compare current activity with normal market activity for the asset or liability. We may observe a notable decrease in the number of recent transactions, and the significant decline or absence of a market for new issuances for the security or a similar security. If we do receive a broker pricing indication, we look for substantiation, such as a significant increase in implied liquidity risk premiums, yields, or performance indications when compared to the expected cash flow analysis. We look to see if the pricing indications have varied substantially in a short amount of time where no fundamental event or occurrence has prompted the large variation, or if there is a significant increase in the bid-ask spread. We review published indexes that may have been historically highly correlated with the fair values that no longer are representative of an active market. For corporate positions, we utilize TRACE, for which published trade activity is made available, to assess trading activity levels. For other positions, we rely on many factors such as the observable flows through Bloomberg, trading levels and activity as reported by market participants, and industry publications that speak to trading volume and current market conditions. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if there has been a significant decrease in the volume and level of activity for an asset, or group of similar assets.

Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market as stated above, because that can influence the determination and occurrence of an orderly transaction. In addition, we assess the period of the exposure to the market before measurement date to determine adequacy for customary marketing activities. Also, we look to see if it was marketed to a single or limited number of participants. We assess the financial condition of the seller, if available, to determine whether observed transactions may have been forced. If the trading price is an outlier when compared to similar recent transactions, we consider whether this is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly.

7.

Fair Value of Financial Instruments (continued)

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.

Structured Securities

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest cash flows relative to original cash flows. In addition, we apply reasonable management judgment to the probability of collectibility of all amounts due to us. After consideration is given to the available information relevant to the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data, and the financial condition of the issuer. Such factors as composite credit ratings, industry forecast and analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations are taken to the quoted fair value.

To determine fair values for certain structured, CLO and CDO assets for which current pricing indications either did not exist, or were based on inactive markets or sparse transactions, we utilized the following method.

For CLO and CDO assets, fair value was determined based on projected cash flows under default, recovery, collateral prepayment, and reinvestment spread assumptions which reflect the underlying collateral’s actual default experience, collateral performance, assessment of the collateral manager’s ability to actively manage and effect portfolio credit decisions, 12-month trailing credit migration trends in the bank loan and corporate debt markets, and historical studies, where available. An appropriate discount rate was then applied, determined by using a rate composed of the current U.S. Treasury rate, plus a current net credit spread derived from corporate bonds with the same credit rating, plus an additional spread for liquidity and structure relative to active markets, based on average life and credit rating. In addition to the level of implied liquidity spreads embedded in broker pricing indications, current AAA-rated CLO spreads and normalized liquidity spreads by rating, we also gave consideration to deal-specific characteristics, such as rating stability, credit subordination, collateral performance tests, collateral composition, collateral manager and default scenario sensitivity testing results to assess the available cushion against the emergence of future losses.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Therefore, the majority of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters. These positions are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps, options and credit default swaps.

Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives or other OTC trades, while taking into account the counterparty’s credit ratings, or our own credit ratings, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

7.

Fair Value of Financial Instruments (continued)

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark-to-market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

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

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets and Liabilities:	Three Months Ended March 31,
($ in thousands)	2009		2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$151,872	$(118,028)	$267,185	$(363)
Purchases/(sales), net	(12,733)	--	(3,042)	--
Net transfers	1,950	--	6,842	--
Realized gains (losses)	(3,924)	4,564	(5,430)	(11,320)
Unrealized gains (losses) included in other comprehensive income (loss)	13,709	--	(11,510)	--
Amortization/accretion	358	--	(632)	--
Balance, end of period	$151,232	$(113,464)	$253,413	$(11,683)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(3,924)	$4,564	$(6,948)	$(11,320)

8.

Income Taxes

For the three months ended March 31, 2009 and 2008, the effective income tax rates applicable to income from continuing operations differ from the 35.0% U.S. federal statutory tax rate. Items giving rise to the differences and the effects are as follows:

Analysis of Effective Income Tax Rates:	Three Months Ended
	March 31,
	2009	2008

Income tax benefit at statutory rate	$(35.0%)	$(35.0%)
Investment income not subject to tax	(8.4%)	(6.5%)
Valuation allowance increase	21.2%	0.0%
Effective income tax rates applicable to continuing operations	$(22.2%)	$(41.5%)

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three months ended March 31, 2009 has been computed based on the first three months of 2009 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2009. Additionally, for the three months ended March 31, 2009, we recognized an expense of $1,100 thousand to increase the valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets. Federal income tax expense for the three months ended March 31, 2008 has been calculated using estimated effective tax rates.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $14,200 thousand and $16,000 thousand on $211,961 thousand and $224,113 thousand of deferred tax assets at March 31, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable.

During the quarter ended March 31, 2009, we performed our quarterly assessment of net deferred tax assets. As a result of the assessment, we recorded an additional valuation allowance of $1,100 thousand at March 31, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $2,900 thousand and is included in accumulated deficit (see Note 2 to our financial statements in this Form 10-Q).

8.

Income Taxes (continued)

We concluded that a valuation allowance on the remaining $197,761 thousand of deferred tax assets at March 31, 2009, was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109.

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

Our federal income tax returns are routinely audited by the IRS. During 2008, the IRS completed its examination of the Company’s 2004 and 2005 federal income tax returns. There is one issue in the 2004 tax year within the life insurance company tax group which will proceed to the appeals level. We believe it is reasonably possible that the timing for resolution of this matter will occur in the next 12 months and may result in a material decline in the level of unrecognized tax benefits which may have an indirect impact on the Company. The IRS commenced their examination of the 2006 and 2007 federal income tax returns during the first quarter of 2009. State examinations are being conducted by Connecticut for the years 1996 through 2005 and New York for the years 2003 through 2005. We do not believe that these examinations will result in a material change to our financial position.

As of March 31, 2009, we had current taxes recoverable of $9,138 thousand.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three-month periods ending March 31, 2009 and 2008 were not material. We did not require an accrual for the payment of interest and penalties as of March 31, 2009.

9.

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

9.

Contingent Liabilities (continued)

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

For example, in the fourth quarter of 2008, the State of Connecticut Insurance Department initiated the on-site portion of a routine financial examination of PHL Variable’s annual statements for the five year period ending December 31, 2008.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, as well as other statements including, but not limited to, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iii) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (iv) the effect of guaranteed benefits within our products; (v) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vi) downgrades in our debt or financial strength ratings; (vii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (viii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (ix) our dependence on non-affiliated distributors for our product sales; (x) our dependence on third parties to maintain critical business and administrative functions; (xi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xiii) other legislative or regulatory developments; (xiv) legal or regulatory actions; (xv) changes in accounting standards; (xvi) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; (xvii) the risks related to a man-made or natural disaster; and (xviii) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2008 in our 2008 Annual Report on Form 10-K.

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

•

Competitive Pressures. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are better able to withstand further market disruption, able to offer more competitive pricing and have superior access to debt and equity capital. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

Outlook

The prospect of continued challenges in the economy, including the potential for an extended or deepening recession, will have further material adverse effects on our business, financial condition and results of operations. In such an environment we may face lower fees and net investment income from life and annuity products, additional net realized investment losses on our general account investments, including further other-than-temporary impairments, higher costs for guaranteed benefits, the potential for further deferred policy acquisition cost unlocking and possible further increases in the valuation allowance of our deferred tax asset.

Summary of Consolidated Results of Operations

Results for the quarter ended March 31, 2009 were a loss of $4,039 thousand compared to a loss of $9,030 thousand for the quarter ended March 31, 2008. The improved results were driven by realized investment gains in the first quarter of 2009 compared to realized investment losses in the first quarter of 2008, as well as improved mortality margins. These items were partially offset by higher non-deferred expenses and lower fee revenues. The realized investment losses of $13,081 thousand in the first quarter of 2008 were primarily driven by the increase in fair value of embedded derivative liabilities associated with guarantees on our annuity products. While the guarantees are reinsured, we do not receive reimbursement from the reinsurer until a claim is actually made on the guarantees.

Mortality margins in universal life and variable universal life products increased $7,131 thousand to $40,830 thousand in the first quarter of 2009 compared to $33,699 thousand in the first quarter of 2008. This reflects a $16,247 thousand increase in cost of insurance fees, partially offset by a $9,116 thousand increase in benefits. While fluctuations in mortality are inherent in our business, this improvement primarily reflects growth in the block of business over recent years.

Fee revenues for decreased $4,440 thousand to $16,985 thousand in the first quarter of 2009 compared to $21,425 thousand in the first quarter of 2008. The decrease was primarily driven by lower fee revenues of $3,139 thousand for universal life products and $1,300 thousand for variable annuity products. Our universal life interest margins declined by $932 thousand.

Non-deferred expenses increased $7,584 thousand to $35,685 thousand in the first quarter of 2009 compared to $28,101 thousand in the first quarter of 2008, primarily reflecting $7,700 thousand of sales-related expenses that the Company did not defer due to the decline in sales and severance costs of $1,500 thousand associated with the first phase of our workforce reductions resulting from decline in sales as well as a change in strategic direction of the Company.

Recent Developments

On April 15, 2009, Dona D. Young retired from The Phoenix Companies, Inc. and James D. Wehr replaced her as President and Chief Executive Officer. Thomas S. Johnson replaced her as Chairman of the Board.

Downgrades to Our Financial Strength and Debt Ratings

We have recently been downgraded and had our outlook revised adversely.

•

On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and maintained its negative outlook. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ with a negative outlook. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009.

•

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable.

•

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On May 4, 2009, we informed Fitch that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

Suspension of Distribution Relationships

On March 3, 2009, State Farm informed us that it was suspending the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 25% of our total life insurance premiums and approximately 72% of our annuity deposits.

On March 4, 2009, National Life Group also informed us that it was suspending the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 13% of our annuity deposits.

The actions by these key distribution partners and rating agencies have materially and adversely affected new sales and our relationships with distributors, and have reduced our ability to borrow. These actions could also increase policy surrenders and withdrawals and increase our future borrowing costs. We are currently assessing the impact of these recent developments on our business prospects, operations and strategy.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $14,200 thousand and $16,000 thousand on $211,961 thousand and $224,113 thousand of deferred tax assets at March 31, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable.

During the quarter ended March 31, 2009, we performed our quarterly assessment of net deferred tax assets. As a result of the assessment, we recorded an additional valuation allowance of $1,100 thousand at March 31, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $2,900 thousand and is included in accumulated deficit (see Note 2 to our financial statements in this Form 10-Q).

We concluded that a valuation allowance on the remaining $197,761 thousand of deferred tax assets at March 31, 2009, was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109.

See our 2008 Annual Report on Form 10-K for further information on critical accounting estimates related to deferred income taxes.

Other-Than-Temporary Impairments

Effective January 1, 2009, we adopted FSP FAS 115-2 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to our financial statements in this Form 10-Q. Investments whose value is considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is then further separated into the amount related to a credit loss as a charge to net realized investment losses included in our earnings, and the amount related to all other factors which is recognized in other comprehensive income. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.

Considerations we use in the impairment evaluation process include, but are not limited to:

•

the length of time and the extent to which the market value has been below cost or amortized cost;

•

the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

•

the potential for impairments in an entire industry sector or sub-sector;

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery;

•

unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

•

other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Historically, for securitized financial asset securities subject to EITF Issue No. 99-20, we periodically updated our best estimate of cash flows over the life of the security. In estimating cash flows, we used assumptions based on current market conditions that we believed market participants would use. When the value thus derived was less than amortized cost, and there was an adverse change in the timing or amount of expected future cash flows since the prior analysis, an other-than-temporary impairment was recognized. Projections of future cash flows were subject to change based on new information regarding performance, data received from third-party sources and internal judgments regarding the future performance of the underlying collateral.

Beginning in the fourth quarter of 2008, we implemented FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. In addition to relying on our best estimate of cash flows that a market participant would use in determining fair value, we apply management judgment of the probability of collecting all amounts due. In making the other-than-temporary impairment assessment, information such as past events, current conditions, reasonable forecasts, expected defaults and relevant market data are considered. Also as part of this analysis, we take an other-than-temporary impairment for those securities that we intend to sell and do not expect the fair value of the security to recover prior to the expected time of sale.

The cost basis of these investments is adjusted to fair value at the date the determination of an other-than-temporary impairment is made. The impairment amount is then further separated into the amount related to a credit loss as a charge to net realized investment losses included in our earnings and the amount related to all other factors which is recognized in other comprehensive income. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

Deferred Policy Acquisition Costs and Present Value of Future Profits

We amortize deferred policy acquisition costs and present value of future profits based on the related policy’s classification. For individual participating life insurance policies, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs and present value of future profits are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

Each year, we develop future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are projected for the estimated lives of the contracts. The amortization of deferred policy acquisition costs and present value of future profits requires the use of various assumptions, estimates and judgments about the future. In the aggregate the assumptions are considered important in the projections of EGPs. The assumptions developed as part of our annual process are based on our current best estimates of future events, which are likely to be different for each year’s cohort. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate our previously projected EGPs on a quarterly basis. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with studies and actual experience. Incorporated in each scenario are our current best estimate assumptions with respect to separate account returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries.

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions as needed to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-1 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-1 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at December 31, 2008.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	March 31,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$5,492	$(643)	$6,135	954%
Insurance and investment product fees	96,286	83,865	12,421	15%
Net investment income	20,271	24,321	(4,050)	(17%)
Net realized investment gains (losses)	10,112	(13,081)	23,193	177%
Other-than-temporary impairment losses(1)	(8,054)	(6,948)	(1,106)	16%
Total revenues	124,107	87,514	36,593	42%

BENEFITS AND EXPENSES:
Policy benefits	55,025	51,015	4,010	8%
Policy acquisition cost amortization	38,590	24,537	14,053	57%
Other operating expenses	35,685	28,101	7,584	27%
Total benefits and expenses	129,300	103,653	25,647	25%
Loss before income taxes	(5,193)	(16,139)	10,946	(68%)
Applicable income tax benefit	1,154	7,109	(5,955)	(84%)
Net loss	$(4,039)	$(9,030)	$4,991	(55%)

———————

(1)

The 2009 amount represents gross impairments of $11,320 thousand less $3,266 thousand, which was recognized in other comprehensive loss.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Results for the quarter ended March 31, 2009 were a loss of $4,039 thousand compared to a loss of $9,030 thousand for the quarter ended March 31, 2008. The improved results were driven by realized investment gains in the first quarter of 2009 compared to realized investment losses in the first quarter of 2008, as well as improved mortality margins. These items were partially offset by higher non-deferred expenses and lower fee revenues. The realized investment losses of $13,081 thousand in the first quarter of 2008 were primarily driven by the increase in fair value of embedded derivative liabilities associated with guarantees on our annuity products. While the guarantees are reinsured, we do not receive reimbursement from the reinsurer until a claim is actually made on the guarantees.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2009, our general account held debt securities with a carrying value of $1,293,677 thousand, representing 89.2% of total general account investments. Public debt securities represented 80.4% of total debt securities, with the remaining 19.6% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of March 31, 2009
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$197,360	$198,031	$--	$--
State and political subdivision	5,670	6,533	--	--
Foreign government	17,344	16,099	14,182	13,492
Corporate	543,943	634,449	97,582	150,997
Commercial mortgage-backed	75,822	101,515	940	2,716
Residential mortgage-backed	186,529	212,065	7,383	18,882
CDO/CLO	12,140	16,021	40,746	75,275
Other asset-backed	74,702	107,194	19,334	35,500
Total debt securities	$1,113,510	$1,291,907	$180,167	$296,862

Percentage of total debt securities	86.1%	81.3%	13.9%	18.7%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2009 in our debt securities portfolio are diversified banking (5.4%), diversified financial services (3.7%), insurance (2.6%), REITs (2.5%) and other foreign government (2.3%).

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, tighter credit standards and rising unemployment, continue to plague the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market, including sub-prime, Alt-A and prime, have increased beyond historical averages.

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of March 31, 2009, 93% of the total residential portfolio was rated AAA or AA. We have $49,766 thousand of sub-prime exposure, $26,397 thousand of Alt-A exposure and $104,039 thousand of prime exposure, which combined amount to 12% of our general account. Substantially all of our sub-prime, Alt-A, and prime exposure is investment grade, with 85% being AAA rated, and another 5% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. During the first quarter of 2009, impairments to residential mortgage-backed securities totaled $2,713 thousand or 1.1% of the residential mortgage-backed securities portfolio. These impairments consist of $520 thousand from prime, $1,493 thousand from Alt-A and $700 thousand from sub-prime.

Residential Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2009
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$65,561	$67,593	4.6%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	128,845	104,039	7.0%	91.2%	5.0%	0.5%	3.3%	0.0%
Alt-A	44,622	26,397	1.8%	61.9%	1.2%	3.3%	23.4%	10.2%
Sub-prime	83,493	49,766	3.4%	85.2%	6.6%	0.0%	6.4%	1.8%
Total	$322,521	$247,795	16.8%	89.2%	3.6%	0.6%	5.1%	1.5%

Prime Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$114,613	$94,847	6.4%	1.4%	5.3%	20.0%	37.4%	35.9%
AA	7,525	5,210	0.4%	0.0%	95.4%	0.0%	0.0%	4.6%
A	1,001	550	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	5,526	3,382	0.2%	0.0%	0.0%	25.1%	48.5%	26.4%
BB and below	180	50	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
Total	$128,845	$104,039	7.0%	1.3%	9.6%	19.1%	35.7%	34.3%

Alt-A Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$31,848	$16,335	1.1%	10.7%	23.7%	30.9%	26.6%	8.1%
AA	387	326	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
A	1,253	872	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	7,548	6,178	0.4%	0.0%	61.2%	38.8%	0.0%	0.0%
BB and below	3,586	2,686	0.2%	48.7%	51.3%	0.0%	0.0%	0.0%
Total	$44,622	$26,397	1.8%	10.0%	35.9%	28.2%	16.4%	9.5%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$65,367	$42,389	2.9%	29.7%	13.2%	22.1%	24.0%	11.0%
AA	8,251	3,290	0.2%	0.0%	0.0%	65.6%	0.0%	34.4%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	8,661	3,193	0.2%	40.6%	59.4%	0.0%	0.0%	0.0%
BB and below	1,214	894	0.1%	0.0%	100.0%	0.0%	0.0%	0.0%
Total	$83,493	$49,766	3.4%	27.9%	16.8%	23.2%	20.5%	11.6%

———————

(1)

Percentages based on Market Value.

Realized Gains and Losses

The following table presents certain information with respect to realized investment gains and losses, including those on debt securities pledged as collateral, with losses from other-than-temporary impairment charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2009	2008

Total other-than-temporary debt impairment losses	$(10,227)	$--
Portion of loss recognized in other comprehensive income (before taxes)	3,266	--
Net debt impairment losses recognized in earnings	$(6,961)	$--

Debt security impairments	$(6,961)	$(6,948)
Other investments impairments	(1,093)	--
Total impairments	(8,054)	(6,948)
Debt security transaction gains	31	366
Debt security transaction losses	(229)	(1,759)
Other investments transaction gains (losses)	(3)	22
Net transaction losses	(201)	(1,371)
Realized gains (losses) on derivative assets and liabilities, not designated as hedging instruments	10,313	(11,710)
Net realized investment gain (losses), excluding impairments	10,112	(13,081)
Net realized investment gains (losses), including impairments	$2,058	$(20,029)

Other-Than-Temporary Impairments

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations.

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

Our assessment of whether an investment in a debt or equity security is other-than-temporarily impaired includes whether the issuer has:

•

declared that it will default at a future point;

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

defaulted on payment obligations;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment has occurred.

Consistent with FSP FAS 115-2, in situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows.

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $140,770 thousand ($22,081 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

In general, the debt security types that were most severely depressed were corporate debt securities, residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”). These asset classes continued to be challenged by illiquid markets, rating agency downgrades and generalized credit spread widening. We did not intend to sell these underwater positions, nor was it more likely than not that we would sell these securities before recovery; therefore, the impairments were considered temporary.

Corporate Debt Securities

Corporate debt securities make up nearly 50% of the unrealized loss balance. Of these securities with unrealized losses, approximately 85% are of investment grade quality, of which approximately 40% are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 20% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have no direct mortgage loan or real estate holdings.

The three holdings with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term – With a fair value of $18,823 thousand and an unrealized loss of $31,068 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-call 5) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the security.

•

Countrywide Alternative and Home Loans – With a fair value of $21,250 thousand and an unrealized loss of $10,034 thousand, this security group comprises subordinate mortgage backed securities. The majority are of investment grade quality. They are primarily backed by first lien mortgages. In general, there is an increasing delinquency pipeline and low levels of credit support. We have run numerous Intex scenarios using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. No impairment is required at this time as we do not intend to sell these securities and it is more likely than not that we will not have to sell prior to recovery.

•

Alesco Preferred Funding – With a fair value of $2,800 thousand and an unrealized loss of $7,200 thousand, these are multi-class, cash flow CDOs backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodologies used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security.

Effective January 1, 2009, we adopted FSP FAS 115-2 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of FSP FAS 115-2, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2009 were concentrated in asset-backed securities and in the corporate debt of service companies and financial institutions. These impairments were driven primarily by significant rating downgrades, bankruptcy or other adverse financial conditions of various issuers. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in 2009 through earnings related to such credit-related circumstances were $6,961 thousand.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3,266 thousand in 2009.

A credit loss impairment is determined by taking the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, the difference will be accreted as interest income. Correspondingly, the change will be accounted for as a prospective adjustment to the accretable yield.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in	Three
Earnings on Debt Securities:	Months
($ in thousands)	Ended
March 31,
2009

Debt securities credit losses, beginning of period	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(1,633)
Less: Credit losses on securities sold	--
Less: Credit losses on securities impaired due to intent to sell	--
Add: Credit losses on previously impaired securities	--
Less: Increases in cash flows expected on previously impaired securities	--
Debt securities credit losses, end of period	$(11,267)

Private Equity

Our private equity holdings are reflected in other investments and are accounted for using the equity method of accounting. We assess these holdings for impairments based on whether an entity has:

•

announced that a restructuring will occur;

•

severe liquidity problems that cannot be resolved;

•

a bankruptcy filing;

•

a financial condition which suggests that future payments are highly unlikely;

•

a deteriorating financial condition and quality of underlying assets;

•

sustained significant losses during the current year;

•

announced adverse changes or events such as changes or planned changes in senior management, restructurings, and/or

•

any other factors that indicate that the fair value of the investment may have been negatively impacted.

Unrealized Gains and Losses

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2009
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$867,724	$70,018	$242,856	$554,850
Total amortized cost	1,172,564	79,422	277,266	815,876
Unrealized losses	$(304,840)	$(9,404)	$(34,410)	$(261,026)
Unrealized losses after offsets	$(49,625)	$(1,556)	$(6,322)	$(41,747)
Number of securities	698	72	176	450

Investment grade:
Unrealized losses	$(187,224)	$(4,378)	$(24,117)	$(158,729)
Unrealized losses after offsets	$(30,151)	$(816)	$(4,624)	$(24,711)

Below investment grade:
Unrealized losses	$(117,616)	$(5,026)	$(10,293)	$(102,297)
Unrealized losses after offsets	$(19,474)	$(740)	$(1,698)	$(17,036)

Total net unrealized losses on debt securities were $295,092 thousand (unrealized losses of $304,840 thousand less unrealized gains of $9,748 thousand).

For debt securities with gross unrealized losses, 60.8% of the unrealized losses after offsets pertain to investment grade securities and 39.2% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of March 31, 2009
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(251,453)	$(159,263)	$(66,002)	$(26,188)
Unrealized losses over 20% of cost after offsets	$(40,655)	$(26,217)	$(10,582)	$(3,856)
Number of securities	306	219	71	16

Investment grade:
Unrealized losses over 20% of cost	$(141,963)	$(83,508)	$(42,113)	$(16,342)
Unrealized losses over 20% of cost after offsets	$(22,691)	$(13,862)	$(6,423)	$(2,406)

Below investment grade:
Unrealized losses over 20% of cost	$(109,490)	$(75,755)	$(23,889)	$(9,846)
Unrealized losses over 20% of cost after offsets	$(17,964)	$(12,355)	$(4,159)	$(1,450)

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material affect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

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

On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and maintained its negative outlook. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ with a negative outlook. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009.

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

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On May 4, 2009, we informed Fitch that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

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

The financial strength ratings as of May 13, 2009 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative
Fitch	BBB+ (“Good”)	Rating Watch Negative
Moody’s	Baa2 (“Adequate”)	Negative
Standard & Poor’s	BBB- (“Good”)	Negative

These ratings are not a recommendation to buy or hold any of our securities.

See our 2008 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of March 31, 2009, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Risk Based Capital

At March 31, 2009, our estimated Total Adjusted Capital level was in excess of 250% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $214.8 million at March 31, 2009.

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

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2008 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of March 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

However, giving full consideration to the material weakness discussed below, we have performed additional analyses and other procedures in order to provide assurance that our financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. We intend to continue to perform these additional analyses and other procedures until both full remediation and testing of the remediation of the material weakness is complete. As a result of our consideration of the events and circumstances giving rise to the material weakness and these additional analyses and procedures, we concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weakness

As disclosed in our 2008 Annual Report on Form 10-K, management concluded that, as of December 31, 2008, the Company had a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent the Company from accurately reporting its financial results, result in material misstatements in its financial statements or cause it to fail to meet its reporting obligations. Additionally, this control deficiency could have resulted in misstatement of the financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on criteria in Internal Control – Integrated Framework issued by the COSO.

In response, the Company initiated a remediation plan as described in our 2008 Annual Report on Form 10-K. However, because these remedial actions are not yet complete and have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of March 31, 2009.

Remediation Plan

In 2009 we intend to complete the hiring of internal resources, or engage external resources, to provide dedicated expertise to oversee accounting for income taxes. These resources will complete effective control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in 2009, we intend to complete the hiring of internal resources, or the engagement of external resources, to provide dedicated expertise to ensure proper accounting for income taxes.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” below and Note 9 to our financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity. The following risk factors amend and restate the risk factors presented in our 2008 Annual Report on Form 10-K in their entirety.

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

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. Given current market conditions and liquidity concerns, our determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit, and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

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

•

On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and maintained its negative outlook. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook. On March 2, 2009, Standard & Poor’s downgraded our financial strength rating to BBB from BBB+ with a negative outlook. At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed with negative implications on February 10, 2009.

•

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative. On February 19, 2009, Moody’s Investor Service downgraded our financial strength rating to Baa1 from A3.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook. On January 15, 2009, A.M Best Company, Inc. affirmed our financial strength rating of A and changed our outlook to negative from stable.

•

On March 4, 2009, Fitch downgraded our financial strength rating to BBB+ from A and placed the rating on Rating Watch Negative. On May 4, 2009, we informed Fitch that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These downgrades have materially and adversely affected new sales and our relationships with distributors, and have reduced our ability to borrow. These could also increase policy surrenders and withdrawals and increase our future borrowing costs.

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

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was a subsidiary of State Farm Mutual Automobile Company (“State Farm”). Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 25% of our total life insurance premiums. In 2008, State Farm accounted for approximately 72% and National Life Group accounted for approximately 13% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $254 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. On March 3, 2009, State Farm informed us that it was suspending the sale of our products pending a re-evaluation of the relationship between the companies. On March 4, 2009, National Life Group informed us that it was suspending the sale of our products. This has materially adversely affected our revenues.

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

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are better able to withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital.

We may also be subject to claims by competitors that our products infringe on their patents. In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our profitability and financial condition could be materially and adversely affected.

In light of recent downgrades to our financial strength ratings and the loss or impairment of our relationships with several key distribution partners, we have initiated a new business plan that leverages existing manufacturing strengths and partnering capabilities to shift the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distribution partners. This plan shifts the focus of new business development to private labeling, expanding alternative retirement product solutions, and selling core products within existing distribution relationships as well as through new distribution channels. This new business plan may not succeed and may adversely affect our ability to retain existing customers, attract new customers or maintain our profitability.

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

We also benefit from certain tax benefits, including but not limited to, performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our consolidated net income or loss could decline.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. Moreover, they are administered and enforced by a number of different governmental authorities. These authorities include foreign regulators, state insurance regulators, state securities administrators, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of Justice, and state attorneys general. In light of recent events involving certain financial institutions and the current financial crisis, it is likely that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, consolidated operating results, financial condition or liquidity.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and March 31, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008 and March 31, 2009. The material weakness is described in Part I, Item 4 entitled “Controls and Procedures” of this Quarterly Report on Form 10-Q. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

We are exposed to the risks of natural and man-made disasters, which may adversely affect our operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions and pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations or financial condition. For example, a natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe natural disaster or pandemic could result in a substantial increase in mortality experience and have a significant negative impact on our capital and surplus. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of our business within such area and the general economic climate, which in turn could have an adverse affect on us. The possible macroeconomic effects of a pandemic could also adversely affect our investment portfolio. While recent widespread outbreaks of communicable diseases, such as the outbreak of swine flu experienced world-wide in April 2009, have not risen to the pandemic level and we have not been adversely affected thus far, a worsening of this outbreak, or the occurrence of another outbreak of a different communicable disease, may adversely affect our operations or financial condition in the future.

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

31.1	Certification of Philip K. Polkinghorn, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Philip K. Polkinghorn, President and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

May 15, 2009

By:

/s/ Peter A. Hofmann

Peter A. Hofmann

Senior Executive Vice President and Chief Financial Officer