Form 10-K/A
period 2008-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2009-08-14
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of PHL Variable Insurance Company (the “Company”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Form 10-K”). In Part II, Item 8 our auditors have amended the Report of Independent Registered Public Accounting Firm (the “Report”) to refer to the financial position of the Company at December 31, 2007, which was inadvertently omitted from the Report in the Original Form 10-K. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), Part II, Item 8 has been amended and restated in its entirety. Other than the revisions to Part II, Item 8 described above, there are no other changes to the Original Form 10-K. No amendments have been made to this Form 10-K/A to reflect events occurring after the filing of the Original Form 10-K or to modify or update those disclosures affected by subsequent events. In addition, as required by Rule 12b-15, new certifications by our principal executive officer and principal financial officer are included herein as exhibits.

PART II

Item 8.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

   PHL Variable Insurance Company:

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income and changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the financial statements, two significant distributors suspended sales of the Company's products and the Company had downgrades from four rating agencies.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for reinsurance of long duration insurance contracts effective April 1, 2008.

/s/ PricewaterhouseCoopers LLP

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

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2008, 2007 and 2006

1.

Organization and Operations

PHL Variable Insurance Company (“PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and non-participating life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company. Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company.

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

15.

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

16.

Subsequent Events (continued)

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Form 10-K/A include:

1.

Financial Statements. The financial statements listed in Part II of the Table of Contents to this Form 10-K/A are filed as part of this Form 10-K/A;

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

PHL VARIABLE INSURANCE COMPANY

(Registrant)

Dated:	August 14, 2009	By: /s/ Philip K. Polkinghorn
Philip K. Polkinghorn
President
(Principal Executive Officer)

Dated:	August 14, 2009	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 14, 2009	By: /s/ David R. Pellerin
David R. Pellerin
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated August 14, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

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