Form 10-Q
period 2009-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2009-08-14
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

YES ☐      NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 12, 2009, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheet

($ in thousands, except share data)

June 30, 2009 (unaudited) and December 31, 2008

	June 30,	Dec 31,
	2009	2008

ASSETS:
Available-for-sale debt securities, at fair value	$1,313,337	$1,287,409
Policy loans, at unpaid principal balances	45,875	34,917
Other investments	72,208	102,681
Fair value option investments	4,034	4,091
Total investments	1,435,454	1,429,098
Cash and cash equivalents	25,697	152,185
Accrued investment income	11,936	14,804
Receivables	349,637	321,312
Deferred policy acquisition costs	992,067	1,065,128
Receivable from related parties	8,506	20,513
Other assets	64,625	41,773
Separate account assets	2,547,514	2,449,141
Total assets	$5,435,436	$5,493,954

LIABILITIES:
Policyholder deposit funds	$784,609	$969,270
Policy liabilities and accruals	1,419,302	1,386,611
Deferred income taxes	36,017	33,291
Payable to related parties	999	6,271
Other liabilities	38,292	116,929
Separate account liabilities	2,547,514	2,449,141
Total liabilities	4,826,733	4,961,513

CONTINGENT LIABILITIES (Note 9)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	788,151	723,152
Accumulated deficit	(149,680)	(141,288)
Accumulated other comprehensive loss	(32,268)	(51,923)
Total stockholder’s equity	608,703	532,441
Total liabilities and stockholder’s equity	$5,435,436	$5,493,954

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Income and Comprehensive Income

($ in thousands)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Premiums	$3,944	$5,314	$9,437	$4,671
Insurance and investment product fees	97,666	87,717	193,952	171,582
Net investment income	21,949	22,990	42,220	47,311
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(14,653)	--	(25,973)	--
Portion of OTTI losses recognized in other comprehensive income	6,348	--	9,614	--
Net OTTI losses recognized in earnings	(8,305)	(5,388)	(16,359)	(12,336)
Net realized investment gains (losses), excluding OTTI losses	(8,412)	7,077	1,700	(6,004)
Total realized investment gains (losses)	(16,717)	1,689	(14,659)	(18,340)
Total revenues	106,842	117,710	230,950	205,224

BENEFITS AND EXPENSES:
Policy benefits	76,808	43,573	131,833	94,588
Policy acquisition cost amortization	6,198	38,755	44,788	63,292
Other operating expenses	33,265	25,707	68,950	53,807
Total benefits and expenses	116,271	108,035	245,571	211,687
Income (loss) before income taxes	(9,429)	9,675	(14,621)	(6,463)
Income tax (expense) benefit	(762)	(3,360)	391	3,748
Net income (loss)	$(10,191)	$6,315	$(14,230)	$(2,715)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(10,191)	$6,315	$(14,230)	$(2,715)
Net unrealized investment gains (losses)	23,559	(2,620)	22,811	(8,259)
Portion of OTTI losses recognized in other comprehensive income	(1,585)	--	(1,932)	--
Other comprehensive income (loss)	21,974	(2,620)	20,879	(8,259)
Comprehensive income (loss)	$11,783	$3,695	$6,649	$(10,974)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(14,230)	$(2,715)
Net realized investment losses	14,659	18,340
Investment income	631	2,365
Deferred income tax expense (benefit)	(7,857)	11,314
Increase in receivables	(31,471)	(8,780)
(Increase) decrease in deferred policy acquisition costs	5,477	(154,825)
Increase in policy liabilities and accruals	36,891	160,957
Other assets and other liabilities net change	(37,341)	(69,457)
Cash for operating activities	(33,241)	(42,801)

INVESTING ACTIVITIES:
Investment purchases	(1,181,044)	(380,465)
Investment sales, repayments and maturities	1,150,411	556,935
Cash from investing activities	(30,633)	176,470

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	102,674	168,853
Policyholder deposit fund withdrawals	(230,288)	(325,389)
Capital contributions from parent	65,000	63,785
Cash for financing activities	(62,614)	(92,751)
Change in cash and cash equivalents	(126,488)	40,918
Cash and cash equivalents, beginning of period	152,185	108,200
Cash and cash equivalents, end of period	$25,697	$149,118

During the six months ended June 30, 2009, the Company received $65,000 thousand in capital contributions, all of which was in cash. During the six months ended June 30, 2008, the Company received $73,000 thousand in capital contributions of which $63,785 thousand was in cash and $9,215 thousand was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500	$2,500	$2,500
Balance, end of period	$2,500	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$743,151	$595,218	$723,151	$553,218
Capital contributions from parent	45,000	31,000	65,000	73,000
Balance, end of period	$788,151	$626,218	$788,151	$626,218

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(139,489)	$44,876	$(141,288)	$53,906
Cumulative effect of FSP FAS 115-2	--	--	5,838	--
Adjusted beginning balance	(139,489)	44,876	(135,450)	53,906
Net income (loss)	(10,191)	6,315	(14,230)	(2,715)
Balance, end of period	$(149,680)	$51,191	$(149,680)	$51,191

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(54,242)	$(17,422)	$(51,922)	$(11,783)
Cumulative effect of FSP FAS 115-2	--	--	(1,225)	--
Adjusted beginning balance	(54,242)	(17,422)	(53,147)	(11,783)
Other comprehensive income (loss)	21,974	(2,620)	20,879	(8,259)
Balance, end of period	$(32,268)	$(20,042)	$(32,268)	$(20,042)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$551,920	$625,171	$532,441	$597,840
Change in stockholder’s equity	56,783	34,696	76,262	62,027
Balance, end of period	$608,703	$659,867	$608,703	$659,867

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and six-month periods in 2009 are not necessarily indicative of the results that may be expected for the year 2009. These unaudited financial statements should be read in conjunction with the financial statements in our 2008 Annual Report on Form 10-K.

The Company has evaluated the potential impact of subsequent events on the accompanying interim consolidated financial statements through August 14, 2009, the date of public issuance of this Quarterly Report on Form 10-Q. Please see Note 10 for additional information.

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

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand with a more modest loss of $14,230 thousand year-to-date 2009. While there are some early signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to emerge or whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, a lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Adoption of new accounting standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is intended to bring the existing audit standard into the GAAP hierarchy. SFAS 165 also adds a requirement to disclose the cut-off date used in the evaluation. SFAS 165 is effective for our second quarter 2009 reporting.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which further clarifies the application of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. FSP FAS 157-4 supersedes FSP FAS 157-3, which was effective upon issuance on October 10, 2008. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-4 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of FSP FAS 157-4 had no material effect on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which changes the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The FSP addresses how to evaluate whether an impairment is other than temporary, and modifies the existing requirement from the intent and ability to hold a security, to an assessment of whether it is more likely than not that the Company will be required to sell the security before recovery. Additionally, the guidance provides for the separation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. FSP FAS 115-2 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. The cumulative effect of our adoption was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Because this guidance in this FSP only concerns additional interim disclosures, our adoption resulted in additional disclosures in these financial statements but otherwise had no effect on our financial condition or results of operations.

In January 2009, the FASB issued FSP No. EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”). The FSP revises EITF 99-20’s impairment guidance to make it consistent with the requirements of SFAS No. 115 for determining whether an other-than-temporary impairment has occurred. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which requires public entities to provide additional disclosures about transfers of financial assets. It also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP introduces new disclosure requirements for credit derivatives and certain guarantees. The FSP was effective for us in the first quarter of 2009. Our adoption of the FSP had no material effect on our financial statements.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

FASB Accounting Standards Codification (“Codification”) is a single source of authoritative GAAP in a topically organized format. While not intended to change GAAP, the Codification changes the way in which the accounting literature is organized, with the objective of making it easier to research. It codifies previous level a-d GAAP issued by the various standard setters. It also supersedes the previous GAAP, except for guidance issued by the SEC. Any sources of GAAP not included in the Codification will be non-authoritative. Codification will be effective for interim and annual reporting periods ending after September 15, 2009.

On June 29, 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which replaces SFAS 162. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP—authoritative and non-authoritative.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity. SFAS 167 also adds a requirement for ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of SFAS 167 will have an impact on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the guidance for determining whether a transferor has surrendered control over transferred financial assets. SFAS 166 also provides guidance for when a financial asset should be derecognized. SFAS 166 is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of SFAS 166 will have an impact on our financial position and results of operations.

Significant Accounting Policies

Reinsurance

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts. Comparative amounts from prior periods have been adjusted to apply the new method retrospectively in these financial statements.

Net Investment Income and Net Realized Investment Gains (Losses)

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Policy acquisition costs deferred	$19,669	$91,304	$47,973	$218,117
Costs amortized to expenses:
Recurring costs	(9,024)	(40,943)	(47,119)	(68,254)
Realized investment losses	2,826	2,188	2,331	4,962
Offsets to net unrealized investment gains or losses included in other comprehensive income	(54,193)	25,995	(67,584)	47,136
Cumulative effect of FSP FAS 115-2	--	--	(3,805)	--
Other	(4,857)	--	(4,857)	--
Change in deferred policy acquisition costs	(45,579)	78,544	(73,061)	201,961
Deferred policy acquisition costs, beginning of period	1,037,646	1,133,029	1,065,128	1,009,612
Deferred policy acquisition costs, end of period	$992,067	$1,211,573	$992,067	$1,211,573

4.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	June 30, 2009		December 31, 2008
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$275,379	$276,152	$42,708	$43,689
State and political subdivision	5,925	6,498	5,715	6,536
Foreign government	19,941	18,222	31,087	30,130
Corporate	611,927	702,441	775,982	923,313
Commercial mortgage-backed	73,688	95,651	76,136	105,256
Residential mortgage-backed	184,440	213,202	205,499	242,933
CDO/CLO	55,164	88,340	40,564	93,206
Other asset-backed	86,873	121,768	109,718	147,165
Available-for-sale debt securities	$1,313,337	$1,522,274	$1,287,409	$1,592,228

Unrealized Gains (Losses) from Debt Securities:	June 30, 2009		December 31, 2008
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$1,001	$(1,774)	$1,189	$(2,170)
State and political subdivision	--	(573)	--	(821)
Foreign government	1,719	--	1,206	(249)
Corporate	5,770	(96,284)	2,632	(149,963)
Commercial mortgage-backed	190	(22,153)	37	(29,157)
Residential mortgage-backed	2,120	(30,882)	1,645	(39,079)
CDO/CLO	83	(33,259)	9	(52,651)
Other asset-backed	340	(35,235)	259	(37,706)
Debt securities gains and losses	$11,223	$(220,160)	$6,977	$(311,796)
Debt securities net losses		$(208,937)		$(304,819)

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Six Months
has been Recognized (Non-Credit Losses):	Ended
($ in thousands)	June 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of FSP FAS 115-2, beginning balance	$(8,325)
Changes in net investment gains (losses) arising during the period	(6,860)
Reclassification adjustment for amounts included in net income(1)	7,692
Balance of fixed maturity non-credit losses in AOCI, June 30, 2009	(7,493)
All other net unrealized investment gains (losses) in AOCI	(201,444)
Total net unrealized investment gains (losses) in AOCI	$(208,937)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Net Unrealized Gains (Losses) before Offsets on Investments by Asset Class:	June 30,	Dec 31,
($ in thousands)	2009	2008

Fixed maturity securities on which other-than-temporary impairment loss has been recognized	$(7,493)	$--
Fixed maturity securities, available-for-sale – all other	(201,444)	(304,819)
Total net unrealized losses before offsets on investments	$(208,937)	$(304,819)

4.

Investing Activities (continued)

Aging of Temporarily Impaired	June 30, 2009
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$3,516	$(105)	$2,273	$(1,669)	$5,789	$(1,774)
State and political subdivision	1,915	(85)	4,010	(488)	5,925	(573)
Foreign government	--	--	--	--	--	--
Corporate	57,699	(2,811)	355,909	(93,473)	413,608	(96,284)
Commercial mortgage-backed	4,389	(596)	58,781	(21,557)	63,170	(22,153)
Residential mortgage-backed	10,574	(682)	109,338	(30,200)	119,912	(30,882)
CDO/CLO	2,910	(2,933)	49,974	(30,326)	52,884	(33,259)
Other asset-backed	11,368	(874)	62,647	(34,361)	74,015	(35,235)
Total temporarily impaired securities	$92,371	$(8,086)	$642,932	$(212,074)	$735,303	$(220,160)

Below investment grade	$8,338	$(3,208)	$135,330	$(86,429)	$143,668	$(89,637)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(560)		$(16,571)		$(17,131)

Number of securities		78		479		557

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $84,425 thousand at June 30, 2009 ($16,029 thousand after offsets for taxes and deferred policy acquisition cost amortization), of which $15,124 thousand is greater than 20% and over 12 months.

These securities were considered to be temporarily impaired at June 30, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

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

These securities were considered to be temporarily impaired at December 31, 2008 as each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

4.

Investing Activities (continued)

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

4.

Investing Activities (continued)

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $81,566 thousand ($14,579 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at June 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $16,985 thousand and an unrealized loss of $32,781 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities.

•

Bear Stearns Asset Backed Securities – With a fair value of $2,704 thousand and an unrealized loss of $7,296 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. No impairment is required at this time as we do not intend to sell these securities and it is more likely than not that we will not have to sell prior to recovery.

4.

Investing Activities (continued)

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security.

Corporate Debt Securities

Corporate debt securities make up approximately 44% of the unrealized loss balance. Of these securities with unrealized losses, approximately 61% are investment grade. Approximately 60% of the investment grade securities are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

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

Fixed maturity other-than-temporary impairments recorded in the second quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in 2009 through earnings related to such credit-related circumstances were $8,305 thousand.

A credit-related loss impairment is determined by taking the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

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

4.

Investing Activities (continued)

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $6,348 thousand in the second quarter of 2009.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in	Three Months	Six Months
Earnings on Debt Securities:	Ended	Ended
($in thousands)	June 30, 2009

Debt securities credit losses, beginning of period	$(11,267)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(6,338)	(7,971)
Less: Credit losses on securities sold	3,652	3,652
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(807)	(807)
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of period	$(14,760)	$(14,760)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 24% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have no direct mortgage loan or real estate holdings.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Debt securities	$19,184	$22,546	$39,890	$46,135
Policy loans	709	362	1,168	697
Other investments	1,956	51	1,382	76
Fair value option investments	126	--	(57)	--
Other income	3	21	3	112
Cash and cash equivalents	9	489	14	1,287
Total investment income	21,987	23,469	42,400	48,307
Investment expenses	(38)	(479)	(180)	(996)
Net investment income	$21,949	$22,990	$42,220	$47,311

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Total other-than temporary debt impairment losses	$(14,653)	$--	$(24,880)	$--
Portion of loss recognized in other comprehensive income	6,348	--	9,614	--
Net debt impairments recognized in earnings	$(8,305)	$--	$(15,266)	$--

Debt security impairments	$(8,305)	$(5,388)	$(15,266)	$(12,336)
Other investments impairments	--	--	(1,093)	--
Impairment losses	(8,305)	(5,388)	(16,359)	(12,336)
Debt security transaction gains	2,607	836	2,638	1,202
Debt security transaction losses	(11,509)	(365)	(11,739)	(2,124)
Other investments transaction losses	(126)	(45)	(128)	(23)
Net transaction gains (losses)	(9,028)	426	(9,229)	(945)
Realized gains (losses) on derivative assets and liabilities	616	6,651	10,929	(5,059)
Net realized investment gains (losses), excluding impairment losses	(8,412)	7,077	1,700	(6,004)
Net realized investment gains (losses), including impairment losses	$(16,717)	$1,689	$(14,659)	$(18,340)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Six Months Ended
Gains (Losses):	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Debt securities	$86,155	$(32,207)	$104,207	$(62,188)
Other	1,846	2,181	1,940	2,346
Net unrealized investment gains (losses)	$88,001	$(30,026)	$106,147	$(59,842)

Net unrealized investment gains (losses)	$88,001	$(30,026)	$106,147	$(59,842)
Applicable deferred policy acquisition cost (benefit)	(54,193)	25,995	(74,023)	47,136
Applicable deferred income tax (expense) benefit	(11,834)	1,411	(11,245)	4,447
Offsets to net unrealized investment gains (losses)	(66,027)	27,406	(85,268)	51,583
Net unrealized investment gains (losses) included in other comprehensive income	$21,974	$(2,620)	$20,879	$(8,259)

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

As of June 30, 2009, we held derivative assets, net of liabilities, with a fair value of $72,201 thousand. Derivative credit exposure was diversified with four different counterparties. We also had debt securities of these issuers with a carrying value of $18,426 thousand. Our maximum amount of exposure with these issuers was $90,627 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three- and six-month periods ended June 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account.

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we previously entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. However, as of December 31, 2008, we recaptured the GMAB for policies issued up to December 31, 2008 and the GMWB for policies issued up to December 31, 2007. The contract remains in place for future issues. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of June 30, 2009 and December 31, 2008, the embedded derivative liabilities for GMWB, GMAB, and GPAF are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2008 or the first half of 2009. There were benefit payments made for GPAF of $322 thousand during 2008 and $405 thousand during the first half of 2009.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. As of recapture, we have begun to hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in thousands)	2009	2008

GMWB	$22,994	$63,663
GMAB	35,598	52,768
GPAF	1,670	1,597
Total embedded derivatives	$60,262	$118,028

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$990,072	$133,309	60
GMDB step up	1,358,886	390,820	60
GMDB earnings enhancement benefit (EEB)	48,257	5,587	60
GMDB greater of annual step up and roll up	28,655	13,551	63
Total GMDB at June 30, 2009	$2,425,870	$543,267

Combination Rider	$8,776		57
GMAB	350,051		55
GMIB	454,494		61
GMWB	483,824		60
GPAF	14,147		75
Total at June 30, 2009	$1,311,292

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,022,891	$175,465	60
GMDB step up	1,334,746	476,867	60
GMDB earnings enhancement benefit (“EEB”)	49,978	7,291	60
GMDB greater of annual step up and roll up	28,080	15,165	63
Total GMDB at December 31, 2008	$2,435,695	$674,788

Combination	$5,105		59
GMAB	326,719		55
GMIB	449,877		60
GMWB	391,077		60
GPAF	15,071		75
Total at December 31, 2008	$1,187,849

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

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2009 and December 31, 2008, we held additional universal life benefit reserves of $71,613 thousand and $56,051 thousand, respectively.

6.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

6.

Derivative Instruments (continued)

Derivative Instruments Held in			As of June 30,		As of December 31
General Account:			2009		2008
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$100,000	2018	$5,635	$--	$15,839	$--
Swaptions	190,000	2009	2,061	--	10,928	--
Put options	207,000	2018-2019	46,523	--	56,265	--
Futures contracts	71,675	2009	17,982	--	18,551	--
Total non-hedging derivative instruments	$568,675		$72,201	$--	$101,583	$--

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

6.

Derivative Instruments (continued)

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

In March 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at June 30, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. However, through June 30, 2009, none of the counterparties to these positions exercised their rights to request immediate payment, nor did they demand full collateralization. Additionally, through June 30, 2009, none of the counterparties requested the termination of any existing derivative transactions.

As of June 30, 2009, we held no derivative instruments in a net liability position.

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

7.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by SFAS 157 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of June 30, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$13,626	$1,139,354	$160,357	$1,313,337
Derivative assets	--	72,201	--	72,201
Separate account assets	2,472,563	74,948	3	2,547,514
Fair value option investments	--	4,034	--	4,034
Total assets	$2,486,189	$1,290,537	$160,360	$3,937,086
Liabilities
Embedded derivative liabilities	$--	$--	$60,262	$60,262
Total liabilities	$--	$--	$60,262	$60,262

Assets and Liabilities at Fair Value:	As of December 31, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$8,459	$1,127,679	$151,271	$1,287,409
Derivative assets	--	101,583	--	101,583
Separate account assets	2,360,656	87,884	601	2,449,141
Fair value option investments	--	4,091	--	4,091
Total assets	$2,369,115	$1,321,237	$151,872	$3,842,224
Liabilities
Embedded derivative liabilities	$--	$--	$118,028	$118,028
Total liabilities	$--	$--	$118,028	$118,028

Carrying Amounts and Estimated Fair Values	As of June 30,		As of December 31,
of Financial Instruments:	2009		2008
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$25,697	$25,697	$152,185	$152,185
Debt securities	1,313,337	1,313,337	1,287,409	1,287,409
Policy loans	45,875	45,875	34,917	34,917
Derivative financial instruments	72,201	72,201	101,583	101,583
Fair value option investments	4,034	4,034	4,091	4,091
Financial assets	$1,461,144	$1,461,144	$1,580,185	$1,580,185

Investment contracts	$784,609	$794,491	$969,270	$986,908
Derivative financial instruments	60,262	60,262	118,028	118,028
Financial liabilities	$844,871	$854,753	$1,087,298	$1,104,936

Fair value option investments include a structured loan asset valued at $4,034 thousand as of June 30, 2009. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

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

7.

Fair Value of Financial Instruments (continued)

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

7.

Fair Value of Financial Instruments (continued)

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to market all positions consistently when only a subset of prices are directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

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

7.

Fair Value of Financial Instruments (continued)

Valuation of Embedded Derivatives

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB riders, constitute embedded derivatives. These embedded derivatives are fair valued using a risk neutral stochastic valuation methodology. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our own assumptions about what market participants would use in pricing the contracts. These inputs are therefore considered “unobservable” and fall into Level 3 of the fair value hierarchy. These inputs include mortality rates, lapse rates and policyholder behavior assumptions. Because there are significant Level 3 inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3.

SFAS 157 requires a credit standing adjustment (the “CSA”) that reflects the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”) and to reflect the CSA in the fair value of our liabilities. In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Instead, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA at June 30, 2009 and December 31, 2008 was a $17,437 thousand and $44,223 thousand reduction in the reserves associated with these riders.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended June 30,
($ in thousands)	2009		2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$151,232	$113,464	$253,413	$13,487
Purchases/(sales), net	(8,305)	--	(6,717)	--
Net transfers(1)	7,031	--	(20,931)	--
Realized gains (losses)	(2,154)	(53,202)	(2,797)	(6,783)
Unrealized gains (losses) included in other comprehensive income (loss)	12,283	--	15,230	--
Amortization/accretion	273	--	78	--
Balance, end of period	$160,360	$60,262	$238,276	$6,704
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(1,966)	$(53,202)	$(5,029)	$(6,783)

———————

(1)

Net transfers into Level 3 for the three months ended June 30, 2009 primarily represent private securities for which the Company could no longer obtain a reliable Level 2 input.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets and Liabilities:	Six Months Ended June 30,
($ in thousands)	2009		2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$151,872	$118,028	$267,185	$1,675
Purchases/(sales), net	(21,038)	--	(9,758)	--
Net transfers(1)	8,981	--	(14,090)	--
Realized gains (losses)	(6,078)	(57,766)	(8,227)	5,029
Unrealized gains (losses) included in other comprehensive income (loss)	25,992	--	3,720	--
Amortization/accretion	631	--	(554)	--
Balance, end of period	$160,360	$60,262	$238,276	$6,704
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(5,890)	$(57,766)	$(11,612)	$5,029

———————

(1)

Net transfers into Level 3 for the six months ended June 30, 2009 primarily represent private securities for which the Company could no longer obtain a reliable Level 2 input.

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and six months ended June 30, 2009 has been computed based on the first six months of 2009 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2009. Federal income tax expense for the three and six months ended June 30, 2008 has been calculated using estimated effective tax rates.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. During the quarter ended June 30, 2009, we performed our quarterly assessment of net deferred tax assets. As a result of the assessment, we recorded an additional valuation allowance of $4,500 thousand and $5,600 thousand for the three and six months ended June 30, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $2,900 thousand and is included in accumulated deficit (see Note 2 to our financial statements in this Form 10-Q). We carried a total valuation allowance of $18,700 thousand and $16,000 thousand on $224,647 thousand and $224,113 thousand of deferred tax assets at June 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $205,947 thousand of deferred tax assets at June 30, 2009 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109.

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

8.

Income Taxes (continued)

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

As of June 30, 2009, we had current taxes recoverable of $6,829 thousand.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three- and six-month periods ending June 30, 2009 and 2008 were not material. We did not require an accrual for the payment of interest and penalties as of June 30, 2009.

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

9.

Contingent Liabilities (continued)

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

10.

Subsequent Events

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB. They maintained their negative outlook on all ratings.

On July 30, 2009, we restructured our agreement with State Farm Mutual Automobile Insurance Company (“State Farm”), amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 90,000 of our inforce policies and contracts sold through State Farm agents.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2008 in our 2008 Annual Report on Form 10-K.

Executive Overview

Business

We have historically provided life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular focus on the high-net-worth and affluent market. Our life and annuity business encompasses a broad range of product offerings. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the decline in sales through traditional distribution sources, we recently initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing manufacturing strengths and partnering capabilities, including our distribution expertise, and includes pursuing opportunities for private label relationships, new distribution sources for our alternative retirement solutions products, and selling core products within existing distribution relationships as well as through new distribution channels.

Underlying this plan is a business strategy based on four pillars:

•

Commitment to a healthy balance sheet;

•

Commitment to policyholder security;

•

Commitment to reducing expenses; and

•

Commitment to sustainable growth strategy.

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

•

Interest margins. Net investment income earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds.

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

•

Income taxes on the net income of the business which is subject to complex rules of taxation and considerable judgment on the recoverability of the deferred tax asset and is subject to uncertainties related to our ability to utilize all of the deferred tax asset based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

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

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand with a more modest loss of $14,230 thousand year-to-date 2009. While there are some early signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to emerge or whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, a lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

In response to, and in some cases in addition to, recent economic and market conditions, we continue to be influenced by a variety of trends that affect the life insurance industry:

•

Statutory capital and surplus and risk-based capital (“RBC”) ratios. Regulated life insurance entities are subject to risk-based capital requirements which are a function of these entities’ statutory capital and surplus and risk-based capital requirements. The impact of economic and market environment has both reduced statutory capital and increased risk-based capital requirements in a variety of ways. For instance, realized losses reduce available capital and surplus, equity market declines increase the amount of statutory reserves that insurers are required to hold for variable annuity guarantees while increasing risk-based capital requirements and credit downgrades of securities increase risk-based capital requirements. We have taken capital management actions to improve or prevent erosion in our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements. We may take similar actions in the future.

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

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions and industry trends primarily affected us in the following areas:

•

Income taxes. In the second quarter of 2009, we increased the valuation allowance on our deferred tax asset by $4,500 thousand due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

•

Interest margins. Universal life and variable annuity interest margins increased by $1,023 thousand to $2,553 thousand in the second quarter of 2009, compared to $1,530 thousand in the second quarter of 2008, primarily driven by improved interest margins in universal life.

•

Deferred policy acquisition cost amortization. Deferred policy acquisition cost amortization decreased by $32,557 thousand to $6,198 thousand in the second quarter of 2009, as compared to $38,755 thousand in the second quarter of 2008. The decrease was primarily driven by lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance.

•

Fees on our life and annuity products. Fee revenues decreased by $7,778 thousand to $15,513 thousand in the second quarter of 2009, as compared to $23,291 thousand in the second quarter of 2008. The decrease was primarily driven by lower premium-based fees on our universal life and variable universal life products driven by lower sales as well as lower asset-based fees on our variable annuity products driven by lower account balances primarily due to unfavorable equity markets.

•

Mortality margins in universal life decreased by $26,766 thousand to $17,893 thousand in the second quarter of 2009, compared to $44,659 thousand in the second quarter of 2008. The majority of the decrease was driven by above trend mortality experience, driven by a few large claims. Mortality for other product lines was within expectations. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the second quarter of 2009, we had net realized losses of $16,717 thousand, as compared to net realized gains of $1,689 thousand in the second quarter of 2008. The realized losses in the second quarter of 2009 were primarily driven by $8,305 thousand of other-than-temporary impairment losses and $8,412 thousand of realized investment losses, consisting primarily of transaction-related losses.

Outlook

The continued challenges in the economy, including the potential for an extended or deepening recession, may have further material adverse effects on our business, financial condition and results of operations. In such an environment, we may face lower fees and net investment income from life and annuity products and additional net realized investment losses on our general account investments including further other-than-temporary impairments. Additionally, we may experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking and possible further increases in the valuation allowance of our deferred tax asset.

Downgrades to Our Financial Strength and Debt Ratings

We have recently been downgraded and had our outlook revised adversely.

•

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and maintained its negative outlook. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and maintained its negative outlook. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook.

•

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook.

These downgrades have materially and adversely affected new sales, persistency, our relationships with distributors and our financial results, and have reduced our ability to borrow. Further declines in ratings would likely also materially and adversely affect our sales, persistency, our relationships with distributors and our financial results.

We expect to focus on the following through the remainder 2009:

•

Maintaining a healthy balance sheet;

•

Emphasizing policyholder security;

•

Reducing expenses; and

•

Executing a sustainable growth strategy.

Recent Developments

Suspension of Distribution Relationships

In March 2009, State Farm suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 25% of our total life insurance premiums and approximately 72% of our annuity deposits. Also in March 2009, National Life Group suspended the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 13% of our annuity deposits.

On July 30, 2009, we restructured our agreement with State Farm Mutual Automobile Insurance Company (“State Farm”), amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 90,000 of our inforce policies and contracts were sold through State Farm agents.

The actions by these key distribution partners and rating agencies have materially and adversely affected new sales and our relationships with distributors, and have reduced our ability to borrow. These actions could also increase policy surrenders and withdrawals.

We have responded to these actions by reducing staff and expenses and refocusing our strategy on less rating-sensitive activities and market segments.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. During the quarter ended June 30, 2009, we performed our quarterly assessment of net deferred tax assets. As a result of the assessment, we recorded an additional valuation allowance of $4,500 thousand and $5,600 thousand for the three and six months ended June 30, 2009, excluding the cumulative effect of the adoption of FSP FAS 115-2 as of January 1, 2009, which resulted in a reduction in the valuation allowance of $2,900 thousand and is included in accumulated deficit (see Note 2 to our financial statements in this Form 10-Q). We carried a total valuation allowance of $18,700 thousand and $16,000 thousand on $224,647 thousand and $224,113 thousand of deferred tax assets at June 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $205,947 thousand of deferred tax assets at June 30, 2009 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$3,944	$5,314	$(1,370)	(26%)
Insurance and investment product fees	97,666	87,717	9,949	11%
Net investment income	21,949	22,990	(1,041)	(5%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(14,653)	--	--	NM
Portion of OTTI losses recognized in other comprehensive income	6,348	--	--	NM
Net OTTI losses recognized in earnings	(8,305)	(5,388)	(2,917)	54%
Net realized investment gains (losses), excluding OTTI losses	(8,412)	7,077	(15,489)	(219%)
Total realized investment gains (losses)	(16,717)	1,689	(18,406)	NM
Total revenues	106,842	117,710	(10,868)	(9%)

BENEFITS AND EXPENSES:
Policy benefits	76,808	43,573	33,235	76%
Policy acquisition cost amortization	6,198	38,755	(32,557)	(84%)
Other operating expenses	33,265	25,707	7,558	29%
Total benefits and expenses	116,271	108,035	8,236	8%
Income (loss) before income taxes	(9,429)	9,675	(19,104)	(197%)
Applicable income tax expense	(762)	(3,360)	2,598	(77%)
Net income (loss)	$(10,191)	$6,315	$(16,506)	(261%)

———————

Not meaningful (NM)

Three months ended June 30, 2009 compared to three months ended June 30, 2008

The net loss for the second quarter of 2009 was $10,191 thousand, which compares to net income for the second quarter of 2008 of $6,315 thousand. The unfavorable results for the quarter ended June 30, 2009 reflect realized capital losses of $16,717 thousand in the period and unfavorable mortality margins on our universal life product of $26,766 thousand, partially offset by lower deferred policy acquisition cost amortization largely in our variable annuity product of $32,557 thousand.

The realized losses in the second quarter of 2009 were primarily driven by $8,305 thousand of other-than-temporary impairment losses and $8,412 thousand of realized investment losses, consisting primarily of transaction-related losses.

Mortality margins in universal life declined by $26,766 thousand to $17,893 thousand in the second quarter of 2009, compared to $44,659 thousand in the second quarter of 2008. The majority of the deterioration in mortality margins was due to above trend mortality experience, driven by a few large claims. Mortality for other product lines was within expectations. Fluctuations in mortality are inherent in our business.

Deferred policy acquisition cost amortization decreased by $32,557 thousand to $6,198 thousand in the second quarter of 2009, as compared to $38,755 thousand in the second quarter of 2008. The decrease was primarily driven by lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance.

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$9,437	$4,671	$4,766	102%
Insurance and investment product fees	193,952	171,582	22,370	13%
Net investment income	42,220	47,311	(5,091)	(11%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(25,973)	--	--	NM
Portion of OTTI losses recognized in other comprehensive income	9,614	--	--	NM
Net OTTI losses recognized in earnings	(16,359)	(12,336)	(4,023)	33%
Net realized investment gains (losses), excluding OTTI losses	1,700	(6,004)	7,704	(128%)
Total realized investment gains (losses)	(14,659)	(18,340)	3,681	(20%)
Total revenues	230,950	205,224	25,726	13%

BENEFITS AND EXPENSES:
Policy benefits	131,833	94,588	37,245	39%
Policy acquisition cost amortization	44,788	63,292	(18,504)	(29%)
Other operating expenses	68,950	53,807	15,143	28%
Total benefits and expenses	245,571	211,687	33,884	16%
Loss before income taxes	(14,621)	(6,463)	(8,158)	126%
Applicable income tax benefit	391	3,748	(3,357)	(90%)
Net loss	$(14,230)	$(2,715)	$(11,515)	NM

———————

Not meaningful (NM)

Six months ended June 30, 2009 compared to six months ended June 30, 2008

The net loss for the six-month period ended June 30, 2009 was $14,230 thousand, which compares to a net loss for six-month period ended June 30, 2008 of $2,715 thousand. The unfavorable results for the six-month period ended June 30, 2009 reflect realized capital losses of $14,659 thousand in the period, unfavorable mortality margins on our universal life product of $19,635 thousand, partially offset by lower deferred policy acquisition cost amortization of $18,504 thousand, primarily driven by lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance.

General Account

The invested assets in our general account are broadly diversified across fixed income sectors, and individual credits and issuers. Our investment professionals manage these general account assets in investment segments that support specific product liabilities. These investment segments have distinct investment policies that are structured to support the financial characteristics of the related liabilities within them. Segmentation of assets allows us to manage the risks and measure returns on capital for our various products.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2009, our general account held debt securities with a carrying value of $1,313,337 thousand, representing 91.5% of total general account investments. Public debt securities represented 81.3% of total debt securities, with the remaining 18.7% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of June 30, 2009
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$275,379	$276,152	$--	$--
State and political subdivision	5,925	6,498	--	--
Foreign government	18,721	17,098	1,220	1,124
Corporate	529,646	583,412	82,281	119,029
Commercial mortgage-backed	73,240	93,294	448	2,357
Residential mortgage-backed	168,272	184,476	16,168	28,726
CDO/CLO	9,092	11,965	46,072	76,375
Other asset-backed	71,485	98,854	15,388	22,914
Total debt securities	$1,151,760	$1,271,749	$161,577	$250,525

Percentage of total debt securities	87.7%	83.5%	12.3%	16.5%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2009 in our debt securities portfolio are diversified banking (6.1%), diversified financial services (3.9%), insurance (2.8%), REITs (2.7%) and electric utilities (2.1%).

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of June 30, 2009, 91% of the total residential portfolio was rated AAA or AA. We have $41,620 thousand of sub-prime exposure, $24,168 thousand of Alt-A exposure and $98,560 thousand of prime exposure, which combined amount to 11% of our general account. Substantially all of our sub-prime, Alt-A, and prime exposure is investment grade, with 81% being AAA rated, and another 6% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through June 30, 2009, we have taken impairments of $8,011 thousand on our residential mortgage-backed portfolio. These impairments consist of $868 thousand from prime, $3,053 thousand from Alt-A and $4,090 thousand from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2009
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$63,407	$64,944	4.4%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	117,408	98,560	6.7%	80.8%	7.1%	0.0%	9.8%	2.3%
Alt-A	37,954	24,168	1.7%	69.4%	0.0%	3.1%	16.8%	10.7%
Sub-prime	65,815	41,620	2.9%	87.3%	6.8%	0.0%	5.0%	0.9%
Total	$284,584	$229,292	15.7%	86.2%	4.3%	0.3%	6.9%	2.3%

———————

(1)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$93,215	$79,603	5.4%	0.0%	2.8%	16.4%	39.5%	41.3%
AA	9,347	6,966	0.5%	0.0%	16.9%	80.4%	0.0%	2.7%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	11,273	9,724	0.7%	0.0%	64.2%	7.6%	16.8%	11.4%
BB and below	3,573	2,267	0.1%	55.4%	44.6%	0.0%	0.0%	0.0%
Total	$117,408	$98,560	6.7%	1.3%	10.8%	19.6%	33.6%	34.7%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$28,010	$16,776	1.1%	10.8%	14.5%	43.4%	24.4%	6.9%
AA	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
A	1,223	748	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	4,018	4,060	0.3%	0.0%	94.9%	0.0%	0.0%	5.1%
BB and below	4,703	2,584	0.2%	0.0%	100.0%	0.0%	0.0%	0.0%
Total	$37,954	$24,168	1.7%	7.5%	36.7%	30.1%	17.0%	8.7%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$50,857	$36,361	2.5%	25.0%	12.8%	23.6%	27.4%	11.2%
AA	10,266	2,824	0.2%	50.4%	0.0%	21.2%	0.0%	28.4%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	4,300	2,071	0.2%	70.4%	29.6%	0.0%	0.0%	0.0%
BB and below	392	364	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
Total	$65,815	$41,620	2.9%	28.7%	13.5%	22.1%	24.0%	11.7%

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008

Total other-than temporary debt impairment losses	$(14,653)	$--	$(24,880)	$--
Portion of loss recognized in other comprehensive income	6,348	--	9,614	--
Net debt impairments recognized in earnings	$(8,305)	$--	$(15,266)	$--

Debt security impairments	$(8,305)	$(5,388)	$(15,266)	$(12,336)
Other investments impairments	--	--	(1,093)	--
Impairment losses	(8,305)	(5,388)	(16,359)	(12,336)
Debt security transaction gains	2,607	836	2,638	1,202
Debt security transaction losses	(11,509)	(365)	(11,739)	(2,124)
Other investments transaction losses	(126)	(45)	(128)	(23)
Net transaction gains (losses)	(9,028)	426	(9,229)	(945)
Realized gains (losses) on derivative assets and liabilities	616	6,651	10,929	(5,059)
Net realized investment gains (losses), excluding impairment losses	(8,412)	7,077	1,700	(6,004)
Net realized investment gains (losses), including impairment losses	$(16,717)	$1,689	$(14,659)	$(18,340)

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

Given the significant credit spread widening and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $81,566 thousand ($14,579 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at June 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $16.985 thousand and an unrealized loss of $32,781 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities.

•

Bear Stearns Asset Backed Securities – With a fair value of $2,704 thousand and an unrealized loss of $7,296 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. No impairment is required at this time as we do not intend to sell these securities and it is more likely than not that we will not have to sell prior to recovery.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security.

Corporate Debt Securities

Corporate debt securities make up approximately 44% of the unrealized loss balance. Of these securities with unrealized losses, approximately 61% are investment grade. Approximately 60% of the investment grade securities are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

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

Fixed maturity other-than-temporary impairments recorded in the second quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized in 2009 through earnings related to such credit-related circumstances were $8,305 thousand.

A credit-related loss impairment is determined by taking the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $6,348 thousand in the second quarter of 2009.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in	Three Months	Six Months
Earnings on Debt Securities:	Ended	Ended
($in thousands)	June 30, 2009

Debt securities credit losses, beginning of period	$(11,267)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(6,338)	(7,971)
Less: Credit losses on securities sold	3,652	3,652
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(807)	(807)
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of period	$(14,760)	$(14,760)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 24% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have no direct mortgage loan or real estate holdings.

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Six Months
has been Recognized (Non-Credit Losses):	Ended
($ in thousands)	June 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of FSP FAS 115-2, beginning balance	$(8,325)
Changes in net investment gains (losses) arising during the period	(6,860)
Reclassification adjustment for amounts included in net income(1)	7,692
Balance of fixed maturity non-credit losses in AOCI, June 30, 2009	(7,493)
All other net unrealized investment gains (losses) in AOCI	(201,444)
Total net unrealized investment gains (losses) in AOCI	$(208,937)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Net Unrealized Gains (Losses) before Offsets on Investments by Asset Class:	June 30,	Dec 31,
($ in thousands)	2009	2008

Fixed maturity securities on which other-than-temporary impairment loss has been recognized	$(7,493)	$--
Fixed maturity securities, available-for-sale – all other	(201,444)	(304,819)
Equity securities, available-for-sale	--	--
Total net unrealized losses before offsets on investments	$(208,937)	$(304,819)

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2009
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$735,303	$31,062	$61,309	$642,932
Total amortized cost	955,463	33,639	66,818	855,006
Unrealized losses	$(220,160)	$(2,577)	$(5,509)	$(212,074)
Unrealized losses after offsets	$(41,306)	$(450)	$(1,199)	$(39,657)
Number of securities	557	26	52	479

Investment grade:
Unrealized losses	$(130,523)	$(1,134)	$(3,744)	$(125,645)
Unrealized losses after offsets	$(24,175)	$(198)	$(891)	$(23,086)

Below investment grade:
Unrealized losses	$(89,637)	$(1,443)	$(1,765)	$(86,429)
Unrealized losses after offsets	$(17,131)	$(252)	$(308)	$(16,571)

Total net unrealized losses on debt securities were $208,937 thousand (unrealized losses of $220,160 thousand less unrealized gains of $11,223 thousand).

For debt securities with gross unrealized losses, 58.5% of the unrealized losses after offsets pertain to investment grade securities and 41.5% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of June 30, 2009
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(180,431)	$(14,862)	$(131,304)	$(34,265)
Unrealized losses over 20% of cost after offsets	$(33,751)	$(2,723)	$(25,041)	$(5,987)
Number of securities	219	33	151	35

Investment grade:
Unrealized losses over 20% of cost	$(96,006)	$(7,225)	$(69,640)	$(19,141)
Unrealized losses over 20% of cost after offsets	$(17,722)	$(1,389)	$(12,989)	$(3,344)

Below investment grade:
Unrealized losses over 20% of cost	$(84,425)	$(7,637)	$(61,664)	$(15,124)
Unrealized losses over 20% of cost after offsets	$(16,029)	$(1,334)	$(12,052)	$(2,643)

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

On September 18, October 2 and October 10, 2008, A.M. Best Company, Inc., Moody’s Investors Service and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and maintained its negative outlook. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and maintained its negative outlook. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook.

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative.

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook.

On May 4, 2009, we informed Fitch Ratings Ltd. that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

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

The financial strength ratings as of August 13, 2009 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative
Moody’s	Baa2 (“Adequate”)	Negative
Standard & Poor’s	BB (“Marginal”)	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

See our 2008 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of June 30, 2009, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Risk Based Capital

At June 30, 2009, our estimated Total Adjusted Capital level was in excess of 250% of Company Action Level. PNX management is committed to maintaining appropriate capital levels for the Company to conduct business.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $230.1 million at June 30, 2009.

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

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2008 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of June 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

In response, the Company has substantially completed a remediation plan as described below. However, because these remedial actions are not yet complete and have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of June 30, 2009.

Remediation Plan

We have substantially completed the engagement of external resources to provide dedicated expertise to oversee accounting for income taxes. These resources will complete effective control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in the second quarter of 2009 we have substantially completed the engagement of external resources to provide dedicated expertise to ensure proper accounting for income taxes.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments. Adverse conditions, including but not limited to, a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, have affected and will continue to impact the liquidity and value of our investments. In addition to other ways set forth in additional risk factors below, the ways that poor debt and equity market performance and changes in interest rates have adversely affected, and will continue to adversely affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. A tightening of credit spreads, such as the market has experienced recently, has decreased the net unrealized loss position of our investment portfolio. The value of our investment portfolio can also be affected by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Further, certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected. Continued adverse capital market conditions could result in further realized and/or unrealized losses.

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

These extraordinary economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand with a more modest loss of $14,230 thousand year-to-date 2009. While there are some early signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to emerge or whether the financial markets will continue to deteriorate and which aspects of our products and/or business will be adversely affected. However, a lack of credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See “Management’s Narrative and Analysis of the Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Given current market conditions and liquidity concerns, our determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit, and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

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

We conduct the vast majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. The RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of us and our parent. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a disproportionate rate. This reduces the statutory surplus used in calculating our RBC ratios. We have recently taken capital management actions to bolster our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements.

Downgrades to debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

Rating agencies assign us and our life insurance affiliates financial strength ratings based on their opinions of the company’s ability to meet its financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades have adversely affected our reputation and, hence, our relationships with existing distributors and our ability to establish additional distributor relationships. We have also experienced a decline in sales of our products and the persistency of existing customers. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Any rating downgrades may also result in increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth on a profitable basis.

We have recently been downgraded and had our outlook revised adversely.

•

On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB and maintained its negative outlook. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB- and maintained its negative outlook. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB and maintained its negative outlook.

•

On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1. The outlook is negative.

•

On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A and maintained its negative outlook.

On May 4, 2009, we informed Fitch Ratings Ltd. that, due to our expense management initiatives, we would no longer provide non-public information to the agency and would cease paying annual rating fees.

Accordingly, further downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency. These downgrades have materially and adversely affected new sales, persistency, our relationships with distributors and our financial results, and have reduced our ability to borrow. Further declines in ratings would likely also materially and adversely affect our sales, persistency, our relationships with distributors and our financial results. These could also increase our future borrowing costs.

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

We depend on non-affiliated distribution for our product sales. Our relationships with several of our distributors have been materially and adversely affected by recent downgrades to our debt and financial strength ratings. Accordingly, we have suffered a loss in revenues and we could suffer further losses in revenues in the future.

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was a subsidiary of State Farm Mutual Automobile Company (“State Farm”). Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 25% of our total life insurance premiums. In 2008, State Farm accounted for approximately 72% and National Life Group accounted for approximately 13% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $254 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. In March 2009, State Farm suspended the sale of our products pending a re-evaluation of the relationship between the companies and National Life Group suspended the sale of our products. This has materially adversely affected our revenues.

We may not be able to maintain or establish satisfactory relationships with key distribution partners if our ratings, products or services are not competitive. Further, in light of recent adverse economic and market developments, our access to, the reliability of, and service levels provided by our non-affiliated distribution intermediaries may be adversely affected. Accordingly, our business, sales, redemptions, revenues and profitability may be materially affected.

While we restructured our agreement with State Farm Mutual Automobile Insurance Company (“State Farm”) in July 2009, to amend the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, the restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 90,000 of our in-force policies and contracts were sold through State Farm agents.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and June 30, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008 and June 30, 2009. The material weakness is described in Part I, Item 4 entitled “Controls and Procedures” of this Quarterly Report on Form 10-Q. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

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