Form 10-Q/A
period 2008-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2009-11-13
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of PHL Variable Insurance Company (the “Company”) for the fiscal quarter ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May14, 2008 (the “Original 10-Q”). This Amendment No. 1 is being filed for the sole purpose of correcting the certifications required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), certain provisions of which were inadvertently omitted when the Original 10-Q was filed. The amended 302 Certifications are being filed in their entirety as Exhibits 31.1 and 31.2 to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-Q and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 14, 2008. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original 10-Q. The filing of this Amendment No. 1 shall not be deemed an admission that the Original 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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