Form 10-Q
period 2009-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2009-11-16
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

YES ☐     NO ☐

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

YES ☐      NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of November 12, 2009, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheet

($ in thousands, except share data)

September 30, 2009 (unaudited) and December 31, 2008

	Sept 30,	Dec 31,
	2009	2008

ASSETS:
Available-for-sale debt securities, at fair value	$1,352,551	$1,287,409
Policy loans, at unpaid principal balances	48,372	34,917
Other investments	69,139	102,681
Fair value option investments	4,192	4,091
Total investments	1,474,254	1,429,098
Cash and cash equivalents	27,719	152,185
Accrued investment income	12,784	14,804
Receivables	338,655	321,312
Deferred policy acquisition costs	909,751	1,065,128
Receivable from related parties	6,590	20,513
Other assets	48,097	41,773
Separate account assets	2,839,796	2,449,141
Total assets	$5,657,646	$5,493,954

LIABILITIES:
Policyholder deposit funds	$718,330	$969,270
Policy liabilities and accruals	1,382,834	1,386,611
Deferred income taxes	46,807	33,291
Payable to related parties	—	6,271
Other liabilities	41,187	116,929
Separate account liabilities	2,839,796	2,449,141
Total liabilities	5,028,954	4,961,513

CONTINGENT LIABILITIES (Note 9)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	788,151	723,152
Accumulated deficit	(145,293)	(141,288)
Accumulated other comprehensive loss	(16,666)	(51,923)
Total stockholder’s equity	628,692	532,441
Total liabilities and stockholder’s equity	$5,657,646	$5,493,954

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Income and Comprehensive Income

($ in thousands)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Premiums	$2,744	$5,423	$12,180	$10,094
Insurance and investment product fees	108,873	93,554	302,826	265,136
Net investment income	18,138	22,510	60,358	69,821
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(8,158)	--	(34,131)	--
Portion of OTTI losses recognized in other comprehensive income	5,783	--	15,397	--
Net OTTI losses recognized in earnings	(2,375)	(6,241)	(18,734)	(18,577)
Net realized investment gains (losses), excluding OTTI losses	5,090	(22,149)	6,790	(28,153)
Total realized investment gains (losses)	2,715	(28,390)	(11,944)	(46,730)
Total revenues	132,470	93,097	363,420	298,321

BENEFITS AND EXPENSES:
Policy benefits	59,340	51,774	191,173	146,362
Policy acquisition cost amortization	36,082	46,533	80,870	109,825
Other operating expenses	31,823	21,117	100,772	74,924
Total benefits and expenses	127,245	119,424	372,815	331,111
Income (loss) before income taxes	5,225	(26,327)	(9,395)	(32,790)
Income tax (expense) benefit	(838)	9,853	(448)	13,601
Net income (loss)	$4,387	$(16,474)	$(9,843)	$(19,189)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4,387	$(16,474)	$(9,843)	$(19,189)
Net unrealized investment gains (losses)	19,361	(6,746)	46,489	(15,005)
Portion of OTTI losses recognized in other comprehensive income	(3,759)	--	(10,008)	--
Other comprehensive income (loss)	15,602	(6,746)	36,481	(15,005)
Comprehensive income (loss)	$19,989	$(23,220)	$26,638	$(34,194)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(9,843)	$(19,189)
Net realized investment losses	11,944	46,730
Investment (gains) losses	(2,171)	179
Deferred income tax expense (benefit)	(14,355)	4,045
Increase in receivables	(20,096)	(161,072)
(Increase) decrease in deferred policy acquisition costs	30,020	(51,111)
Increase in policy liabilities and accruals	1,741	202,607
Other assets and other liabilities net change	(38,131)	(44,193)
Cash for operating activities	(40,891)	(22,004)

INVESTING ACTIVITIES:
Investment purchases	(1,753,004)	(894,831)
Investment sales, repayments and maturities	1,779,650	1,061,777
Cash from investing activities	26,646	166,946

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	129,076	223,693
Policyholder deposit fund withdrawals	(304,297)	(454,371)
Capital contributions from parent	65,000	63,785
Cash for financing activities	(110,221)	(166,893)
Change in cash and cash equivalents	(124,466)	(21,951)
Cash and cash equivalents, beginning of period	152,185	108,200
Cash and cash equivalents, end of period	$27,719	$86,249

During the nine months ended September 30, 2009, the Company received $65,000 thousand in capital contributions, all of which was in cash. During the nine months ended September 30, 2008, the Company received $73,000 thousand in capital contributions of which $63,785 thousand was in cash and $9,215 thousand was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500	$2,500	$2,500
Balance, end of period	$2,500	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$788,151	$626,218	$723,151	$553,218
Capital contributions from parent	--	--	65,000	73,000
Balance, end of period	$788,151	$626,218	$788,151	$626,218

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(149,680)	$51,191	$(141,288)	$53,906
Cumulative effect of FSP FAS 115-2	--	--	5,838	--
Adjusted beginning balance	(149,680)	51,191	(135,450)	53,906
Net income (loss)	4,387	(16,474)	(9,843)	(19,189)
Balance, end of period	$(145,293)	$34,717	$(145,293)	$34,717

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(32,268)	$(20,042)	$(51,922)	$(11,783)
Cumulative effect of FSP FAS 115-2	--	--	(1,225)	--
Adjusted beginning balance	(32,268)	(20,042)	(53,147)	(11,783)
Other comprehensive income (loss)	15,602	(6,746)	36,481	(15,005)
Balance, end of period	$(16,666)	$(26,788)	$(16,666)	$(26,788)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$608,703	$659,867	$532,441	$597,841
Change in stockholder’s equity	19,989	(23,220)	96,251	38,806
Balance, end of period	$628,692	$636,647	$628,692	$636,647

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Nine Months Ended September 30, 2009 and 2008

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

Our interim financial statements do not include all of the disclosures required by GAAP for annual financial statements. In our opinion, we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods. Financial results for the three- and nine-month periods in 2009 are not necessarily indicative of the results that may be expected for the year 2009. These unaudited financial statements should be read in conjunction with the financial statements in our 2008 Annual Report on Form 10-K.

We evaluated subsequent events through November 16, 2009, the date these financial statements were issued, and have determined there have been no events that have occurred that would require additional disclosures or adjustments to our financial statements.

Risks Associated with Current Economic Environment

Over the past 18 months, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments over the past 18 months. These adverse conditions, included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes, and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

Economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand with a continued loss of $9,843 thousand year-to-date 2009. While there are some signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to take hold or whether the financial markets will once again deteriorate. The lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

Adoption of new accounting standards

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is a single source of authoritative GAAP in a topically organized format. While not intended to change GAAP, the ASC changes the way in which the accounting literature is organized, with the objective of making it easier to research. It codifies previous level a-d GAAP issued by the various standard setters. It also supersedes the previous GAAP, except for guidance issued by the SEC. Any sources of GAAP not included in the ASC will be non-authoritative. This guidance is effective for our third quarter reporting. Because the ASC only concerns the GAAP hierarchy, our adoption had no effect on our financial condition or results of operations. Where applicable, we have included a reference to the superseded accounting standard and added a parenthetical reference to the new ASC guidance.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855”), which is intended to bring the existing audit standard into the GAAP hierarchy. ASC 855 also adds a requirement to disclose the cut-off date used in the evaluation. ASC 855 was effective for our second quarter 2009 reporting and had no effect on our financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-65-4”), which further clarifies the application of FASB Statement No. 157, Fair Value Measurements (“ASC 820-10-5”), and clarified the guidance for determining fair value in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. ASC 820-10-65-4 supersedes FSP FAS 157-3 (“ASC 820-10-35”), which was effective upon issuance on October 10, 2008. The FSP addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. ASC 820-10-65-4 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Our adoption of ASC 820-10-65-4 had no material effect on our financial condition or results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”) updated the other-than-temporary guidance (“ASC 320-10-65”), which changes the application of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“ASC 320-10”). The FSP addresses how to evaluate whether an impairment is other than temporary, and modifies the existing requirement from the intent and ability to hold a security, to an assessment of whether it is more likely than not that the Company will be required to sell the security before recovery. Additionally, the guidance provides for the separation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. ASC 320-10-65 was optional for adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. The cumulative effect of our adoption was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, updated the interim disclosure guidance (“ASC 270-10-50”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new guidance also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Because this guidance in this FSP only concerns additional interim disclosures, our adoption resulted in additional disclosures in these financial statements but otherwise had no effect on our financial condition or results of operations.

In January 2009, the FASB updated the impairment guidance in FSP No. EITF 99-20-1 (“ASC 320-10-35-33:) related to Beneficial Interests in Securitized Financial Assets. The FSP revises EITF 99-20’s (“ASC 325-40”) impairment guidance to make it consistent with the requirements of SFAS No. 115 (“ASC 320-10”) for other debt securities for determining whether an other-than-temporary impairment has occurred. The FSP was effective for us in the first quarter of 2009. Our adoption of the new guidance had no material effect on our financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“ASC 810-10-50”), which requires public entities to provide additional disclosures about transfers of financial assets. It expanded the disclosure requirements in ASC 860 concerning transfers of financial assets. The expanded guidance also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. The FSP was effective for us in the first quarter of 2009. Because this guidance only concerns disclosures, our adoption resulted in additional disclosures in our financial statements but, otherwise, had no effect on our financial condition or results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“ASC 815-10-65”). The FSP updated the credit derivative guarantee guidance in ASC 815-10-50. The new guidance introduces new disclosure requirements for credit derivatives and certain guarantees. The FSP was effective for us in the first quarter of 2009. Because this guidance only concerns disclosures, our adoption resulted in additional disclosures in our financial statements but, otherwise, had no effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810-65”), which updated the requirements for the presentation of minority interests and for deconsolidation accounting. ASC 810-65 was effective for us January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ASC 825-10”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, ASC 825-10 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted this guidance effective January 1, 2008 with no material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“ASC 820-10”), concerning fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 provides guidance on how to measure fair value when required under existing accounting standards. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted this guidance effective January 1, 2008 with no material impact on our financial position and results of operations.

Accounting standards not yet adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which updated the variable interest entity guidance (“ASC 810”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity. The new guidance also adds a requirement for ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The new guidance is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of this guidance will have an impact on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, which updated the transfers and servicing guidance (“ASC 860:). The update amends the guidance for determining whether a transferor has surrendered control over transferred financial assets. The update also provides guidance for when a financial asset should be derecognized. This guidance is effective for us for 2010 interim and annual reporting periods. We have not completed our assessment of whether our adoption of this guidance will have an impact on our financial position and results of operations.

Significant Accounting Policies

Reinsurance

Effective April 1, 2008, we changed our method of accounting for the cost of certain of our long duration reinsurance contracts. Comparative amounts from prior periods have been adjusted to apply the new method retrospectively in these financial statements.

Net Investment Income and Net Realized Investment Gains (Losses)

Effective January 1, 2009, we changed our accounting policy related to net investment income and realized gains (losses) in conjunction with our adoption of FSP FAS 115-2 (“ASC 320-10-65”). All other accounting policies are the same as filed in our 2008 Annual Report on Form 10-K.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Policy acquisition costs deferred	$8,354	$75,326	$56,327	$293,443
Costs amortized to expenses:
Recurring costs	(34,547)	(49,512)	(81,666)	(117,766)
Realized investment losses	(1,535)	2,980	796	7,942
Deferred acquisition cost offset – ceded reserve and expense allowance	--	(132,508)	--	(132,508)
Offsets to net unrealized investment gains or losses included in other comprehensive income	(57,773)	32,403	(125,357)	79,539
Cumulative effect of ASC 320-10-65	--	--	(3,805)	--
Other	3,185	--	(1,672)	--
Change in deferred policy acquisition costs	(82,316)	(71,311)	(155,377)	130,650
Deferred policy acquisition costs, beginning of period	992,067	1,211,573	1,065,128	1,009,612
Deferred policy acquisition costs, end of period	$909,751	$1,140,262	$909,751	$1,140,262

4.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	September 30, 2009		December 31, 2008
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$188,559	$188,518	$42,708	$43,689
State and political subdivision	6,216	6,494	5,715	6,536
Foreign government	18,448	16,216	31,087	30,130
Corporate	628,562	674,342	775,982	923,313
Commercial mortgage-backed	76,917	89,717	76,136	105,256
Residential mortgage-backed	335,040	373,998	205,499	242,933
CDO/CLO	59,749	86,512	40,564	93,206
Other asset-backed	39,060	43,650	109,718	147,165
Available-for-sale debt securities	$1,352,551	$1,479,447	$1,287,409	$1,592,228

Unrealized Gains (Losses) from Debt Securities:	September 30, 2009		December 31, 2008
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$1,580	$(1,539)	$1,189	$(2,170)
State and political subdivision	46	(324)	--	(821)
Foreign government	2,232	--	1,206	(249)
Corporate	19,286	(65,066)	2,632	(149,963)
Commercial mortgage-backed	658	(13,458)	37	(29,157)
Residential mortgage-backed	4,463	(43,421)	1,645	(39,079)
CDO/CLO	58	(26,821)	9	(52,651)
Other asset-backed	179	(4,769)	259	(37,706)
Debt securities gains and losses	$28,502	$(155,398)	$6,977	$(311,796)
Debt securities net losses		$(126,896)		$(304,819)

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

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Nine Months
has been Recognized (Non-Credit Losses):	Ended
($ in thousands)	Sept 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of ASC 320-10-65, beginning balance	$(8,325)
Changes in net investment gains (losses) arising during the period	(7,181)
Reclassification adjustment for amounts included in net income(1)	9,197
Balance of fixed maturity non-credit losses in AOCI, September 30, 2009	(6,309)
All other net unrealized investment gains (losses) in AOCI	(120,587)
Total net unrealized investment gains (losses) in AOCI	$(126,896)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

4.

Investing Activities (continued)

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in thousands)	2009(1)	2008

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,327)	--
Commercial mortgage-backed	--	--
Residential mortgage-backed	(3,318)	--
CDO/CLO	(9,226)	--
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(13,871)	$--

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

Aging of Temporarily Impaired	September 30, 2009
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$573	$(27)	$2,430	$(1,512)	$3,003	$(1,539)
State and political subdivision	1,963	(36)	1,039	(288)	3,002	(324)
Foreign government	--	--	--	--	--	--
Corporate	20,102	(479)	217,206	(64,587)	237,308	(65,066)
Commercial mortgage-backed	5	--	52,913	(13,458)	52,918	(13,458)
Residential mortgage-backed	2,356	(380)	158,782	(43,041)	161,138	(43,421)
CDO/CLO	3,419	(2,039)	51,643	(24,782)	55,062	(26,821)
Other asset-backed	--	--	21,114	(4,769)	21,114	(4,769)
Total temporarily impaired securities	$28,418	$(2,961)	$505,127	$(152,437)	$533,545	$(155,398)

Below investment grade	$14,042	$(2,233)	$138,611	$(77,334)	$152,653	$(79,567)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(373)		$(13,929)		$(14,302)

Number of securities		30		353		383

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $74,353 thousand at September 30, 2009 ($13,427 thousand after offsets for taxes and deferred policy acquisition cost amortization), of which $29,997 thousand is greater than 20% and over 12 months.

These securities were considered to be temporarily impaired at September 30, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

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

Given the continued stress and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $65,044 thousand ($11,195 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

4.

Investing Activities (continued)

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

The three holdings at September 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $17,900 thousand and an unrealized loss of $31,554 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities and, therefore, a temporary impairment is appropriate.

•

Bear Stearns Asset Backed Securities – With a fair value of $3,141 thousand and an unrealized loss of $6,859 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not that a temporary impairment is appropriate at this time.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, a temporary impairment is appropriate at this time.

Corporate Debt Securities

Corporate debt securities make up approximately 42% of the unrealized loss balance. Of these securities with unrealized losses, approximately 55% are investment grade. Approximately 84% of the investment grade securities are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

4.

Investing Activities (continued)

Effective January 1, 2009, we adopted ASC 320-10-65 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of ASC 320-10-65, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

Fixed maturity other-than-temporary impairments recorded in the third quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized through earnings related to such credit-related circumstances were $2,375 thousand in the third quarter of 2009 and $17,641 thousand year-to-date.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $5,783 thousand in the third quarter of 2009 and $15,397 thousand year-to-date.

4.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in	Three Months	Nine Months
Earnings on Debt Securities:	Ended	Ended
($ in thousands)	September 30, 2009

Debt securities credit losses, beginning of period	$(14,760)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(932)	(8,903)
Less: Credit losses on securities sold	5,110	8,762
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(774)	(1,581)
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of period	$(11,356)	$(11,356)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 37% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have no direct mortgage loan or real estate holdings.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Debt securities	$17,397	$21,987	$57,287	$68,121
Policy loans	668	421	1,836	1,119
Other investments	(83)	67	1,299	143
Fair value option investments	158	--	101	--
Other income	109	1	112	113
Cash and cash equivalents	6	567	20	1,854
Total investment income	18,255	23,043	60,655	71,350
Investment expenses	(117)	(533)	(297)	(1,529)
Net investment income	$18,138	$22,510	$60,358	$69,821

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Total other-than temporary debt impairment losses	$(8,158)	$--	$(33,038)	$--
Portion of loss recognized in other comprehensive income	5,783	--	15,397	--
Net debt impairments recognized in earnings	$(2,375)	$--	$(17,641)	$--

Debt security impairments	$(2,375)	$(6,241)	$(17,641)	$(18,577)
Other investments impairments	--	--	(1,093)	--
Impairment losses	(2,375)	(6,241)	(18,734)	(18,577)
Debt security transaction gains	482	134	3,120	1,336
Debt security transaction losses	(633)	(749)	(12,372)	(2,874)
Other investments transaction losses	(277)	(62)	(405)	(83)
Net transaction gains (losses)	(428)	(677)	(9,657)	(1,621)
Realized gains (losses) on derivative assets and liabilities	5,518	(21,472)	16,447	(26,532)
Net realized investment gains (losses), excluding impairment losses	5,090	(22,149)	6,790	(28,153)
Net realized investment gains (losses), including impairment losses	$2,715	$(28,390)	$(11,944)	$(46,730)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Debt securities	$82,041	$(39,800)	$186,248	$(101,988)
Other	297	(2,983)	2,237	(637)
Net unrealized investment gains (losses)	$82,338	$(42,783)	$188,485	$(102,625)

Net unrealized investment gains (losses)	$82,338	$(42,783)	$188,485	$(102,625)
Applicable deferred policy acquisition cost	(57,773)	32,404	(131,796)	79,540
Applicable deferred income tax (expense) benefit	(8,963)	3,633	(20,208)	8,080
Offsets to net unrealized investment gains (losses)	(66,736)	36,037	(152,004)	87,620
Net unrealized investment gains (losses) included in other comprehensive income	$15,602	$(6,746)	$36,481	$(15,005)

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

As of September 30, 2009, we held derivative assets, net of liabilities, with a fair value of $69,128 thousand. Derivative credit exposure was diversified with four different counterparties. We also had debt securities of these issuers with a carrying value of $15,082 thousand. Our maximum amount of exposure with these issuers was $84,210 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three- and nine-month periods ended September 30, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to a separate account

Variable annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Sept 30,	Dec 31,
($ in thousands)	2009	2008

Debt securities	$494,674	$460,610
Equity funds	1,789,632	1,459,448
Other	85,862	108,383
Total	$2,370,168	$2,028,441

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	September 30, 2009
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	2,379	(4,844)
Paid	(6,825)	--
Liability balance as of September 30, 2009	$5,135	$16,521

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2008
	Annuity	Annuity
	GMDB(1)	GMIB

Liability balance as of January 1, 2008	$3,109	$5,706
Incurred	10,281	15,659
Paid	(3,809)	--
Liability balance as of December 31, 2008	$9,581	$21,365

———————

(1)

The reinsurance recoverable asset related to the GMDB was $0 thousand and $0 thousand as of September 30, 2009 and December 31, 2008, respectively.

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

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we previously entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. However, as of December 31, 2008, we recaptured the GMAB for policies issued up to December 31, 2008 and the GMWB for policies issued up to December 31, 2007. The contract remains in place for future issues. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of September 30, 2009 and December 31, 2008, the embedded derivative liabilities for GMWB, GMAB, and GPAF are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2008 or the first nine months of 2009. There were benefit payments made for GPAF of $322 thousand during 2008 and $470 thousand during the first nine months of 2009.

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

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in thousands)	2009	2008

GMWB	$13,441	$63,663
GMAB	25,887	52,768
GPAF	1,711	1,597
Total embedded derivatives	$41,039	$118,028

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,058,258	$72,608	60
GMDB step up	1,483,747	254,505	61
GMDB earnings enhancement benefit (EEB)	50,330	2,179	60
GMDB greater of annual step up and roll up	31,937	10,695	64
Total GMDB at September 30, 2009	$2,624,272	$339,987

Combination Rider	$9,820		57
GMAB	396,325		55
GMIB	503,331		61
GMWB	545,663		60
GPAF	15,315		75
Total at September 30, 2009	$1,470,454

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,022,891	$175,465	60
GMDB step up	1,334,746	476,867	60
GMDB earnings enhancement benefit (“EEB”)	49,978	7,291	60
GMDB greater of annual step up and roll up	28,080	15,165	63
Total GMDB at December 31, 2008	$2,435,695	$674,788

Combination	$5,105		59
GMAB	326,719		55
GMIB	449,877		60
GMWB	391,077		60
GPAF	15,071		75
Total at December 31, 2008	$1,187,849

With the return of premium, the death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2009 and December 31, 2008, we held additional universal life benefit reserves of $80,315 thousand and $56,051 thousand, respectively.

6.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of September 30,		As of December 31
General Account:			2009		2008
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$35,000	2018	$3,293	$--	$15,839	$--
Swaptions	--	--	--	--	10,928	--
Put options	262,000	2018-2019	56,850	--	56,265	--
Futures contracts	53,519	2009	8,985	--	18,551	--
Total non-hedging derivative instruments	$350,519		$69,128	$--	$101,583	$--

See Note 5 to these financial statements for more information on our embedded derivatives related to our variable annuity guarantees.

6.

Derivative Instruments (continued)

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

6.

Derivative Instruments (continued)

During the nine months ended September 30, 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at September 30, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. Through September 30, 2009, none of the counterparties to these positions exercised their rights to request immediate payment, nor did they demand full collateralization. Additionally, through September 30, 2009, none of the counterparties requested the termination of any existing derivative transactions.

As of September 30, 2009, we held no derivative instruments in a net liability position.

7.

Fair Value of Financial Instruments

ASC 820-10 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of September 30, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$165,987	$1,019,399	$167,165	$1,352,551
Derivative assets	--	69,128	--	69,128
Separate account assets	2,761,777	78,023	--	2,839,800
Fair value option investments	--	4,192	--	4,192
Total assets	$2,927,764	$1,170,742	$167,165	$4,265,671
Liabilities
Embedded derivative liabilities	$--	$--	$41,039	$41,039
Total liabilities	$--	$--	$41,039	$41,039

7.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$8,459	$1,127,679	$151,271	$1,287,409
Derivative assets	--	101,583	--	101,583
Separate account assets	2,360,656	87,884	601	2,449,141
Fair value option investments	--	4,091	--	4,091
Total assets	$2,369,115	$1,321,237	$151,872	$3,842,224
Liabilities
Embedded derivative liabilities	$--	$--	$118,028	$118,028
Total liabilities	$--	$--	$118,028	$118,028

Carrying Amounts and Estimated Fair Values	As of September 30,		As of December 31,
of Financial Instruments:	2009		2008
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$27,719	$27,719	$152,185	$152,185
Debt securities	1,352,551	1,352,551	1,287,409	1,287,409
Policy loans	48,372	48,372	34,917	34,917
Derivative financial instruments	69,128	69,128	101,583	101,583
Fair value option investments	4,192	4,192	4,091	4,091
Financial assets	$1,501,962	$1,501,962	$1,580,185	$1,580,185

Investment contracts	$718,330	$729,017	$969,270	$986,908
Derivative financial instruments	41,039	41,039	118,028	118,028
Financial liabilities	$759,369	$770,056	$1,087,298	$1,104,936

Fair value option investments include a structured loan asset valued at $4,192 thousand as of September 30, 2009. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the note to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics.

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

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

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

ASC 820-10 requires a credit standing adjustment (the “CSA”) that reflects the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”) and to reflect the CSA in the fair value of our liabilities. In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Instead, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA at September 30, 2009 and December 31, 2008 was a $18,753 thousand and $25,763 thousand reduction in the reserves associated with these riders.

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

Level 3 Financial Assets and Liabilities:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2009		September 30, 2009
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$160,360	$60,262	$151,872	$118,028
Purchases/(sales), net	(10,527)	--	(31,565)	--
Net transfers into (out of) Level 3(1)	(1,120)	--	7,861	--
Realized gains (losses)	(1,796)	(19,223)	(7,874)	(76,989)
Unrealized gains (losses) included in other comprehensive income (loss)	19,391	--	45,383	--
Amortization/accretion	857	--	1,488	--
Balance, end of period	$167,165	$41,039	$167,165	$41,039
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(1,834)	$(19,223)	$(7,723)	$(76,989)

———————

(1)

Net transfers out of Level 3 for the three months ended September 30, 2009 primarily represent private securities for which we could subsequently obtain a reliable Level 2 input. Net transfers into Level 3 for the nine months ended September 30, 2009 primarily represent private securities for which we could no longer obtain a reliable Level 2 input, primarily due to rating downgrades.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets and Liabilities:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2008		September 30, 2008
	Assets	Liabilities	Assets	Liabilities

Balance, beginning of period	$238,276	$(6,704)	$267,185	$(1,675)
Purchases/(sales), net	(6,620)	--	(16,379)	--
Net transfers into (out of) Level 3(1)	10,076	--	(4,014)	--
Realized gains (losses)	(4,538)	(21,661)	(12,765)	(26,690)
Unrealized gains (losses) included in other comprehensive income (loss)	5,014	--	8,734	--
Amortization/accretion	268	--	(285)	--
Balance, end of period	$242,476	$(28,365)	$242,476	$(28,365)
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(5,006)	$(21,661)	$(16,618)	$(26,690)

———————

(1)

Net transfers into Level 3 for the three months ended September 30, 2008 primarily represent private securities for which we could no longer obtain a reliable Level 2 input, primarily due to rating downgrades. Net transfers out of Level 3 for the nine months ended September 30, 2008 primarily represent private securities for which we could subsequently obtain a reliable Level 2 input.

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and nine months ended September 30, 2009 has been computed based on the first nine months of 2009 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2009.

During the quarter ended September 30, 2009, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. As a result of our quarterly assessment, we did not record an additional valuation allowance for the three months ended September 30, 2009. For the nine months ended September 30, 2009, we recorded an additional valuation allowance of $5,600 thousand, excluding the cumulative effect of the adoption of new guidance as of January 1, 2009, which resulted in a reduction in the valuation allowance of $2,900 thousand and is included in accumulated deficit (see Note 2 to these financial statements). We carried a total valuation allowance of $18,700 thousand and $16,000 thousand on $204,746 thousand and $224,113 thousand of gross deferred tax assets at September 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $186,046 thousand of gross deferred tax assets at September 30, 2009 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109 (“ASC 740”).

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

Our federal income tax returns are routinely audited by the IRS. During 2008, the IRS completed its examination of the Company’s 2004 and 2005 federal income tax returns. There is one issue in the 2004 tax year within the life insurance company tax group which will proceed to the appeals level. We believe it is reasonably possible that the timing for resolution of this matter will occur in the next 12 months and may reduce the liability for unrecognized tax benefits significantly, which may have an indirect impact on the Company. The IRS commenced their examination of the 2006 and 2007 federal income tax returns during the first quarter of 2009. We are not aware of anything at this point in time that would have a material impact on our financial statements. State examinations are being conducted by Connecticut for the years 1996 through 2005 and New York for the years 2003 through 2005. We do not believe that these examinations will result in a material change to our financial position.

As of September 30, 2009, we had current taxes recoverable of $6,516 thousand in accordance with the tax sharing agreement.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three- and nine-month periods ending September 30, 2009 and 2008 were not material.

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

9.

Contingent Liabilities (continued)

Regulatory actions may be difficult to assess or quantify. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our consolidated financial condition. However, given the large or indeterminate amounts sought in certain of these actions and the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (iii) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (iv) the effect of guaranteed benefits within our products; (v) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vi) further downgrades in our debt or financial strength ratings; (vii) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our pricing expectations; (viii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (ix) our dependence on non-affiliated distributors for our product sales; (x) our dependence on third parties to maintain critical business and administrative functions; (xi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xiii) other legislative or regulatory developments; (xiv) legal or regulatory actions; (xv) changes in accounting standards; (xvi) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results; (xvii) the risks related to a man-made or natural disaster; and (xviii) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE

RESULTS OF OPERATIONS

This section reviews our results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2008 in our 2008 Annual Report on Form 10-K.

Executive Overview

Business

We have historically provided life insurance and annuity products through a wide variety of third-party financial professionals and intermediaries, supported by wholesalers and financial planning specialists employed by us. These products and services reflect a particular expertise in the high-net-worth and affluent market. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the decline in sales through traditional distribution sources, PNX recently initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing manufacturing strengths and partnering capabilities and includes a newly formed distribution subsidiary, Saybrus Partners, Inc., and pursuing opportunities for private label relationships, new distribution sources for our alternative retirement solutions products, and selling core products within existing distribution relationships as well as through new distribution channels.

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

Recent Economic Market Conditions and Industry Trends

Over the past 18 months, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

Economic and market conditions have materially and adversely affected us. In 2008 we had a net loss of $195,194 thousand with a continued loss of $9,843 thousand year-to-date 2009. While there are some signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to take hold or whether the financial markets will once again deteriorate. The lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

•

Regulatory Actions. We are subject to extensive laws and regulations as well as direct regulatory supervision. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. In light of recent events involving certain financial institutions and the current financial crisis, it is possible that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, operating results, financial condition or liquidity. In addition to being subject to general regulatory developments, we are subject to direct regulatory oversight. State insurance departments approve our products, regulate our capital requirements and review our statutory reserves and asset adequacy. Our reduced capitalization has resulted in more frequent review of our financial and business prospects. We cannot predict the likelihood or impact of future regulatory actions or interventions.

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

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions and industry trends primarily affected us in the following areas:

•

Interest margins. Universal life and annuity interest margins increased $487 thousand to $1,729 thousand in the third quarter of 2009 compared to $1,242 thousand in the third quarter of 2008 as the Company decreased credited rates to customers at a slower rate than the decline in investment income on assets supporting these products.

•

Deferred policy acquisition cost. Deferred policy cost amortization decreased by $10,451 thousand to $36,082 thousand in the third quarter of 2009, compared to $46,533 thousand in the third quarter of 2008. The decrease was primarily driven by lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance, partially offset by higher deferred policy cost amortization for our universal life product from improved mortality and refinements resulting from a transition to a new valuation system.

•

Fees on our life and annuity products. Fee revenues decreased $687 thousand to $21,631 thousand in the third quarter of 2009, compared to $22,318 thousand in the third quarter of 2008. This decrease was primarily from lower asset-based fees on our variable annuity products as a result of lower account balances due to unfavorable equity markets in late 2008 and early 2009.

•

Mortality margins in universal life decreased by $9,070 thousand to $36,017 thousand in the third quarter of 2009, compared to $45,087 thousand in the third quarter of 2008, resulting from better mortality experience in the third quarter of 2008. Mortality margins in variable universal life increased by $1,699 thousand to $1,863 thousand in the third quarter of 2009, compared to $164 thousand in the third quarter of 2008, resulting from better mortality experience and no large claims in the third quarter of 2009. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the third quarter of 2009, we had net realized gains of $2,715 thousand, compared to net realized losses of $28,390 thousand in the third quarter of 2008. The realized losses in the third quarter of 2009 were primarily driven by transaction-related gains of $5,090 thousand, partially offset by other-than-temporary impairment losses of $2,375 thousand. The realized losses in the third quarter of 2008 were driven by transaction-related losses of $22,149 thousand and other-than-temporary impairment losses of $6,241 thousand.

•

Operating expenses. Non-deferred operating expenses increased by $10,706 thousand to $31,823 thousand in the third quarter of 2009, compared to $21,117 thousand in the third quarter of 2008. The increase was primarily due to higher non-deferred sales related costs of $8,796 thousand and higher severance costs of $930 thousand associated with the recently completed workforce reduction resulting from the lower expected business volume in 2009.

•

Income taxes. In the third quarter of 2009, the Company recorded an income tax expense of $838 thousand compared to an income tax benefit of $9,853 thousand in the third quarter of 2008. The income tax expense in the third quarter of 2009 was due to the allocation of tax expense to continuing operations from other comprehensive income due to intra-period tax accounting.

Outlook

The continued challenges in the economy, including the potential for an extended or deepening recession, may have further material adverse effects on our business, financial condition and results of operations. In such an environment, we may face lower fees and net investment income from life and annuity products and additional net realized investment losses on our general account investments including further other-than-temporary impairments. Additionally, we may experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking.

Downgrades to Our Financial Strength and Debt Ratings

We have recently been downgraded and had our outlook revised adversely.

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1 and maintained its negative outlook.

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

Recent Developments

Suspension of Distribution Relationships

In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 25% of our total life insurance premiums and approximately 72% of our annuity deposits. On July 30, 2009, we restructured our agreement with State Farm, amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 90,000 of our inforce policies and contracts were sold through State Farm agents.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“ASC 740”). The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

During the quarter ended September 30, 2009, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. As a result of our quarterly assessment, we did not record an additional valuation allowance for the three months ended September 30, 2009. For the nine months ended September 30, 2009, we recorded an additional valuation allowance of $5,600 thousand, excluding the cumulative effect of the adoption of new guidance as of January 1, 2009, which resulted in a reduction in the valuation allowance of $2,900 thousand and is included in accumulated deficit (see Note 2 to our financial statements in this Form 10-Q). We carried a total valuation allowance of $18,700 thousand and $16,000 thousand on $204,746 thousand and $224,113 thousand of gross deferred tax assets at September 30, 2009 and December 31, 2008, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $186,046 thousand of gross deferred tax assets at September 30, 2009 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to SFAS 109 (“ASC 740”).

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

Historically, for securitized financial asset securities, we periodically updated our best estimate of cash flows over the life of the security. In estimating cash flows, we used assumptions based on current market conditions that we believed market participants would use. When the value thus derived was less than amortized cost, and there was an adverse change in the timing or amount of expected future cash flows since the prior analysis, an other-than-temporary impairment was recognized. Projections of future cash flows were subject to change based on new information regarding performance, data received from third-party sources and internal judgments regarding the future performance of the underlying collateral.

Beginning in the fourth quarter of 2008, we implemented FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“ASC 325-40-65-1”). In addition to relying on our best estimate of cash flows that a market participant would use in determining fair value, we apply management judgment of the probability of collecting all amounts due. In making the other-than-temporary impairment assessment, information such as past events, current conditions, reasonable forecasts, expected defaults and relevant market data are considered. Also as part of this analysis, we take an other-than-temporary impairment for those securities that we intend to sell and do not expect the fair value of the security to recover prior to the expected time of sale.

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

In addition to our quarterly reviews, we complete a comprehensive assumption study during the fourth quarter of each year. Upon completion of an assumption study, we revise our assumptions as needed to reflect our current best estimate, thereby changing our estimate of projected account values and the related EGPs in the deferred policy acquisition cost and unearned revenue amortization models as well as SOP 03-01 reserving models. The deferred policy acquisition cost asset, as well as the unearned revenue reserves and SOP 03-01 reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$2,744	$5,423	$(2,679)	(49%)
Insurance and investment product fees	108,873	93,554	15,319	16%
Net investment income	18,138	22,510	(4,372)	(19%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(8,158)	--	--	NM
Portion of OTTI losses recognized in other comprehensive income	5,783	--	--	NM
Net OTTI losses recognized in earnings	(2,375)	(6,241)	3,866	(62%)
Net realized investment gains (losses), excluding OTTI losses	5,090	(22,149)	27,239	(123%)
Total realized investment gains (losses)	2,715	(28,390)	31,105	(110%)
Total revenues	132,470	93,097	39,373	42%

BENEFITS AND EXPENSES:
Policy benefits	59,340	51,774	7,566	15%
Policy acquisition cost amortization	36,082	46,533	(10,451)	(22%)
Other operating expenses	31,823	21,117	10,706	51%
Total benefits and expenses	127,245	119,424	7,821	7%
Income (loss) before income taxes	5,225	(26,327)	31,552	(120%)
Applicable income tax (expense) benefit	(838)	9,853	(10,691)	(109%)
Net income (loss)	$4,387	$(16,474)	$20,861	(127%)

———————

Not meaningful (NM)

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net income for the third quarter of 2009 was $4,387 thousand compared to a net loss for the third quarter of 2008 of $16,474 thousand. The improved results for the quarter ended September 30, 2009 compared to the prior year quarter reflect lower realized losses and lower policy acquisition cost amortization, partially offset by higher expenses resulting from non-deferred sales-related costs and higher benefits.

Mortality margins in universal life decreased by $9,070 thousand to $36,017 thousand in the third quarter of 2009, compared to $45,087 thousand in the third quarter of 2008, resulting from better mortality experience in the third quarter of 2008. Mortality margins in variable universal life increased by $1,699 thousand to $1,863 thousand in the third quarter of 2009, compared to $164 thousand in the third quarter of 2008, resulting from better mortality experience and no large claims in the third quarter of 2009. Fluctuations in mortality are inherent in our lines of business.

Net investment income declined by $4,372 thousand to $18,138 thousand in the third quarter of 2009 compared to $22,510 thousand in the third quarter of 2008, primarily from lower investment income due to lower asset balances in our general account. Universal life and variable annuity interest margins were relatively flat in the third quarter of 2009 compared to the third quarter of 2008.

Deferred policy cost amortization decreased by $10,451 thousand to $36,082 thousand in the third quarter of 2009, compared to $46,533 thousand in the third quarter of 2008. The decrease primarily reflects lower deferred policy cost amortization for our variable annuity products as a result of favorable fund performance, partially offset by higher deferred policy cost amortization for our universal life product from improved mortality and refinements resulting from a transition to a new valuation system.

Non-deferred operating expenses increased by $10,706 thousand to $31,823 thousand in the third quarter of 2009, compared to $21,117 thousand in the third quarter of 2008. The increase was primarily driven by higher non-deferred sales related costs of $8,796 thousand due to lower sales volume and higher severance costs of $930 thousand associated with the recently completed workforce reduction resulting from the lower expected business volume.

In the third quarter of 2009, we had net realized gains of $2,715 thousand, compared to net realized losses of $28,390 thousand in the third quarter of 2008. The realized losses in the third quarter of 2009 were primarily from transaction-related gains of $5,090 thousand, partially offset by other-than-temporary impairment losses of $2,375 thousand. The realized losses in the third quarter of 2008 were driven by transaction-related losses of $22,149 thousand and other-than-temporary impairment losses of $6,241 thousand.

In the third quarter of 2009, the Company recorded an income tax expense of $838 thousand compared to an income tax benefit of $9,853 thousand in the third quarter of 2008. The income tax expense in the third quarter of 2009 was driven by the allocation of tax expense to continuing operations from other comprehensive income due to intra-period tax accounting.

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$12,180	$10,094	$2,086	21%
Insurance and investment product fees	302,826	265,136	37,690	14%
Net investment income	60,358	69,821	(9,463)	(14%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(34,131)	--	--	NM
Portion of OTTI losses recognized in other comprehensive income	15,397	--	--	NM
Net OTTI losses recognized in earnings	(18,734)	(18,577)	(157)	1%
Net realized investment gains (losses), excluding OTTI losses	6,790	(28,153)	34,943	(124%)
Total realized investment losses	(11,944)	(46,730)	34,786	(74%)
Total revenues	363,420	298,321	65,099	22%

BENEFITS AND EXPENSES:
Policy benefits	191,173	146,362	44,811	31%
Policy acquisition cost amortization	80,870	109,825	(28,955)	(26%)
Other operating expenses	100,772	74,924	25,848	34%
Total benefits and expenses	372,815	331,111	41,704	13%
Loss before income taxes	(9,395)	(32,790)	23,395	(71%)
Applicable income tax (expense) benefit	(448)	13,601	(14,049)	(103%)
Net loss	$(9,843)	$(19,189)	$9,346	(49%)

———————

Not meaningful (NM)

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

We had a net loss for the nine-month period ended September 30, 2009 of $9,843 thousand, compared to a net loss for nine-month period ended September 30, 2008 of $19,189 thousand. The improved results for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflect lower policy acquisition cost amortization and lower impairments on debt securities, partially offset by higher expenses resulting from non-deferred sales-related costs.

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

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2009, our general account held debt securities with a carrying value of $1,352,551 thousand, representing 91.7% of total general account investments. Public debt securities represented 81.3% of total debt securities, with the remaining 18.7% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of September 30, 2009
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$188,559	$188,518	$--	$--
State and political subdivision	6,216	6,494	--	--
Foreign government	17,120	15,093	1,328	1,123
Corporate	552,773	570,291	75,789	104,051
Commercial mortgage-backed	75,276	84,598	1,641	5,119
Residential mortgage-backed	288,724	306,797	46,316	67,201
CDO/CLO	4,114	5,692	55,635	80,820
Other asset-backed	35,088	39,365	3,972	4,285
Total debt securities	$1,167,870	$1,216,848	$184,681	$262,599

Percentage of total debt securities	86.3%	82.3%	13.7%	17.7%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2009 in our debt securities portfolio are diversified banking (6.1%), diversified financial services (3.8%), insurance (3.0%), REITs (2.5%) and electric utilities (2.5%).

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of September 30, 2009, 84% of the total residential portfolio was rated AAA or AA. We have $43,868 thousand of sub-prime exposure, $26,690 thousand of Alt-A exposure and $98,453 thousand of prime exposure, which combined amount to 11% of our general account. Substantially all of our sub-prime, Alt-A, and prime exposure is investment grade, with 64% being AAA rated, and another 6% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Year-to-date through September 30, 2009, we have taken impairments of $8,666 thousand on our residential mortgage-backed portfolio. These impairments consist of $1,148 thousand from prime, $3,403 thousand from Alt-A and $4,115 thousand from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2009
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$152,979	$156,255	10.4%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	111,433	98,453	6.6%	74.8%	4.3%	6.5%	11.1%	3.3%
Alt-A	36,782	26,690	1.8%	29.6%	0.0%	2.8%	0.8%	66.8%
Sub-prime	62,596	43,868	2.9%	58.9%	13.7%	10.5%	7.3%	9.6%
Total	$363,790	$325,266	21.7%	81.0%	3.2%	3.6%	4.4%	7.8%

———————

(1)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$81,341	$73,631	4.9%	0.0%	1.3%	13.8%	42.9%	42.0%
AA	5,326	4,263	0.3%	0.0%	59.7%	36.7%	0.0%	3.6%
A	7,848	6,450	0.5%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	12,937	10,892	0.7%	0.0%	56.9%	25.2%	6.9%	11.0%
BB and below	3,981	3,217	0.2%	39.7%	47.4%	0.0%	12.9%	0.0%
Total	$111,433	$98,453	6.6%	1.3%	11.3%	21.3%	33.3%	32.8%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$9,284	$7,891	0.5%	0.0%	42.6%	0.0%	44.4%	13.0%
AA	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
A	1,197	742	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	369	219	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
BB and below	25,932	17,838	1.2%	10.8%	37.6%	51.6%	0.0%	0.0%
Total	$36,782	$26,690	1.8%	7.2%	37.7%	34.5%	13.1%	7.5%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$33,275	$25,853	1.7%	30.1%	10.3%	10.7%	37.6%	11.3%
AA	11,313	6,000	0.4%	29.9%	0.0%	43.5%	0.0%	26.6%
A	7,066	4,610	0.3%	0.0%	47.0%	53.0%	0.0%	0.0%
BBB	4,972	3,204	0.2%	52.0%	32.1%	0.0%	0.0%	15.9%
BB and below	5,970	4,201	0.3%	46.4%	0.0%	53.6%	0.0%	0.0%
Total	$62,596	$43,868	2.9%	30.1%	13.3%	23.0%	22.1%	11.5%

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

Sources and Types of Net Realized Investment	Three Months Ended		Nine Months Ended
Gains (Losses):	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008

Total other-than temporary debt impairment losses	$(8,158)	$--	$(33,038)	$--
Portion of loss recognized in other comprehensive income	5,783	--	15,397	--
Net debt impairments recognized in earnings	$(2,375)	$--	$(17,641)	$--

Debt security impairments	$(2,375)	$(6,241)	$(17,641)	$(18,577)
Other investments impairments	--	--	(1,093)	--
Impairment losses	(2,375)	(6,241)	(18,734)	(18,577)
Debt security transaction gains	482	134	3,120	1,336
Debt security transaction losses	(633)	(749)	(12,372)	(2,874)
Other investments transaction losses	(277)	(62)	(405)	(83)
Net transaction gains (losses)	(428)	(677)	(9,657)	(1,621)
Realized gains (losses) on derivative assets and liabilities	5,518	(21,472)	16,447	(26,532)
Net realized investment gains (losses), excluding impairment losses	5,090	(22,149)	6,790	(28,153)
Net realized investment gains (losses), including impairment losses	$2,715	$(28,390)	$(11,944)	$(46,730)

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

Given the continued stress and lack of liquidity in the current environment, management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $65,044 thousand ($11,195 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed its ability and intent to hold the securities for an extended time to recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at September 30, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $17,900 thousand and an unrealized loss of $31,554 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities and, therefore, a temporary impairment is appropriate.

•

Bear Stearns Asset Backed Securities – With a fair value of $3,141 thousand and an unrealized loss of $6,859 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not that a temporary impairment is appropriate at this time.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, a temporary impairment is appropriate at this time.

Corporate Debt Securities

Corporate debt securities make up approximately 42% of the unrealized loss balance. Of these securities with unrealized losses, approximately 55% are investment grade. Approximately 84% of the investment grade securities are in the financial services sector. This sector continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

Effective January 1, 2009, we adopted ASC 320-10-65 for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of ASC 320-10-65, we recognized the cumulative effect of the initial application of this guidance. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment includes related offsets such as deferred policy acquisition costs, policy dividend obligations in the closed block, and related tax effects. The cumulative effect recognized was $4,613 thousand after offsets and is reflected in stockholder’s equity. The cumulative effect resulted in a decrease to accumulated deficit of $5,838 thousand after offsets, which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

Fixed maturity other-than-temporary impairments recorded in the third quarter of 2009 were concentrated in asset-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment and, therefore, resulted in other-than-temporary impairments. Total impairments recognized through earnings related to such credit-related circumstances were $2,375 thousand in the third quarter of 2009 and $17,641 year-to-date.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by liquidity concerns. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $5,783 thousand in the third quarter of 2009 and $15,397 thousand year-to-date.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in	Three Months	Nine Months
Earnings on Debt Securities:	Ended	Ended
($ in thousands)	September 30, 2009

Debt securities credit losses, beginning of period	$(14,760)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(932)	(8,903)
Less: Credit losses on securities sold	5,110	8,762
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(774)	(1,581)
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of period	$(11,356)	$(11,356)

RMBS and CMBS

RMBS and CMBS debt securities constitute approximately 37% of the unrealized loss balance. These sectors are also experiencing depressed valuations due to illiquidity and rating pressures but our exposure is to highly rated and well diversified securities. We have no direct mortgage loan or real estate holdings.

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

Net Unrealized Gains (Losses) on Fixed Maturities on which an Other-than-Temporary Impairment	Nine Months
has been Recognized (Non-Credit Losses):	Ended
($ in thousands)	Sept 30, 2009
AOCI Related to Net Investment Gains (Losses)
Cumulative impact of adoption of ASC 320-10-65, beginning balance	$(8,325)
Changes in net investment gains (losses) arising during the period	(7,181)
Reclassification adjustment for amounts included in net income(1)	9,197
Balance of fixed maturity non-credit losses in AOCI, September 30, 2009	(6,309)
All other net unrealized investment gains (losses) in AOCI	(120,587)
Total net unrealized investment gains (losses) in AOCI	$(126,896)

———————

(1)

Other-than-temporary impairment gains (losses) are included in net income upon sale or maturity of the security, if the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in thousands)	2009(1)	2008

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,327)	--
Commercial mortgage-backed	--	--
Residential mortgage-backed	(3,318)	--
CDO/CLO	(9,226)	--
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(13,871)	$--

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2009
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$533,545	$16,009	$12,409	$505,127
Total amortized cost	688,943	16,200	15,179	657,564
Unrealized losses	$(155,398)	$(191)	$(2,770)	$(152,437)
Unrealized losses after offsets	$(27,672)	$(32)	$(482)	$(27,158)
Number of securities	383	13	17	353

Investment grade:
Unrealized losses	$(75,831)	$(47)	$(681)	$(75,103)
Unrealized losses after offsets	$(13,370)	$(8)	$(133)	$(13,229)

Below investment grade:
Unrealized losses	$(79,567)	$(144)	$(2,089)	$(77,334)
Unrealized losses after offsets	$(14,302)	$(24)	$(349)	$(13,929)

Total net unrealized losses on debt securities were $126,896 thousand (unrealized losses of $155,398 thousand less unrealized gains of $28,502 thousand).

For debt securities with gross unrealized losses, 48.3% of the unrealized losses after offsets pertain to investment grade securities and 51.7% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of September 30, 2009
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(121,792)	$(1,871)	$(70,201)	$(49,720)
Unrealized losses over 20% of cost after offsets	$(21,641)	$(312)	$(12,682)	$(8,647)
Number of securities	219	33	151	35

Investment grade:
Unrealized losses over 20% of cost	$(47,439)	$(485)	$(27,231)	$(19,723)
Unrealized losses over 20% of cost after offsets	$(8,214)	$(81)	$(4,741)	$(3,392)

Below investment grade:
Unrealized losses over 20% of cost	$(74,353)	$(1,386)	$(42,970)	$(29,997)
Unrealized losses over 20% of cost after offsets	$(13,427)	$(231)	$(7,941)	$(5,255)

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

In the second half of 2008, A.M. Best Company, Inc., Moody’s Investors Service and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1. They maintained their negative outlook on all ratings. On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1.

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

Given these developments, it is possible that rating agencies will heighten the level of scrutiny that they apply to us, will request additional information from us, and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any rating agency.

The financial strength ratings as of November 13, 2009 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B++ (“Good”)	Negative
Moody’s	Ba1 (“Questionable”)	Negative
Standard & Poor’s	BB (“Marginal”)	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

See our 2008 Annual Report on Form 10-K for additional information as to liquidity and capital resources.

Contractual Obligations and Commercial Commitments

As of September 30, 2009, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $224,311 thousand at September 30, 2009. Statutory results are preliminary until filed with the regulatory authorities.

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

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of the previously identified material weakness in our internal control over financial reporting, as disclosed in our 2008 Annual Report on Form 10-K and further discussed below under “Previously Identified Material Weakness,” these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

In response, the Company has substantially completed a remediation plan as described below. However, because these remedial actions have not yet been tested, we were not able to conclude that this material weakness has been remediated, and that our internal control over financial reporting is effective, as of September 30, 2009.

Remediation Plan

We have engaged external resources to provide expertise for income tax accounting. These resources will complete control reviews of the effective tax rate reconciliation, the allocation of the income tax provision and other supporting tax workpapers as well as applying relevant tax accounting guidance to the circumstances of the Company, including transaction-related activity.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed above, in the third quarter of 2009 we have completed the engagement of external resources to provide expertise for income tax accounting.

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

Over the past 18 months, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home prices, rising mortgage defaults and increasing home foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession.

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

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by recent economic developments over the past 18 months. These adverse conditions, included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes, and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

The value of our investment portfolio has declined which has resulted in, and may continue to result in, higher realized and/or unrealized losses. While the unrealized loss position of our investment portfolio has had significant improvement in 2009, the valuations on our investments are still under stress. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value. Certain types of securities in our investment portfolio, such as asset-backed securities supported by residential and commercial mortgages, have been disproportionately affected and could experience further realized and/or unrealized losses if the delinquency rates of the underlying mortgage loans increase.

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

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

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

Economic and market conditions have materially and adversely affected us. While there are some signs of an economic and market recovery, it is difficult to predict how long it will take for a sustainable economic and market recovery to take hold or whether the financial markets will once again deteriorate. The lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity are likely to continue to materially and adversely affect our business, financial condition and results of operations.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our parent and us. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a disproportionate rate. This reduces the statutory surplus used in calculating our RBC ratios. Without our parent, we have recently taken capital management actions to bolster our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements.

Downgrades to debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

Rating agencies assign our life insurance affiliates and us financial strength ratings based on their opinions of the company’s ability to meet its financial obligations.

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

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1 and maintained its negative outlook on all ratings.

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

We distribute our products through non-affiliated advisors, broker-dealers and other financial intermediaries. There is substantial competition for business within most of these distributors. We believe that our sales through these distributors depend on a variety of factors, such as our financial strength, the quality and pricing of our products and the support services we provide. In 2008, our largest individual distributor of life insurance was State Farm. Our largest distributors of annuities in 2008 were State Farm and National Life Group. In 2008, State Farm accounted for approximately 25% of our total life insurance premiums. In 2008, State Farm accounted for approximately 72% and National Life Group accounted for approximately 13% of our annuity deposits. Since our relationship with State Farm began in mid-2001, it has generated $254 million in cumulative new total life premiums and $1.6 billion in annuity deposits. Our distributors are generally free to sell products from a variety of providers. In March 2009, State Farm suspended the sale of our products pending a re-evaluation of the relationship between the companies and National Life Group suspended the sale of our products. This has materially adversely affected our revenues.

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

While we restructured our agreement with State Farm in July 2009, to amend the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, the restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 90,000 of our in-force policies and contracts were sold through State Farm agents.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and September 30, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for income taxes, including the allocation of its income tax provision (benefit) among income from continuing operations, income from discontinued operations and other comprehensive loss. As a result of this material weakness, management determined that our disclosure controls and procedures were not effective as of December 31, 2008 and September 30, 2009. The material weakness is described in Part I, Item 4 entitled “Controls and Procedures” of this Quarterly Report on Form 10-Q. This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

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

PHL VARIABLE INSURANCE COMPANY

Date: November 16, 2009	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer