Form 10-K
period 2009-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2010-03-23
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☑

Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 19, 2010, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form with the reduced disclosure format permitted by that General Instruction.

Unless otherwise stated, “we,” “our” or “us” means PHL Variable Insurance Company (the “Company” or “PHL Variable”) and its direct and indirect subsidiaries. Furthermore, “Phoenix Life” refers to Phoenix Life Insurance Company and “PNX” refers to The Phoenix Companies, Inc.

PART I

Item 1.

Business

Description of Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our historical expertise is in the high-net-worth and affluent market; more recently, we also have begun to focus on the needs of the broader middle market. Most of our life insurance in force is permanent life insurance (universal life and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate, fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the decline in sales through traditional distribution sources, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing strengths and including a newly formed distribution subsidiary of PNX, Saybrus Partners, Inc., repositioning some of our core life and annuity products for the middle market and establishing new relationships with distributors within that market, and identifying market opportunities for our alternative retirement solutions products.

Underlying this plan is a strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Sustainable growth.

Products

Life Products

Our life insurance products include universal life, variable universal life and other insurance products. We offer single life, first-to-die and second-to-die products. Under first-to-die policies, multiple lives (between two and five) may be insured with the policy proceeds paid after the death of the first of the insured lives. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

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

Annuity Products

We offer a wide range of annuity products including fixed, variable and other types of annuities in both deferred and immediate varieties. Deferred annuities accumulate for a number of years before periodic payments begin and enable the contract owner to save for retirement and provide options that protect against outliving assets during retirement. Immediate annuities are purchased by means of a single lump sum payment and begin paying periodic income within the first year.

Fixed Annuities: Fixed annuities provide a guaranteed rate of return over a specified period of time. Contract owners do not bear any investment risk in a fixed annuity. We offer deferred fixed indexed annuities, a deferred fixed annuity and an immediate fixed annuity. Our major source of revenue from fixed annuities is the excess of the investment income we earn over interest and index credits, if any.

Our single-premium deferred modified guaranteed fixed indexed annuities offer a fixed account and various indexed accounts. The fixed account earns interest at a specified rate of return determined by us, subject to certain minimums. The indexed accounts provide index credits based on various crediting methodologies and are linked to a number of domestic and international stock and bond indices. Indexed annuity contract owners may also elect a guaranteed minimum withdrawal benefit (“GMWB”), which provides a guaranteed income stream for the lifetime of the contract owner(s).

Our single-premium deferred modified guaranteed fixed annuity meets the needs of clients who want a guaranteed rate of return over a specified period. The fixed annuity offers a variety of interest rate guarantee periods. The contract owner receives a guaranteed rate of return over the initial interest rate guarantee period and has the option to elect a new guarantee period at the end of the initial term, at then current rates.

Our single premium immediate fixed annuity provides a guaranteed income stream for a specified period of time and/or over the lifetime of the annuitant(s).

Variable Annuities: Deferred variable annuities allow contract owners to direct deposits into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. Deposits allocated to the general account earn interest at a specified rate of return determined by us, subject to certain minimums. In the separate investment accounts, the contract owner bears the risk of investment results. We credit to the separate investment accounts a return net of fees and charges.

We collect fees for the management of these various investment accounts and assess charges against these accounts for the administrative services we provide. Our major sources of revenue from variable annuities are mortality and expense fees charged to the contract owner, generally determined as a percentage of the market value of any underlying separate account balances and a portion of the fees we collect for the management of the various investment accounts.

Our variable annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive the full amount of any premiums paid if the annuitant dies. Certain contracts have enhanced GMDBs in exchange for an additional fee.

Variable annuity contract owners may also elect certain living benefit guarantees, including guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”).

Other Annuities: We also offer a single-premium deferred equity indexed annuity and a single premium immediate fixed and variable annuity.

The equity indexed annuity is registered with the Securities and Exchange Commission (“SEC”) and features a choice of three indexed accounts and a fixed account. The fixed account earns interest at a specified rate of return determined by us, subject to certain minimums. The indexed accounts provide index credits based on various crediting methodologies and are linked to the performance of the S&P 500 Index.

The single premium immediate fixed and variable annuity provides an income stream for a specified period of time and/or over the lifetime of the annuitant(s). The contract owner can allocate the single premium to the fixed income allocation or to a variety of separate investment accounts. The fixed income allocation provides a guaranteed income stream. The separate investment accounts provide an income stream that fluctuates with the investment performance of the separate investment accounts.

Other Products and Services

We established the Alternative Retirement Solutions unit in 2007 to develop innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers. In 2008, we were the first company to launch a hybrid insurance/investment product, which adds a lifetime income guarantee to an investor's managed account assets.

Underwriting and Mortality Risk Management

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges.

Reinsurance

While we have underwriting expertise and have experienced favorable mortality trends, we manage the risks associated with our life insurance products through reinsurance. Our reinsurance program is designed to limit potential losses, reduce exposure to larger risks and provide capacity relief. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, this does not relieve us of our primary liability to our policyholders. The failure of any reinsurer to meet its obligations could result in losses to the Company. Since we bear the risk of nonpayment, we carefully consider the initial selection and actively monitor the financial condition and ratings of our reinsurers throughout the term of the contract.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Our current retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. We also assume reinsurance from other insurers. Typically our reinsurance contracts allow us to recapture ceded policies after a specified period. This right is valuable in the event our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2009. Also included is the A.M. Best rating of each reinsurer as of March 19, 2010.

	As of December 31, 2009
	Reinsurance	Reinsurer’s
	Recoverable	A.M. Best
Principal Reinsurers:	Balances	Rating
	($ in thousands)
RGA Reinsurance Company	$149,910	A +
Swiss Reinsurance Group(1)	$121,684	A
AEGON USA(2)	$100,024	A
Scottish Re US Inc	$46,330	E
Munich American Reassurance Co	$45,720	A +

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America and Reassure America Life Insurance Co.

(2)

Transamerica Life Insurance Co is a subsidiary of AEGON.

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Distribution and Support Services

In light of downgrades to our financial strength ratings in 2008 and 2009, sales through our traditional distribution sources declined in 2009 and prompted PNX to refocus its distribution strategy on independent marketing organizations and independent producers.

Suspension of Traditional Key Distribution Relationships: In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. On July 30, 2009, we restructured our agreement with State Farm, amending the existing agreement to clarify the service and support we will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. There are approximately 80,000 in-force Phoenix policies and contracts sold through State Farm agents. Also in 2009, various other distributors suspended the sale of Phoenix products. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Recent Developments” for a discussion of the suspension of our distribution relationships.

Establishment of Saybrus Partners, Inc. In response to the loss of our traditional distribution relationships, PNX established a new distribution company, Saybrus Partners, Inc. (“Saybrus”), in the fourth quarter of 2009. We have a distribution contract with Saybrus for the sale of our products.

Competition

We believe our competitive strengths include innovative products and product features, underwriting and mortality risk management expertise, partnering capabilities and value-added support provided to our distributors. Our ability to compete is based on these as well as other factors, including investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. Because the changes to our financial strength ratings over the past year have made it difficult to compete in the markets we have pursued in the past, we are entering markets and channels historically served by companies not in the highest rating categories.

While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms. In general, larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities may be better positioned competitively.

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

The following chart illustrates our corporate structure as of December 31, 2009.

THE PHOENIX COMPANIES, INC.

100%	100%
PHOENIX LIFE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

100%
PM HOLDINGS, INC.

100%	Various %s

PHL VARIABLE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

Item 1A.

Risk Factors

In addition to the normal risks of business, we are subject to other risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity. Such risks could cause the Company’s actual results to differ materially from those referred to or implied in any forward looking statements.

Our business, financial condition, and results of operations have been, and are expected to continue to be, materially and adversely affected by unfavorable general economic developments, as well as by specific related factors such as the performance of the debt and equity markets and changes in interest rates.

Since the middle of 2008, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home and commercial real estate prices, rising mortgage defaults and increasing foreclosures, resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the likely continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

•

Poor performance of the debt and equity markets diminishes our fee revenues by reducing the value of the assets we manage within our variable annuity and variable life products.

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At December 31, 2009, we carried a valuation allowance of $22,600 thousand on $210,636 thousand of deferred tax assets.

•

The funding requirements of our ultimate parent company’s pension plan are dependent on the performance of the debt and equity markets. Future market declines could result in additional funding requirements. Also, the funding requirements of our ultimate parent company’s pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the value of the liabilities under the plan would increase, as would the requirement for future funding.

•

The value of our investment portfolio had an unrealized loss position, before offsets of $114,396 thousand, at December 31, 2009. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

•

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

Interest rate fluctuations could adversely affect our business and results of operations.

Changes in interest rates also have other effects related to our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining in force. We would obtain lower returns on investments made with these cash flows. In addition, borrowers may prepay or redeem bonds in our investment portfolio so that we might have to reinvest those proceeds in lower yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts credited to policyholders and contract owners, which could adversely affect our results of operations.

Continuing adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Continued adverse capital and credit market conditions may limit our access to liquidity and affect the availability and cost of borrowed funds. We need liquidity to meet policyholder obligations and to pay operating expenses, as well as any shareholder dividends declared by our Board of Directors. Our principal source of liquidity is cash flow generated by operations and investment activities. Without sufficient liquidity, we could be forced to curtail certain of our operations, which would adversely impact our results of operations. Additional actions could include, but are not limited to:

•

Access to external sources of capital, including the debt or equity markets;

•

Limiting or curtailing sales of certain products and/or restructuring existing products;

•

Undertaking asset sales; and

•

Seeking temporary or permanent changes to regulatory rules.

Certain of these actions could require regulatory approval.

The principal internal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, to the extent they consist of cash or assets that are readily convertible into cash. Under normal circumstances, we maintain access to external sources of liquidity, including the potential issuance of debt and equity securities.

The availability of external sources of liquidity depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our financial strength ratings and credit capacity. The current uncertainty or volatility in the financial markets and the deterioration of our financial strength ratings has reduced our ability to obtain new financing in support of our business on favorable terms, and eliminated altogether our ability to access certain markets.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

The unprecedented current market conditions have made it difficult to value certain illiquid securities in our investment portfolio because trading has become less frequent and/or market data less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations and financial condition.

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Given current market conditions and liquidity concerns, management’s determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that did not qualify for hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas. Most of these factors are outside of our control. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a disproportionate rate. This reduces the statutory surplus used in calculating our RBC ratios. We have recently taken capital management actions to bolster our capitalization and RBC ratio including, but not limited to, the sale of certain securities in our portfolio and entry into reinsurance arrangements.

We may be unsuccessful in our efforts to implement a new business plan.

In light of downgrades to our financial strength ratings and the loss or impairment of our relationships with several key distribution partners, PNX has initiated a new business plan that leverages existing product manufacturing strengths and partnering capabilities to shift the focus of new business development to areas that are less capital intensive, appeal to an expanded range of distributors including those with middle market clients, and not dependent on particular distribution partners. This plan shifts the focus of new business development to distributing our products through our ultimate parent company’s newly formed distribution company, selling core products through new distribution channels including independent marketing organizations and expanding alternative retirement product solutions. This new business plan may not succeed and may adversely affect our results of operations and our ability to retain existing customers or attract new customers.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Downgrades of debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales and increase our future borrowing costs.

Rating agencies assign Phoenix Life and its subsidiaries financial strength ratings, and assign PNX debt ratings, based in each case on their opinions of PNX or Phoenix Life’s ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades have adversely affected our reputation and, hence, our ability to distribute our products through unaffiliated third parties. These downgrades in ratings have materially and adversely affected new sales of our products and the persistency of existing customers, as well as our ability to borrow. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Any rating downgrades may also result in a lack of access to or increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth and may require us to reduce our operations.

We have recently been downgraded and continue to have a negative outlook.

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and maintained its negative outlook.

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1 and maintained its negative outlook.

•

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained its negative outlook.

On May 4, 2009, our ultimate parent company informed Fitch Ratings Ltd. that, due to its expense management initiatives, it would no longer provide non-public information to the agency and would cease paying annual rating fees.

In light of the difficulties experienced recently by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response. Accordingly, further downgrades may occur in the future at any time and without notice by any rating agency.

Our results may be negatively impacted if investment returns, mortality rates, persistency rates, funding levels, expenses or other factors differ significantly from our assumptions used in pricing products.

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

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability of premium financing suggest that the reasons for purchasing our products are changing. At the same time, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Deviations in actual experience from our pricing assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We are implementing an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment and any other permitted adjustments may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2009, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2009 we had an unlocking of deferred policy acquisition costs of $4,262 thousand. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

Losses due to defaults by others, including issuers of fixed income securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) could adversely affect our business, financial condition and results of operations.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a material adverse effect on our business, financial condition and results of operations. Additionally, the underlying assets supporting our structured securities may deteriorate causing these securities to incur losses. Our investment portfolio includes investment securities in the financial services sector that have experienced defaults recently. Further defaults could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as securities analysts, portfolio managers, sales personnel, underwriters, technology professionals and actuaries can be intense. In general, our employees are not subject to employment contracts or non-compete agreements.

In 2009, to reduce and control our expenditures, we implemented a series of actions, including the freezing of senior management salaries and our ultimate parent company’s qualified and non-qualified pension plans, that could impact our relationship with our senior management and our ability to retain or attract senior executives, key employees or professionals we need to operate our business successfully. These actions and further actions that may be implemented could have a negative impact on us.

Our business operations and results could be adversely affected by inadequate performance of third-party relationships.

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

We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and adversely affect our results of operations.

We face strong competition in our businesses from insurance companies and other financial services firms. This competition could impair our ability to retain existing customers, attract new customers and maintain our results of operations.

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Recent domestic and international consolidation in the financials services industry, driven by regulatory action and other opportunistic transactions in response to adverse economic and market developments, has resulted in an environment in which larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are able better withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital.

In addition, some of our competitors are regulated differently than we are, which may give them a competitive advantage. If we fail to compete effectively in this environment, our results of operations and financial condition could be materially and adversely affected.

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

We also benefit from certain tax benefits, including but not limited to, deductibility of performance-based compensation that exceeds $1,000 thousand, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our results of operations could be adversely impacted.

Potential changes in federal and state regulation may increase our business costs and required capital levels, which could adversely affect our business, operating results, financial condition or liquidity.

We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. This is particularly the case given recent adverse economic and market developments. These laws and regulations are administered and enforced by a number of different governmental authorities including foreign regulators, state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general. In light of recent events involving certain financial institutions and the current financial crisis, it is likely that the U.S. government will heighten its oversight of the financial services industry, including possibly through a federal system of insurance regulation. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether this or other regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, operating results, financial condition or liquidity.

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

State insurance laws regulate most aspects of our business. We are regulated by the insurance departments of the states in which we are domiciled (Connecticut) and licensed. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, operating results, financial condition and liquidity.

Regulatory actions could result in financial losses or harm to our businesses.

Various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on late-trading, market timing and valuation issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific. We have had inquiries relating to market timing and distribution practices in the past, and we continue to cooperate with the applicable regulatory authorities in these matters. While the regulatory authorities have not taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, it is possible that the U.S. government will heighten its oversight of the financial services industry in general or of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

It is not feasible to predict or determine the ultimate outcome of all regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

Legal actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

We are, and in the future may be, subject to legal actions in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects or result in regulatory or legislative responses.

Our litigation matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on the Company’s financial position.

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

It is possible that these and other future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 2 to our financial statements under Item 8 “Financial Statements and Supplementary Data—Adoption of New Accounting Standards” in this Annual Report on Form 10-K for more information.

Our internal control over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

We believe that we have adequately addressed the previously disclosed deficiencies, but there can be no assurance that we have discovered all of the deficiencies that may exist now and in the future. If our internal control over financial reporting and disclosure controls and procedures have not been sufficiently improved and we were to determine that such weaknesses continue to exist, our investors could lose confidence in the accuracy and completeness of our financial statements and our reports that we file with the SEC.

We are exposed to the risks of natural and man-made disasters, which may adversely affect our operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions and pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations or financial condition. For example, a natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe natural disaster or pandemic could result in a substantial increase in mortality experience and have a significant negative impact on our capital and surplus. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of our business within such area and the general economic climate, which in turn could have an adverse affect on us. The possible macroeconomic effects of a pandemic could also adversely affect our investment portfolio. While widespread outbreaks of communicable diseases, such as the outbreak of swine flu experienced world-wide in April 2009, have not adversely affected us thus far, a worsening of this outbreak, or the occurrence of another outbreak of a different communicable disease, may adversely affect our operations or financial condition in the future.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

The Company is aware of the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires. To the extent that climate change impacts mortality rates or consumer behavior and those changes do not match the long-term mortality assumptions in our product pricing, our financial condition, profitability or cash flows could be impacted.

Item 1B.

Unresolved Staff Comments

The registrant has omitted this information from this report as the registrant is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act and is not a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Item 2.

Properties

Our executive headquarters consist of an office building at One American Row in Hartford, Connecticut owned by our ultimate parent company and space in East Greenbush, New York which is leased by our parent company. For the use of space in these buildings, we pay rent through expense allocations from our parent company. We do not own any real estate.

Item 3.

Legal Proceedings

See Note 15 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.

[Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

We did not pay any dividends during the three years ended December 31, 2009.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of continuing adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vii) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (viii) the possibility that we not be successful in our efforts to implement a new business plan; (ix) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (xiii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiv) our ability to attract and retain key personnel in a competitive environment; (xv) our dependence on third parties to maintain critical business and administrative functions; (xvi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) legislative or regulatory developments; (xix) regulatory or legal actions; (xx) changes in accounting standards; (xxi)  the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence and our stock price; (xxii) the risks related to a man-made or natural disaster; (xxiii) risks related to changing climate conditions; and (xxiv) other risks and uncertainties described herein or in any of our filings with the SEC. We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for each of the two years in the period ended December 31, 2009. This discussion should be read in conjunction with our financial statements in this Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our historical expertise is in the high-net-worth and affluent market. More recently, we also have begun to focus on the needs of the broader middle market. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred and immediate and fixed variable annuities with a variety of death benefit and guaranteed living benefit options.

In light of recent downgrades to our financial strength ratings and the decline in sales through traditional distribution sources, our ultimate parent company The Phoenix Companies, Inc. (“PNX”), initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing strengths and includes a newly formed distribution subsidiary of PNX, Saybrus Partners, Inc., repositioning some of our core life and annuity products for the middle market and establishing new relationships with distributors within that market, and identifying market opportunities for our alternative retirement solutions products.

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Sustainable growth.

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

•

Interest margins. Net investment income earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•

Non-deferred operating expenses including expenses related to servicing the products and policyholders offered by the Company, consisting of various maintenance and overhead-type expenses, including pension and other benefit costs.

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

•

Income tax expense which is a function of pretax income and significant judgments we make with respect to the reversal of certain temporary book-to-tax differences, and specifically our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

Certain of our products include guaranteed benefits. These include guaranteed minimum death benefits, guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

Recent Economic Market Conditions and Industry Trends

Since the middle of 2008, the U.S. economy has experienced unprecedented credit and liquidity issues and entered into a recession. Following several years of rapid credit expansion, a sharp contraction in mortgage lending coupled with dramatic declines in home and commercial real estate prices, rising mortgage defaults and increasing foreclosures, resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to most sectors of the credit markets, and to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, to be subsidized by the U.S. government and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and fears of a prolonged recession.

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the likely continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability of premium financing suggest that the reasons for purchasing our products are changing. At the same time, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, we are implementing an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment, any other permitted adjustments or any additional steps taken to manage our in force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas in the year ended December 31, 2009 as compared to the year ended December 31, 2008:

•

Interest margins. Interest margins remained relatively flat at $6,804 thousand in 2009 compared to $6,845 thousand in 2008. Universal life interest margins improved by $2,287 thousand in 2009 as a result of higher net investment income on assets supporting these products. This improvement was offset by a decrease in variable annuity interest margins.

•

Deferred policy acquisition cost. Deferred policy cost amortization decreased by $122,899 thousand to $139,243 thousand in 2009, compared to $262,132 thousand in 2008. In 2009, we had an unlocking of assumptions related to deferred policy acquisition costs resulting in an acceleration of amortization of $21,481 thousand, as compared to an unlocking impact from acceleration of amortization of $101,418 thousand in 2008. We revised our estimates of future net investment income, mortality experience, cost of insurance charges, policy maintenance expenses, premium persistency and lapses and, in 2008, equity market movements resulted in a reduction in overall projected gross profits or margins, and an acceleration of the amortization of deferred policy acquisition costs.

•

Fees on our life and annuity products. Excluding the impact of the unlocking, fee revenues decreased by $12,286 thousand to $76,353 thousand in 2009, compared to $88,639 thousand in 2008. The decrease was primarily driven by lower policy and premium-based fees of $9,108 thousand on our universal life and variable universal life products reflecting lower sales and policies in force. Additionally, asset-based fees decreased $3,177 thousand on our variable annuity products driven by lower account balances reflecting the unfavorable equity markets in late 2008 and early 2009.

•

Mortality margins. Prior to the impact of the unlocking noted above, overall mortality margins decreased as compared with prior year. This was primarily driven by unfavorable mortality of universal life which decreased margins by $36,337 thousand to $123,276 thousand in 2009, compared to $159,613 thousand in 2008. However, there was a $7,346 thousand decrease in death benefits related to term life which was driven by reinsurance transactions executed in the fourth quarter of 2008 and 2009 that ultimately cede 100% of our term block of business. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In 2009, we had net realized investment losses of $9,178 thousand, compared to $172,055 thousand in 2008. Realized losses in 2009 were primarily driven by other-than-temporary impairment losses of $24,007 thousand and transaction related losses of $5,332 thousand. These losses were partially offset by realized gains on derivative assets and liabilities of $20,161 thousand. Realized losses in 2008 were driven by other-than-temporary impairment losses of $52,057 thousand and realized losses on derivative assets and liabilities of $118,511 thousand.

•

Operating expenses. Non-deferred operating expenses increased by $23,482 thousand to $120,986 thousand in 2009, compared to $97,504 thousand in 2008. The increase was primarily driven by $33,242 thousand of non-deferred sales related costs due to lower sales volume and higher pension expenses of $3,755 thousand, partially offset with savings related to our workforce reduction and cost-savings initiative.

•

Income taxes. In 2009, the Company recorded income tax expense of $6,007 thousand compared to an income tax benefit of $87,497 thousand in 2008. The increase in tax expense in 2009 as compared to 2008 was primarily driven by the increase in earnings before taxes over the prior year.

Outlook

During 2009, we took significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities in light of ratings downgrades as the loss of traditional distributors. These actions are beginning to have their intended effect and, we believe, position us for improved results in 2010, particularly if overall market and economic conditions continue to improve. However, further market volatility and/or a “double-dip” recession could have further material adverse effects on our business, financial condition and results of operations. In such an environment, we could face lower fees and net investment income from life and annuity products, adverse mortality as a result of anti-selective policy surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments. Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking.

Following are recent rating actions that may contribute to these adverse effects, which could be compounded should we experience additional downgrades:

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and maintained its negative outlook.

•

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1 and maintained its negative outlook.

•

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained its negative outlook.

In response to these developments, we expect to continue to focus on the following key strategic pillars in 2010:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Sustainable growth.

Recent Developments

Formation of Distribution Company

On November 3, 2009, our ultimate parent company announced the formation of a distribution company subsidiary, Saybrus Partners, Inc. (“Saybrus”). Phoenix formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for Phoenix’s product line within our own distribution channels.

Suspension of Distribution Relationships

In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. During 2008, State Farm was our largest distributor of annuity and life insurance products accounting for approximately 25% of our total life insurance premiums and approximately 72% of our annuity deposits. On July 30, 2009, our ultimate parent company restructured its agreement with State Farm, amending the existing agreement to clarify the service and support it will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 80,000 of our inforce policies and contracts were sold through State Farm agents.

Also in March 2009, National Life Group suspended the sale of Phoenix products. In 2008, National Life was our second largest distributor of annuity products accounting for approximately 13% of our annuity deposits.

The actions by these and other distribution partners were primarily in response to downgrades by rating agencies and ultimately reduce our ability to borrow. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

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

The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are then projected for the estimated lives of the contracts within each cohort. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2009 and 2008.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with actual experience. Actual gross profits that vary from management’s initial estimates in a given reporting period, result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct comprehensive assumption reviews, typically during the fourth quarter of each year. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

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

See Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information.

Embedded Derivative Liabilities

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB, meet the definition of an embedded derivative. These embedded derivatives are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in earnings. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA reflects the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix Life or its subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flow for calculation of the liability, the Company calculates the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial sector companies similar to us.

This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that affect the valuation. For example, the December 31, 2009 fair value of $24,487 thousand would increase to $26,894 thousand if the chosen spread decreased by 50 basis points. If the chosen spread increased by 50 basis points the fair value would decrease to $22,229 thousand.

Valuation of Debt Securities

We classify our debt securities held in our general account as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2009
by Pricing Source:	Fixed	% of
($ in thousands)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$880,576	69%
Priced via matrices	217,570	17%
Priced via broker quotations	70,146	6%
Priced via other methods	82,386	6%
Short-term investments(1)	25,800	2%
Total	$1,276,478	100%

———————

(1)

Short-term investments are valued at amortized cost, which approximates fair value.

Other-Than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in other comprehensive income. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to the following:

•

the extent and the duration of the decline;

•

the reasons for the decline in value (credit event, interest related or market fluctuations);

•

our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery, and

•

the financial condition and near term prospects of the issuer.

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

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

On a quarterly basis, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

See Note 6 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Deferred Income Taxes

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

As of December 31, 2009, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $22,600 thousand on $210,636 thousand of deferred tax assets at December 31, 2009, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse.

We concluded that a valuation allowance on the remaining $188,036 thousand of deferred tax assets at December 31, 2009, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

We have elected to file a consolidated federal income tax return for 2009 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of December 31, 2009, we had current taxes payable of $18,203 thousand, including $52 thousand of unrecognized tax benefits.

See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Pension and Other Post-Employment Benefits

Our ultimate parent company provides most of its employees and those of its subsidiaries with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans covering our employees. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under all plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust while the supplemental plans are unfunded. In December 2009, our ultimate parent company announced that, effective March 31, 2010, all benefit accruals will be frozen under our funded and unfunded defined benefit plans.

Our ultimate parent company has historically provided our employees with other post-employment benefits that include health care and life insurance. In December 2009, PNX announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the company’s contribution to pre-65 retiree medical costs per participant will be reduced beginning with the 2011 plan year.

The funding requirements of our ultimate parent company’s pension plan are dependent on interest rates and market performance. Significant assumptions made by our ultimate parent company related to these plans include the discount rate and the long-term rate of return on plan assets. The discount rate assumption is developed using upon a yield curve approach comprised of bonds rated Aa or higher by Moody’s Investor Services or rated AA or higher by Standard & Poor’s with maturities between one and fifteen or more years. The long-term rate of return of plan assets is determined through modeling long-term returns and asset return volatilities.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits, is omitted as the information is not separately calculated for our participation in the plans. PNX, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.

Employee benefit expense allocated to us for these benefits totaled $12,817 thousand, $9,062 thousand and $8,775 thousand for 2009, 2008 and 2007, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $9,782 thousand will be allocated to us.

See Note 12 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our pension and other post-employment benefits.

Results of Operations

Summary Financial Data:	Years Ended		Increase (decrease) and
($ in thousands)	December 31,		percentage change
	2009	2008	2009 vs. 2008
REVENUES:
Premiums	$11,420	$15,098	$(3,678)	(24%)
Insurance and investment product fees	413,531	361,354	52,177	14%
Net investment income	78,767	90,963	(12,196)	(13%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(49,698)	(52,057)	2,359	5%
Portion of OTTI losses recognized in other comprehensive income	25,691	--	25,691	NM
Net OTTI losses recognized in earnings	(24,007)	(52,057)	28,050	54%
Net realized investment gains (losses), excluding OTTI losses	14,829	(119,998)	134,827	112%
Total realized investment losses	(9,178)	(172,055)	162,877	95%
Total revenues	494,540	295,360	199,180	67%

BENEFITS AND EXPENSES:
Policy benefits	249,457	218,415	31,042	14%
Policy acquisition cost amortization	139,243	262,132	(122,889)	(47%)
Other operating expenses	120,986	97,504	23,482	24%
Total benefits and expenses	509,686	578,051	(68,365)	(12%)
Income (loss) before income taxes	(15,146)	(282,691)	267,545	95%
Applicable income tax expense (benefit)	6,007	(87,497)	93,504	107%
Net loss	$(21,153)	$(195,194)	$174,041	89%

———————

Not meaningful (NM)

Year ended December 31, 2009 compared to year ended December 31, 2008

Our net loss from operations for 2009 was $21,153 thousand which compares to a net loss from operations for 2008 of $195,194 thousand. Results of operations for 2009 reflect improvement in net realized investment losses and a decrease in policy acquisition cost amortization. Partially offsetting these increases were higher policy benefits, operating expenses, and tax expense.

Realized losses in 2009 were primarily driven by other-than-temporary impairment losses of $24,007 thousand, as compared to $52,057 thousand in 2008. Also contributing to the improvement in net realized investment losses were realized gains on derivative assets and liabilities of $20,161 thousand in 2009, as compared to $118,511 of losses in 2008. Derivative losses in 2008 were driven by increases in living benefit liabilities on certain of our variable products. These liabilities were fully reinsured by our parent company, Phoenix Life, until December 31, 2008. Phoenix Life hedged the reinsured liability with derivative assets on which it recorded realized gains during 2008. Effective December 31, 2008, we recaptured a portion of the reinsurance and began hedging the liability that was recaptured by matching our liability exposure with derivative assets on our balance sheet. The result of this strategy was an overall gain on derivatives in 2009.

Deferred policy cost amortization decreased by $122,899 thousand to $139,243 thousand in 2009 from $262,132 thousand in 2008. In 2009, we had an unlocking of assumptions related to deferred policy acquisition costs resulting in an acceleration of amortization of $21,481 thousand, as compared to an unlocking impact from acceleration of amortization of $101,418 thousand in 2008. We revised our estimates of future net investment income, mortality experience, cost of insurance charges, policy maintenance expenses, premium persistency and lapses. In 2009, a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulted in an increase in overall projected gross profits or margins, and a slowing of the amortization of deferred policy acquisition costs. In 2008, equity market movements resulted in a reduction in overall projected gross profits or margins, and an acceleration of the amortization of deferred policy acquisition costs.

The increase in policy benefits was a result of unfavorable mortality on universal life in 2009. Partially offsetting this was a decrease in benefits related to term life products as a result of reinsurance transactions which significantly reduced our net amount at risk as term life policies are now 100% reinsured. Fluctuations in mortality are inherent in our lines of business, as we tend to have larger-than-average policies in force.

The increase in non-deferred operating expenses was primarily driven by higher non-deferred sales related costs of $33,242 thousand due to lower sales volume and higher pension expenses of $3,755 thousand, partially offset with savings related to our workforce reduction and cost-savings initiative.

Our tax expense related to operations increased by $93,504 thousand to $6,007 thousand in 2009 from a tax benefit of $87,497 thousand in 2008. This was a result of the improvement in results from operations.

Effects of Inflation

For the years 2009, 2008 and 2007, inflation did not have a material effect on our results of operations.

Enterprise Risk Management

Our ultimate parent company, PNX, has a comprehensive, enterprise-wide risk management program under which PHL Variable operations are covered. The Chief Risk Officer reports to the Chief Financial Officer and monitors our risk management activities. During 2009, as part of our strategic repositioning and overall expense reduction effort, we refined our approach to risk management across the enterprise. We have an Enterprise Risk Management Committee, chaired by the our ultimate parent company’s Chief Executive Officer, whose functions are to establish risk management principles, monitor key risks and oversee our risk-management practices. Several management committees oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. PNX has established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing operational risks. This committee meets periodically and includes membership that represents all significant operating, financial and staff departments of PNX. Among the risks the committee reviews and manages and for which it provides general oversight are business continuity risk, disaster recovery risk and risks related to information technology systems.

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

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate Portfolio Management and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee (“ALCO”) chaired by the Chief Financial Officer.

We also measure, manage and monitor market risk associated with our general account investments, both those backing insurance liabilities and those supporting surplus. This process involves Corporate Portfolio Management and Goodwin Capital Advisers, Inc. (“Goodwin”), the Hartford-based asset management affiliate of PNX. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to “Management’s Narrative Analysis of the Results of Operations” for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2009, our asset and liability portfolio durations were well matched, especially for our largest and most interest-sensitive segments. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2009
Financial Instruments:		-100 Basis		+100 Basis
($ in thousands)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$83,518	$83,585	$83,518	$83,451
Available-for-sale debt securities	1,276,478	1,323,976	1,276,478	1,229,006
Total	$1,359,996	$1,407,561	$1,359,996	$1,312,457

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2009
($ in thousands)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Equity futures	$39,915	0.2	$7,407	$7,338	$7,268
Interest rate swaps	35,000	8.8	4,417	1,633	(928)
Put options	338,000	8.6	76,760	65,975	56,762
Swaptions	14,000	1.5	2,005	1,161	636
Totals – general account	$426,915		$90,589	$76,107	$63,738

See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on derivative instruments.

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

Certain annuity products sold by us contain guaranteed minimum death benefits. The guaranteed minimum death benefit (“GMDB”) feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2009 and 2008, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $274,856 thousand and $674,788 thousand, respectively. This is our exposure to loss should all of our contract owners have died on either December 31, 2009 or 2008. See Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Certain life and annuity products sold by us contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The guaranteed minimum accumulation benefit (“GMAB”) guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The guaranteed minimum withdrawal benefit (“GMWB”) guarantees that a policyholder can withdraw 5% for life regardless of market performance. The guaranteed minimum income benefit (“GMIB”) guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The statutory reserves for these totaled $65,103 thousand and $49,253 thousand at December 31, 2009 and 2008, respectively. The GAAP reserves totaled $40,298 thousand and $139,392 thousand at December 31, 2009 and 2008, respectively.

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

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2009 we had used a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated increase to amortization and decrease to net income would be approximately $532 thousand, before taxes.

If, instead, at December 31, 2009 we had used a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions to project account values forward from the current value to reproject EGPs, the estimated decrease to amortization and increase to net income would be approximately $2,079 thousand, before taxes.

See Note 4 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding deferred policy acquisition costs.

Debt Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of December 31, 2009, our general account debt securities, with a carrying value of $1,276,478 thousand, represented 90.7% of total general account investments. Public debt securities represented 79.2% of total debt securities, with the remaining 20.8% represented by private debt securities.

Each year, the majority of our general account’s net cash flows are invested in investment grade debt securities. In addition, we maintain a target portfolio allocation of between 6% and 10% of debt securities in below investment grade rated bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. The size of our allocation to below investment grade bonds is also constrained by the size of our net worth. We are subject to the risk that the issuers of the debt securities we own may default on principal and interest payments, particularly in the event of a major economic downturn. Our investment strategy has been to invest the majority of our below investment grade rated bond exposure in the BB rating category, which is equivalent to a Securities Valuation Office (“SVO”) securities rating of 3. The BB rating category is the highest quality tier within the below investment grade universe, and BB rated securities historically experienced lower defaults compared to B or CCC rated bonds. As of December 31, 2009, our total below investment grade securities totaled $162,227 thousand, or 12.7%, of our total debt security portfolio. Of that amount, $82,946 thousand, or 6.5%, of our debt security portfolio was invested in the BB category. Our debt securities having an increased risk of default (those securities with an SVO rating of four or greater which is equivalent to B or below) totaled $79,282 thousand, or 6.2%, of our total debt security portfolio.

Our general account debt securities are classified as available-for-sale and are reported at fair value with unrealized gains or losses included in equity. Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value for debt securities by discounting projected cash flows based on market interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models. Investments whose value, in our judgment, is considered to be other-than-temporarily impaired are written down to fair value as a charge to net realized investment losses and, in certain instances, a charge to other comprehensive income. The cost basis of these written-down investments is adjusted to fair value at the date the determination of impairment is made. The new cost basis is not changed for subsequent recoveries in value.

General Account Debt Securities	As of December 31, 2009
by Type and Credit Quality:	Investment Grade		Below Investment Grade
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$54,101	$54,526	$--	$--
State and political subdivision	6,075	6,491	--	--
Foreign government	12,558	11,555	1,327	1,123
Corporate	570,553	586,523	66,362	89,486
Commercial mortgage-backed	94,239	99,860	3,142	9,272
Residential mortgage-backed	318,215	340,257	26,418	43,868
CDO/CLO	3,949	5,572	61,050	79,986
Other asset-backed	54,561	58,123	3,928	4,232
Total debt securities	$1,114,251	$1,162,907	$162,227	$227,967

Percentage of total debt securities	87.3%	83.6%	12.7%	16.4%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2009 in our debt securities portfolio are banking (6.1%), diversified financial services (4.1%), electric utilities (3.3%), insurance (3.2%) and REITs (2.6%).

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

Most of our residential mortgage-backed securities portfolio is highly rated. As of December 31, 2009, 82% of the total residential portfolio was rated AAA or AA. We have $42,208 thousand of sub-prime exposure, $29,263 thousand of Alt-A exposure and $122,877 thousand of prime exposure, which combined amount to 13% of our general account. The majority of our sub-prime, Alt-A, and prime exposure is investment grade, with 62% being AAA rated, and another 6% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. Residential mortgage-backed securities impairments year-to-date totaled $9,948 thousand. These impairments consist of $1,361 thousand from prime, $4,298 thousand from Alt-A and $4,289 thousand from sub-prime securities.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2009
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$150,120	$150,285	10.1%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	136,122	122,877	8.2%	73.3%	3.3%	12.1%	7.9%	3.4%
Alt-A	38,619	29,263	2.0%	18.2%	13.6%	2.5%	0.0%	65.7%
Sub-prime	59,264	42,208	2.8%	57.4%	8.8%	9.2%	8.6%	16.0%
Total	$384,125	$344,633	23.1%	78.3%	3.4%	5.6%	3.9%	8.8%

———————

(1)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$96,856	$90,067	6.0%	0.0%	1.0%	6.3%	45.8%	46.9%
AA	5,055	4,125	0.3%	0.0%	62.5%	37.5%	0.0%	0.0%
A	17,678	14,845	1.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	11,226	9,656	0.6%	0.0%	65.9%	27.3%	6.8%	0.0%
BB and below	5,307	4,184	0.3%	29.8%	35.9%	0.0%	5.1%	29.2%
Total	$136,122	$122,877	8.2%	1.0%	9.3%	20.1%	34.3%	35.3%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$6,044	$5,319	0.4%	0.0%	0.0%	0.0%	81.5%	18.5%
AA	4,008	3,985	0.3%	0.0%	100.0%	0.0%	0.0%	0.0%
A	1,180	722	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and below	27,387	19,237	1.3%	9.9%	35.3%	53.7%	0.0%	1.1%
Total	$38,619	$29,263	2.0%	6.6%	36.8%	35.3%	14.8%	6.5%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2009
				Year of Issue
	Carrying	Market	% General					2003 &
	Value	Value	Account(1)	2007	2006	2005	2004	Prior
Rating
AAA	$30,644	$24,219	1.6%	32.0%	10.7%	10.2%	35.4%	11.7%
AA	4,483	3,739	0.2%	0.0%	0.0%	67.6%	0.0%	32.4%
A	5,767	3,869	0.3%	0.0%	40.6%	59.4%	0.0%	0.0%
BBB	7,067	3,625	0.2%	78.3%	0.0%	0.0%	0.0%	21.7%
BB and below	11,303	6,756	0.5%	58.2%	21.8%	17.9%	0.0%	2.1%
Total	$59,264	$42,208	2.8%	34.4%	13.3%	20.2%	20.3%	11.8%

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

Sources and Types of Realized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2009	2008	2007

Total other-than-temporary debt impairment losses	$(48,605)	$--	$--
Portion of loss recognized in other comprehensive income	25,691	--	--
Net debt impairments recognized in earnings	$(22,914)	$--	$--

Debt security impairments	$(22,914)	$(52,057)	$(3,287)
Other investments impairments	(1,093)	--	--
Impairment losses	(24,007)	(52,057)	(3,287)
Debt security transaction gains	9,043	1,550	1,465
Debt security transaction losses	(13,247)	(2,952)	(2,827)
Other investments transaction losses	(1,128)	(85)	(51)
Net transaction losses	(5,332)	(1,487)	(1,413)
Realized gains (losses) on derivative assets and liabilities	20,161	(118,511)	(2,343)
Net realized investment gains (losses), excluding impairment losses	14,829	(119,998)	(3,756)
Net realized investment losses, including impairment losses	$(9,178)	$(172,055)	$(7,043)

Realized losses in 2009 were primarily driven by other-than-temporary impairment losses of $24,007 thousand, as compared to $52,057 thousand in 2008. Also contributing to the improvement in net realized investment losses were realized gains on derivative assets and liabilities of $20,161 thousand in 2009, as compared to $118,511 thousand of losses in 2008. Derivative losses in 2008 were driven by increases in living benefit liabilities on certain of our variable products. These liabilities were fully reinsured by our parent company, Phoenix Life, until December 31, 2008. Phoenix Life hedged the reinsured liability with derivative assets on which it recorded realized gains during 2008. Effective December 31, 2008, we recaptured a portion of the reinsurance and began hedging the liability that was recaptured by matching our liability exposure with derivative assets on our balance sheet. The result of this strategy was an overall gain on derivatives in 2009.

Other-Than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $57,732 thousand ($10,293 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell the security before recovery. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at December 31, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $18,372 thousand and an unrealized loss of $30,946 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities. Therefore, an other-than-temporary impairment is not warranted at this time.

•

Bear Stearns Asset Backed Securities – With a fair value of $4,238 thousand and an unrealized loss of $5,562 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities. Therefore, an other-than-temporary impairment is not appropriate at this time.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s recently downgraded the A2B class to Ba1. The reasons cited for the downgrade included concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, an other-than-temporary impairment is not appropriate at this time.

Corporate Debt Securities

Corporate debt securities make up approximately 42% of the unrealized loss balance. Of these securities with unrealized losses, approximately 59% are of investment grade quality. This asset class, in general, continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

Effective January 1, 2009, we adopted new guidance issued by the FASB which amended requirements for the recognition, presentation and disclosure of other-than-temporarily impaired investments as described in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

Upon adoption of the amended guidance, we recognized a cumulative effect adjustment. For previously recognized other-than-temporary impairments, we calculated the credit and non-credit components and recorded the related impacts in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative effect recognized in stockholders equity was $4,613 thousand after offsets such as deferred policy acquisition costs and related tax effects. The cumulative effect consisted of a decrease to accumulated deficit of $5,838 thousand after offsets, and included an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

A credit-related loss impairment is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating and apply the default rate based on the remaining years to maturity. The non-credit related loss component is equal to the difference between the fair value of a bond and its impaired carrying value.

Fixed maturity other-than-temporary impairments recorded in 2009 were concentrated in corporate securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $24,007 thousand in 2009.

Prospectively, we will account for the other-than-temporarily impaired security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, accreted the difference as interest income.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss. These impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $25,691 thousand in 2009.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Years Ended December 31,
($ in thousands)	2009	2008

Debt securities credit losses, beginning of year	$(9,634)	$--
Add: Credit losses on other-than-temporary impairments not previously recognized	(10,957)	--
Less: Credit losses on securities sold	10,167	--
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(2,018)	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of year	$(12,442)	$--

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Years Ended December 31,
($ in thousands)	2009	2008

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(591)	--
Commercial mortgage-backed	(1,739)	--
Residential mortgage-backed	(11,401)	--
CDO/CLO	(9,698)	--
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(23,429)	$--

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of December 31, 2009. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2009
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$665,069	$197,190	$5,992	$461,887
Total amortized cost	803,520	200,840	7,180	595,500
Unrealized losses	$(138,451)	$(3,650)	$(1,188)	$(133,613)
Unrealized losses after offsets	$(25,479)	$(770)	$(205)	$(24,504)
Number of securities	433	95	7	331

Investment grade:
Unrealized losses	$(71,065)	$(2,749)	$(590)	$(67,726)
Unrealized losses after offsets	$(13,139)	$(550)	$(102)	$(12,487)

Below investment grade:
Unrealized losses	$(67,386)	$(901)	$(598)	$(65,887)
Unrealized losses after offsets	$(12,340)	$(220)	$(103)	$(12,017)

Total net unrealized losses on debt securities were $114,396 thousand (unrealized losses of $138,451 thousand less unrealized gains of $24,055 thousand).

For debt securities with gross unrealized losses, 51.6% of the unrealized losses after offsets pertain to investment grade securities and 48.4% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2009.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Gains (Losses) on
General Account Securities:	As of December 31, 2009
($ in thousands)		0 - 6	6 - 12	Over 12
	Total	Months	Months	Months
Debt Securities
Unrealized losses over 20% of cost	$(107,891)	$(3,867)	$(4,924)	$(99,100)
Unrealized gains (losses) over 20% of cost after offsets	$(19,633)	$(668)	$(849)	$(18,116)
Number of securities	127	8	7	112

Investment grade:
Unrealized losses over 20% of cost	$(46,931)	$(3,491)	$(304)	$(43,136)
Unrealized gains (losses) over 20% of cost after offsets	$(8,525)	$(603)	$(52)	$(7,870)

Below investment grade:
Unrealized losses over 20% of cost	$(60,960)	$(376)	$(4,620)	$(55,964)
Unrealized losses over 20% of cost after offsets	$(11,108)	$(65)	$(797)	$(10,246)

Liquidity and Capital Resources

In the normal course of business, we enter into transactions involving various types of financial instruments such as debt securities. These instruments have credit risk and also may be subject to risk of loss due to interest rate and market fluctuations.

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

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2009		2008
($ in thousands)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$94,448	3%	$114,613	3%
Subject to discretionary withdrawal without adjustment	383,433	11%	467,144	14%
Subject to discretionary withdrawal with market value adjustment	158,430	5%	181,411	5%
Subject to discretionary withdrawal at contract value less surrender charge	110,100	3%	200,810	6%
Subject to discretionary withdrawal at market value	2,703,172	78%	2,364,913	72%
Total annuity contract reserves and deposit fund liability	$3,449,583	100%	$3,328,891	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2009, we had approximately $533,820 thousand in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2009 were $49,675 thousand.

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

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating to B+ from B++ and maintained its negative outlook. On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A.

On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating of Baa2 to Ba1. They maintained their negative outlook. On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating to Baa2 from Baa1.

On February 12, 2009, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained its negative outlook. On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB-. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB.

On May 4, 2009, our ultimate parent company informed Fitch Ratings Ltd. that, due to its expense management initiatives, it would no longer provide non-public information to the agency and would cease paying annual rating fees.

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

The financial strength ratings as of March 19, 2010 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Negative
Moody’s	Ba1	Negative
Standard & Poor’s	BB-	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2009
($ in thousands)	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Contractual Obligations Due
Purchase liabilities(1)	$3,106	$706	$1,200	$1,200	$--
Policyholder contractual obligation(2)	16,039,919	660,298	1,333,994	1,281,876	12,763,751
Total contractual obligations(3)	$16,043,025	$661,004	$1,335,194	$1,283,076	$12,763,751

Commercial Commitment Expirations
Other long-term liabilities(4)	$17,084	$11,021	$4,042	$2,021	$--
Total commercial commitments	$17,084	$11,021	$4,042	$2,021	$--

———————

(1)

Purchase liabilities relate to open purchase orders and other contractual obligations. This does not include purchases made by our ultimate parent company for which the resulting expenses are allocated to us when incurred.

(2)

Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by us. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Future obligations are based on our estimate of future investment earnings, mortality, surrenders and applicable policyholder dividends. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2009 balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(3)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $52 thousand of unrecognized tax benefits have been excluded from this table. See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on unrecognized tax benefits.

 (4)

Partnership commitments relate to agreements to fund venture capital partnerships. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Obligations Related to Pension and Postretirement Employee Benefit Plans

Our ultimate parent company provides most of its employees and those of its subsidiaries with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans covering our employees. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust, while the supplemental plans are unfunded. In December 2009, our ultimate parent company announced that, effective March 31, 2010, all benefit accruals will be frozen under our funded and unfunded defined benefit plans.

Employee benefit expense allocated to us for these benefits totaled $12,817 thousand, $9,062 thousand and $8,775 thousand for 2009, 2008 and 2007, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $9,782 thousand will be allocated to us.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of December 31, 2009, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

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

Our statutory basis capital and surplus (including AVR) was $238,190 thousand at December 31, 2009.

See Note 14 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

For information about our management of market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.”

Item 8.

Financial Statements and Supplementary Data

The Financial Statements required by this item are presented beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our President and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our President and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

As disclosed in the Company’s annual and quarterly reports filed with the SEC during 2009, management had previously concluded that as of December 31, 2008, the Company had a material weakness in its internal control over financial reporting, specifically those controls designed to ensure proper accounting for income taxes, including the allocation of the Company’s income tax expense (benefit) among income (loss) from operations and other comprehensive income (loss).

By the end of the fourth quarter of 2009, all of the control enhancements related to accounting for income taxes that were put in place during the year had operated effectively for a period of time sufficient to enable management to conclude that the material weakness had been remediated. These enhancements included the improvement of the processes and controls related to its effective tax rate reconciliation, the allocation of the income tax expense (benefit) and other supporting tax workpapers and the application of tax accounting guidance relevant to the Company.

Management has concluded that as of December 31, 2009, these corrective actions have remediated the Company’s previously reported material weakness in internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Item 14.

Principal Accounting Fees and Services

The following is a description of the fees earned by PricewaterhouseCoopers LLP (PwC) for services rendered to the Company for each of the two years in the period ended December 31, 2009:

($ in thousands)	2009	2008

Audit fees	$313	$649
Audit-related fees	--	--
Tax fees	--	--
All other fees	12	12
Total fees	$325	$661

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

Audit-related and Tax Fees: There were no other audit-related and tax fees incurred for each of the two years in the period ended December 31, 2009.

All Other Fees: With the exception of $12 thousand of fees associated with the statutory examination of PHL Variable, the Company did not incur any additional charges from PricewaterhouseCoopers LLP for other services rendered to the Company for matters such as general consulting for each of the two years in the period ended December 31, 2009.

Audit Committee: Prior to each fiscal year, the Audit Committee receives a written report from PwC describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. The Audit Committee may approve the scope and fees not only for the proposed audit, but also for various recurring audit-related services. For services of its independent registered public accounting firm that are neither audit-related nor recurring, a Company vice president may submit in writing a request to the Company’s internal auditor, accompanied by approval of the Company’s Chief Financial Officer or Chief Accounting Officer. The Audit Committee may pre-approve the requested service as long as it is not a prohibited non-audit service and the performance of such service would be consistent with all applicable rules on auditor independence. The Audit Committee may also delegate pre-approval authority to one or more of its members.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Form 10-K include:

1.

Financial Statements. The financial statements listed in Part II of the Table of Contents to this Annual Report on Form 10-K are filed as part of this Annual Report on Form 10-K;

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

PHL VARIABLE INSURANCE COMPANY

(Registrant)

Dated:	March 23, 2010	By: /s/ Philip K. Polkinghorn
Philip K. Polkinghorn
President
(Principal Executive Officer)

Dated:	March 23, 2010	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 23, 2010	By: /s/ Michael E. Hanrahan
Michael E. Hanrahan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 23, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Edward W. Cassidy	/s/ Christopher M. Wilkos
Edward W. Cassidy, Director	Christopher M. Wilkos, Director

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

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 11 to the financial statements, the Company has significant transactions with its affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

As discussed in Note 1 to the financial statements, subsequent to the first quarter of 2009, the Company has had minimal sales of life and annuity products. As discussed in Note 16 to the financial statements, the Company had downgrades from two rating agencies.

/s/ PricewaterhouseCoopers, LLP

Hartford, Connecticut

March 22, 2010

PHL VARIABLE INSURANCE COMPANY

Balance Sheets

($ in thousands, except share data)

December 31, 2009 and 2008

	2009	2008
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,390,874 and $1,592,228)	$1,276,478	$1,287,409
Policy loans, at unpaid principal balances	49,675	34,917
Other investments	77,557	102,681
Fair value option investments	4,266	4,091
Total investments	1,407,976	1,429,098
Cash and cash equivalents	83,518	152,185
Accrued investment income	11,007	14,804
Receivables	342,887	321,312
Deferred policy acquisition costs	837,567	1,065,128
Receivable from related parties	22,968	20,513
Other assets	36,344	41,773
Separate account assets	2,872,324	2,449,141
Total assets	$5,614,591	$5,493,954

LIABILITIES:
Policy liabilities and accruals	$1,363,818	$1,386,611
Policyholder deposit funds	673,725	969,270
Deferred income taxes	26,678	33,291
Payable to related parties	2,414	6,271
Other liabilities	61,668	116,929
Separate account liabilities	2,872,324	2,449,141
Total liabilities	5,000,627	4,961,513

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	788,152	723,152
Retained earnings (accumulated deficit)	(156,603)	(141,288)
Accumulated other comprehensive loss	(20,085)	(51,923)
Total stockholder’s equity	613,964	532,441
Total liabilities and stockholder’s equity	$5,614,591	$5,493,954

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Income and Comprehensive Income

($ in thousands)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES:
Premiums	$11,420	$15,098	$18,602
Insurance and investment product fees	413,531	361,354	263,298
Net investment income	78,767	90,963	109,607
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(49,698)	(52,057)	(3,287)
Portion of OTTI losses recognized in other comprehensive income	25,691	--	--
Net OTTI losses recognized in earnings	(24,007)	(52,057)	(3,287)
Net realized investment gains (losses), excluding OTTI losses	14,829	(119,998)	(3,756)
Total realized investment losses	(9,178)	(172,055)	(7,043)
Total revenues	494,540	295,360	384,464

BENEFITS AND EXPENSES:
Policy benefits	249,457	218,415	168,395
Policy acquisition cost amortization	139,243	262,132	120,041
Other operating expenses	120,986	97,504	83,601
Total benefits and expenses	509,686	578,051	372,037
Income (loss) before income taxes	(15,146)	(282,691)	12,427
Income tax expense (benefit)	6,007	(87,497)	1,122
Net income (loss)	$(21,153)	$(195,194)	$11,305

FEES PAID TO RELATED PARTIES (NOTE 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(21,153)	$(195,194)	$11,305
Net unrealized investment gains (losses)	49,762	(40,139)	(9,095)
Portion of OTTI losses recognized in other comprehensive income	(16,699)	--	--
Net unrealized derivative instruments losses	--	--	--
Other comprehensive income (loss)	33,063	(40,139)	(9,095)
Comprehensive income (loss)	$11,910	$(235,333)	$2,210

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Cash Flows

($ in thousands)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(21,153)	$(195,194)	$11,305
Net realized investment losses	9,178	172,055	7,043
Deferred income tax expense (benefit)	(22,733)	(85,666)	45,837
Increase in receivables	(25,514)	(281,490)	(126,150)
(Increase) decrease in accrued investment income	(686)	1,931	1,473
(Increase) decrease in deferred policy acquisition costs	80,197	138,030	(280,566)
Increase (decrease) in policy liabilities and accruals	(16,823)	401,684	410,942
Other assets and other liabilities change	4,269	(32,703)	7,867
Cash from (for) operating activities	6,735	118,647	77,751

INVESTING ACTIVITIES:
Investment purchases	(2,282,817)	(1,442,908)	(883,632)
Investment sales, repayments and maturities	2,361,015	1,501,339	1,207,988
Policy loan advances, net	(14,758)	(12,098)	(7,277)
Cash from investing activities	63,440	46,333	317,079

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	100,455	172,657	266,750
Policyholder deposit fund withdrawals	(304,297)	(454,371)	(625,507)
Capital contributions from parent	65,000	160,719	25,000
Cash for financing activities	(138,842)	(120,995)	(333,757)
Change in cash and cash equivalents	(68,667)	43,985	61,073
Cash and cash equivalents, beginning of year	152,185	108,200	47,127
Cash and cash equivalents, end of year	$83,518	$152,185	$108,200

During the year ended December 31, 2009, we received $65,000 thousand in capital contributions in cash. During the year ended December 31, 2008, we received $169,934 thousand in capital contributions, of which $160,719 thousand was in cash and $9,215 thousand was in securities. During the year ended December 31, 2007, we received $49,984 thousand in capital contributions, of which $25,000 thousand was in cash and $24,984 thousand was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
COMMON STOCK:
Balance, beginning of year	$2,500	$2,500	$2,500
Balance, end of year	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$723,152	$553,218	$503,234
Capital contributions from parent	65,000	169,934	49,984
Balance, end of year	788,152	723,152	553,218

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of year	$(141,288)	$53,906	$43,601
Adjustment for initial application of accounting changes	5,838	--	(1,000)
Net income (loss)	(21,153)	(195,194)	11,305
Balance, end of year	(156,603)	(141,288)	53,906

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(51,923)	$(11,784)	$(2,689)
Adjustment for initial application of accounting changes	(1,225)	--	--
Other comprehensive loss	33,063	(40,139)	(9,095)
Balance, end of year	$(20,085)	$(51,923)	$(11,784)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of year	$532,441	$597,840	$546,646
Change in stockholder’s equity	81,523	(65,399)	51,194
Balance, end of year	$613,964	$532,441	$597,840

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2009, 2008 and 2007

1.

Organization and Operations

PHL Variable Insurance Company (“PHL Variable”) is a life insurance company offering variable and fixed annuity and non-participating life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. and PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company. Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company.

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of goodwill; valuation of investments in debt securities and venture capital partnerships; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits expense.

Risks Associated with Current Economic Market Conditions and Industry Trends

The risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the likely continuation of these conditions through 2010. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products and result in higher lapses or surrenders of life and annuity products. More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions may result in a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability of premium financing suggest that the reasons for purchasing our products are changing. At the same time, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Adoption of new accounting standards

Measuring the Fair Value of Alternative Investments

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued amending guidance ASC 820, Fair Value Measurements and Disclosures, which provides a practical expedient in estimating the fair value of certain alternative investments. Under the practical expedient, entities are permitted to use net asset value (“NAV”) without adjustment unless it is probable the investment will be sold at something other than NAV. New disclosures of the attributes of all investments within the scope of this guidance is also required, regardless of whether the practical expedient was used to measure the fair value of any of its investments. The adoption of this new accounting guidance as of December 31, 2009 had no material effect on our financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June, 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with GAAP for all nongovernmental entities. The Codification is the single source of authoritative accounting principles for nongovernmental entities. The Codification supersedes all existing authoritative literature, except for rules and interpretive releases of the SEC for registrants. The adoption of this new accounting guidance in the third quarter of 2009 had no material effect on our financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, we adopted new guidance issued by the FASB related to determining fair value in an inactive market, including guidance on identifying circumstances that indicate a transaction is not orderly or a market is not active. This accounting guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, provides additional guidance for determining fair value when relevant observable data does not exist; how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of this new accounting guidance had no material effect on our financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, we adopted new accounting guidance issued by the FASB which amended other-than-temporary impairments guidance and modified the presentation and disclosure requirements for other-than-temporary impairments of debt securities. This accounting guidance, which is now a part of ASC 320, Investments – Debt & Equity Securities, modified the existing requirement from the intent and ability to hold a debt security, to an assessment of whether the Company intends to sell or if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery in value. This accounting guidance also modified the presentation of other-than-temporary impairments for certain debt securities for the bifurcation of an other-than-temporary impairment into an amount attributable to credit loss, recognized in earnings, and an amount attributable to other factors, recognized in other comprehensive income. In addition to the changes in measurement and presentation, the disclosures related to other-than-temporary impairments related to debt securities are expanded, with all such disclosures required for both interim and annual periods.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Adoption of this guidance was effective for interim periods ending after June 15, 2009, with optional early adoption for periods ending after March 15, 2009. We elected to adopt this guidance for the quarter ending March 31, 2009. Upon adoption of this guidance, we calculated the credit and non-credit components of previously recognized other-than-temporary impairments and recorded the related impact as a cumulative effect adjustment in accumulated deficit and accumulated other comprehensive income, respectively. The cumulative-effect adjustment included related offsets such as deferred policy acquisition costs and related tax effects. The cumulative effect recognized was $4,613 thousand after offsets and is reflected in stockholders’ equity. The cumulative effect consisted of a decrease to accumulated deficit of $5,838 thousand which includes an adjustment of $2,900 thousand to the deferred tax valuation allowance, and an increase to accumulated other comprehensive loss of $1,225 thousand after offsets.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued updated the interim disclosure guidance, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance, which is now a part of ASC 825, Financial Instruments, also requires such disclosures whenever a publicly-traded company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of this guidance in the second quarter of 2009 resulted in additional disclosures but, otherwise, had no material effect on our financial statements.

Beneficial Interests in Securitized Financial Assets

In January 2009, the FASB issued amended impairment guidance related to beneficial interests in securitized financial assets. The amended guidance, which is now part of ASC 325, Investment, requires that management judgment be used in assessing the probability that an adverse change in future cash flows has occurred rather than exclusively relying upon market participant assumptions. Our adoption of this guidance in the first quarter of 2009 had no material effect on our financial statements.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued amended guidance related to the transfer of financial assets and interests in variable interest entities. This guidance, which is now a part of ASC 810, Consolidation, requires public entities to provide additional disclosures about transfers of financial assets. The expanded guidance also requires sponsors that have a variable interest in a variable interest entity to provide additional disclosures about their involvement with variable interest entities. Our adoption in the first quarter of 2009 had no material effect on our financial statements.

Disclosures about Credit Derivatives and Certain Guarantees

In September 2008, the FASB issued an update to existing credit derivative guarantee guidance. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, introduced new disclosure requirements for credit derivatives and certain guarantees. Our adoption in the first quarter of 2009 resulted in additional disclosures but, otherwise, had no material effect on our financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated guidance on the requirements for the presentation of minority interests and for deconsolidation accounting. This updated guidance, which is now a part of ASC 810, Consolidation, was adopted as of January 1, 2009. Our adoption had no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued new guidance which gave entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. This guidance, which is now a part of ASC 825, Financial Instruments, requires subsequent changes in fair value to be recorded in earnings. In addition, this guidance allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted this guidance as of January 1, 2008 with no material impact on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued new guidance concerning fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value when required under existing accounting standards. The framework consists of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting our estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. We adopted this guidance effective January 1, 2008 with no material effect on our financial statements.

Accounting standards not yet adopted

Amendments to Consolidation Guidance for Variable Interest Entries

In June 2009, the FASB issued guidance to ASC 810, Consolidation, which amends consolidation requirements applicable to variable interest entities (“VIE”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity by replacing the quantitative approach previously required with a qualitative approach. An entity would be considered a primary beneficiary and consolidate a VIE when the entity has both of the following characteristics; (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The new guidance also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE.

This revised guidance is effective for all VIE’s owned on, or formed after, January 1, 2010. In preparation for adoption of this amended guidance, we have evaluated our investment portfolio including venture capital partnerships, collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), and other structures and entities to identify any variable interests. Furthermore, for any variable interests identified we assessed based on the applicable criteria if we could potentially be the primary beneficiary.

Based upon this assessment, although we have investments in various variable interest entities, we are not the primary beneficiary based on the facts and circumstances of the contractual arrangements and the applicable criteria. Our qualifying variable interests primarily consist of private equity holdings in limited partnerships in which we participate in a proportionate share of the entities’ earnings, but our influence on the economic activities of the partnerships is insignificant. In addition, we do not have exposure to liquidity arrangements, guarantees, structured products, derivatives, securitizations or other third party commitments that would require analysis based upon amended guidance. Given this information, we expect to adopt this guidance effective January 1, 2010 with no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance to ASC 860, Transfers and Servicing. The amended guidance eliminates the concept of qualifying special-purpose entities and changes requirements for when a financial asset should be derecognized. Additional disclosures are also required on risk related to a transferor’s continuing involvement in transferred financial assets. Adoption of this guidance on January 1, 2010 will not have a material effect on our financial statements.

Significant accounting policies

Investments

Debt securities

Our debt securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized investment gains and losses on investments in debt securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of other comprehensive income, net of applicable deferred policy acquisition costs and applicable deferred income taxes.

Venture Capital Partnerships

We utilize the equity method of accounting, initially recording the investment at cost and subsequently adjusting the carrying amount of the investment to recognize our share of the earnings or losses. We record our equity in the earnings of venture capital partnerships in net investment income using the most recent financial information received from the partnerships. Recognition of net investment income is generally on a three-month delay due to the lag in availability of the related financial statements.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Net investment income

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value. We record the net income from investments in venture capital partnerships in net investment income.

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

We amortize deferred policy acquisition costs based on the related policy’s classification. For individual life insurance policies, deferred policy acquisition costs are amortized in proportion to estimated gross margins. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimate gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders.

The amortization of deferred policy acquisition costs requires the use of various assumptions, estimates and judgments about the future. EGPs for products sold in a particular year are aggregated into cohorts. Future EGPs are then projected for the estimated lives of the contracts within each cohort. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2009 and 2008.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with actual experience. Actual gross profits that vary from management’s initial estimates in a given reporting period result in increases or decreases in the rate of amortization recorded in the period.

2.

Basis of Presentation and Significant Accounting Policies (continued)

In addition to our quarterly reviews, we conduct comprehensive assumption reviews, typically during the fourth quarter of each year. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

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

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future benefit liabilities for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. We establish liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Other-than-temporary impairments on available-for-sale securities

We recognize realized investment losses when declines in fair value of debt securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in our earnings, and any amounts related to other factors are recognized in other comprehensive income. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

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

A debt security impairment is deemed other than temporary if:

•

we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•

it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

On a quarterly basis, we review all securities for potential recognition of an other-than-temporary impairment. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

Derivative instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change and equity volatility. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable products. We recognize derivative instruments on the balance sheet at fair value. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, on the balance sheet, excluding embedded derivatives. Embedded derivatives are recorded on the balance sheet with the associated host contract.

We do not designate the purchased derivatives related to living benefits as hedges for accounting purposes. Changes in the fair value of derivative instruments not designated as hedging instruments are recognized in net realized investment gains (losses) in the period incurred.

Income taxes

Income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital in the manner required by ASC 740, Income Taxes.

2.

Basis of Presentation and Significant Accounting Policies (continued)

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the current year’s income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and income tax carryforwards. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any increase or reduction in allowances in accordance with intraperiod allocation rules. We assess all significant tax positions to determine if a liability for uncertain tax position is necessary, and, if so, the impact on the current or deferred income tax balances. Also, if indicated, we recognize interest and/or penalties related to income taxes as a component of the income tax provision.

We are included in the consolidated federal income tax return filed by PNX and are party to a tax sharing agreement by and among PNX and its subsidiaries. In accordance with this agreement, federal income taxes are allocated as if they had been calculated on a separate company basis, except that benefits for any net operating losses or other tax credits generated by the Company will be provided at the earlier of when such loss or credit is utilized in the consolidated federal tax return and when the tax attribute would have otherwise expired.

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

3.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to large risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk. Due to the downgrade of Scottish Re, we closely monitored the situation and reassessed the recoverability of the reinsurance recoverable during the interim reporting periods of 2009. As of December 31, 2009, we believe we have no material exposure to uncollected amounts from Scottish Re.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2009. Also included is the A.M. Best rating of each reinsurer as of March 19, 2010.

	As of December 31, 2009
	Reinsurance	Reinsurer’s
	Recoverable	A.M. Best
Principal Reinsurers:	Balances	Rating
	($ in thousands)
RGA Reinsurance Company	$149,910	A +
Swiss Reinsurance Group(1)	$121,684	A
AEGON USA(2)	$100,024	A
Scottish Re US Inc	$46,330	E
Munich American Reassurance Co	$45,720	A +

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America and Reassure America Life Insurance Co.

(2)

Transamerica Life Insurance Co is a subsidiary of AEGON.

3.

Reinsurance (continued)

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. Our current retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. We also assume reinsurance from other insurers.

Direct Business and Reinsurance:	Years Ended December 31,
($ in thousands)	2009	2008	2007

Direct premiums	$95,823	$91,872	$87,132
Premiums ceded to reinsurers	(84,403)	(76,774)	(68,530)
Premiums	$11,420	$15,098	$18,602

Direct policy benefits incurred	$197,776	$151,636	$85,898
Policy benefits assumed from reinsureds	3,590	140	505
Policy benefits ceded to reinsurers	(78,977)	(113,207)	(44,707)
Policy benefits	$122,389	$38,569	$41,696

Direct life insurance in-force	$81,089,956	$84,211,890	$70,502,325
Life insurance in-force assumed from reinsureds	97,263	108,939	121,673
Life insurance in-force ceded to reinsurers	(61,854,539)	(64,400,218)	(48,687,754)
Life insurance in-force	$19,332,680	$19,920,611	$21,936,244
Percentage of amount assumed to net insurance in-force	0.5%	0.6%	0.6%

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $127,068 thousand, $179,846 thousand and $126,699 thousand, net of reinsurance, for the years ended December 31, 2009, 2008 and 2007, respectively.

Our reinsurance program cedes various types of risks to other reinsurers primarily under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We cede the majority of mortality risk on most new issues of term insurance. Effective October 1, 2009, we coinsured all the benefit risks, net of existing reinsurance, on the previously unreinsured portion of our term life business in force.

Irrevocable letters of credit aggregating $30,359 thousand at December 31, 2009 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

4.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in thousands)	2009	2008	2007

Policy acquisition costs deferred	$60,410	$284,659	$400,608
Costs amortized to expenses:
Recurring costs	(139,828)	(281,333)	(122,189)
Realized investment gains (losses)	585	19,201	2,148
Deferred policy acquisition cost offset – ceded reserve and expense allowance	--	(160,556)	--
Offsets to net unrealized investment gains or losses included in other comprehensive income (loss)	(143,559)	193,545	27,425
Cumulative effect of adoption of new guidance	(3,805)	--	--
Other	(1,364)	--	--
Change in deferred policy acquisition costs	(227,561)	55,516	307,992
Deferred policy acquisition costs, beginning of year	1,065,128	1,009,612	701,620
Deferred policy acquisition costs, end of year	$837,567	$1,065,128	$1,009,612

Upon completion of a study during the fourth quarter of 2009, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, cost of insurance charges, policy maintenance expenses, lapse experience, expense, net investment income. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. Additionally, we updated the lapse rate assumptions for annuities, decreasing the rates for variable annuities while increasing them for fixed annuities. We reflected a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulting in an increase in overall projected gross profits or margins. We also reflected the lower interest earned in investments, consistent with recent experience.

Upon completion of a study during the fourth quarter of 2008, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, lapse experience, expense, net investment income, and separate account investment return. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. We also updated our projected separate account investment return assumption to the long term investment return as of January 1, 2009. The impact was to fully absorb the actual investment performance through December 31, 2008 into the amortization of deferred policy acquisition cost amortization and the projection of death benefits and other insurance benefit reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) riders. The greatest impact of the unlocking was on the annuity block, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization for the annuity block of $100,318 thousand and an increase in the GMIB and GMDB reserves of $10,899 thousand and $3,760 thousand, respectively. The UL/VUL lines had an increase of $924 thousand to pre-tax net income due to unlocking.

During 2007, we updated our system for calculating the death benefits and other insurance benefit reserves for guaranteed minimum death benefits, resulting in a release in the benefit reserve and a corresponding increase in deferred policy acquisition cost amortization for the year. The effects of these adjustments resulted in an overall $1,649 thousand pre-tax benefit to net income.

5.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for universal life products and include deposits received from customers and investment earnings on their fund balances which range from 4.00% to 5.00% as of December 31, 2009, less administrative and mortality charges.

6.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	As of December 31,
($ in thousands)	2009		2008
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$54,101	$54,526	$42,708	$43,689
State and political subdivision	6,075	6,491	5,715	6,536
Foreign government	13,885	12,678	31,087	30,130
Corporate	636,915	676,009	775,982	923,313
Commercial mortgage-backed	97,381	109,132	76,136	105,256
Residential mortgage-backed	344,633	384,125	205,499	242,933
CDO/CLO	64,999	85,558	40,564	93,206
Other asset-backed	58,489	62,355	109,718	147,165
Available-for-sale debt securities	$1,276,478	$1,390,874	$1,287,409	$1,592,228

Unrealized Gains (Losses) from Debt Securities:	As of December 31,
($ in thousands)	2009		2008
	Gains	Losses	Gains	Losses

U.S. government and agency	$1,117	$(1,542)	$1,189	$(2,170)
State and political subdivision	22	(438)	--	(821)
Foreign government	1,235	(28)	1,206	(249)
Corporate	18,601	(57,695)	2,632	(149,963)
Commercial mortgage-backed	627	(12,378)	37	(29,157)
Residential mortgage-backed	1,874	(41,366)	1,645	(39,079)
CDO/CLO	399	(20,958)	9	(52,651)
Other asset-backed	180	(4,046)	259	(37,706)
Debt securities gains and losses	$24,055	$(138,451)	$6,977	$(311,796)
Debt securities net losses		$(114,396)		$(304,819)

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI) and the subsequent changes in fair value.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	As of December 31,
($ in thousands)	2009(1)	2008

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(591)	--
Commercial mortgage-backed	(1,739)	--
Residential mortgage-backed	(11,401)	--
CDO/CLO	(9,698)	--
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(23,429)	$--

———————

(1)

Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income (loss) (AOCI) which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2009
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$5,477	$(82)	$2,482	$(1,460)	$7,959	$(1,542)
State and political subdivision	2,073	(27)	2,916	(411)	4,989	(438)
Foreign government	1,970	(28)	--	--	1,970	(28)
Corporate	42,590	(1,249)	182,079	(56,446)	224,669	(57,695)
Commercial mortgage-backed	21,955	(220)	42,863	(12,158)	64,818	(12,378)
Residential mortgage-backed	104,826	(2,202)	152,818	(39,164)	257,644	(41,366)
CDO/CLO	3,558	(934)	58,288	(20,024)	61,846	(20,958)
Other asset-backed	20,733	(96)	20,441	(3,950)	41,174	(4,046)
Total temporarily impaired securities	$203,182	$(4,838)	$461,887	$(133,613)	$665,069	$(138,451)

Below investment grade	$13,119	$(1,499)	$124,409	$(65,887)	$137,528	$(67,386)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(323)		$(12,017)		$(12,340)
Number of securities		102		331		433

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $60,960 thousand at December 31, 2009 ($11,108 thousand after offsets for taxes and deferred policy acquisition cost amortization), of which $55,964 thousand is greater than 20% and over 12 months.

These securities were considered to be temporarily impaired at December 31, 2009 as each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

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

6.

Investing Activities (continued)

These securities were considered to be temporarily impaired at December 31, 2008 as each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

Other-than-temporary impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments were other than temporary. This included securities with $57,732 thousand ($10,293 thousand after offsets) of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In making its assessments, management used a number of issuer-specific quantitative and qualitative assessments of the probability of receiving contractual cash flows, including the issue’s implied yields to maturity, cumulative default rate based on the issue’s rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing exposure, as well as fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we would be required to sell it before recovery, up to and including maturity. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors in our significant accounting policies described in Note 2 to these financial statements. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

The three holdings at December 31, 2009 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

I-Preferred Term – With a fair value of $18,372 thousand and an unrealized loss of $30,946 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities and, therefore, a temporary impairment is appropriate.

•

Bear Stearns Asset Backed Securities – With a fair value of $4,238 thousand and an unrealized loss of $5,562 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not that a temporary impairment is appropriate at this time.

6.

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

Corporate Debt Securities

Corporate debt securities make up approximately 42% of the unrealized loss balance. Of these securities with unrealized losses, approximately 59% are of investment grade quality. This asset class, in general, continues to experience depressed valuations despite high ratings, relatively low default rates and continued ability to pay obligations.

Effective January 1, 2009, we adopted new accounting guidance for the recognition and presentation of other-than-temporarily impaired investments as described in Note 2 to these financial statements. Investments whose values are considered by us to be other-than-temporarily impaired are written down to fair value. The impairment amount is further separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

A credit-related loss impairment is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. The expected credit loss in a given period is equal to the security’s original cash flow for that period multiplied by the cumulative default rate and the loss severity. The resulting credit losses are then discounted at a default option adjusted yield (i.e., at the purchase Treasury yield embedded in the original book yield). The cumulative default rate in a given period is derived from the Moody’s 1920-2008 cumulative issuer-weighted default rate study using the worst credible observed cohorts. The loss severity rate is based on the Moody’s Loss Given Default (“LGD”) rate for a security’s LGD rating assigned by Moody’s. We consistently use the upper bound of the loss severity range for LGD rating and apply the default rate based on the remaining years to maturity. The non-credit related loss component is equal to the difference between the fair value of a bond and its impaired carrying value.

Fixed maturity other-than-temporary impairments recorded in 2009 were concentrated in corporate securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $24,007 thousand in 2009.

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

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $25,691 thousand in 2009.

6.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Years Ended December 31,
($ in thousands)	2009	2008

Debt securities credit losses, beginning of year	$(9,634)	$--
Add: Credit losses on other-than-temporary impairments not previously recognized	(10,957)	--
Less: Credit losses on securities sold	10,167	--
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(2,018)	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of year	$(12,442)	$--

Net investment income

Sources of Net Investment Income:	Years Ended December 31,
($ in thousands)	2009	2008	2007

Debt securities	$74,237	$89,141	$105,342
Policy loans	2,587	1,677	1,472
Other investments	2,051	2	162
Fair value option investments	176	--	--
Other income	112	113	421
Cash and cash equivalents	21	2,018	4,395
Total investment income	79,184	92,951	111,792
Investment expenses	(417)	(1,988)	(2,185)
Net investment income	$78,767	$90,963	$109,607

Net realized investment gains (losses)

Sources and Types of Realized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2009	2008	2007

Total other-than-temporary debt impairment losses	$(48,605)	$--	$--
Portion of loss recognized in other comprehensive income	25,691	--	--
Net debt impairments recognized in earnings	$(22,914)	$--	$--

Debt security impairments	$(22,914)	$(52,057)	$(3,287)
Other investment impairments	(1,093)	--	--
Impairment losses	(24,007)	(52,057)	(3,287)
Debt security transaction gains	9,043	1,550	1,465
Debt security transaction losses	(13,247)	(2,952)	(2,827)
Other investment transaction losses	(1,128)	(85)	(51)
Net transaction losses	(5,332)	(1,487)	(1,413)
Realized gains (losses) on derivative assets and liabilities	20,161	(118,511)	(2,343)
Net realized investment gains (losses), excluding impairment losses	14,829	(119,998)	(3,756)
Net realized investment losses, including impairment losses	$(9,178)	$(172,055)	$(7,043)

6.

Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2009	2008	2007

Debt securities	$198,748	$(250,029)	$(41,468)
Other investments	2,116	(345)	50
Net unrealized investment gains (losses)	$200,864	$(250,374)	$(41,418)

Net unrealized investment gains (losses)	$200,864	$(250,374)	$(41,418)
Applicable deferred policy acquisition cost	(149,998)	193,545	27,425
Applicable deferred income tax expense	(17,803)	16,690	4,898
Offsets to net unrealized investment gains (losses)	(167,801)	210,235	32,323
Net unrealized investment gains (losses) included in other comprehensive income	$33,063	$(40,139)	$(9,095)

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2009 and 2008, we had on deposit securities with a fair value of $6,788 thousand and $7,774 thousand, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Years Ended December 31,
($ in thousands)	2009	2008	2007

Debt security purchases	$(2,215,933)	$(1,339,880)	$(883,282)
Other investment purchases	(66,884)	(103,028)	(350)
Investment purchases	$(2,282,817)	$(1,442,908)	$(883,632)

Debt securities sales	$1,917,089	$1,196,688	$816,170
Debt securities maturities and repayments	421,627	268,509	390,297
Other investment sales	22,299	36,142	1,521
Investment sales, repayments and maturities	$2,361,015	$1,501,339	$1,207,988

The maturities of debt securities, by contractual sinking fund payment and maturity are summarized in the following table. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Maturities of Debt Securities:	As of December 31, 2009
($ in thousands)	Cost	Fair Value

Due in one year or less	$80,807	$81,435
Due after one year through five years	262,971	261,926
Due after five years through ten years	340,819	333,550
Due after ten years	706,277	599,567
Total	$1,390,874	$1,276,478

6.

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

As of December 31, 2009, we held derivative assets, net of liabilities, with a fair value of $76,106 thousand. Derivative credit exposure was diversified with five different counterparties. We also had debt securities of these issuers with a carrying value of $15,200 thousand. Our maximum amount of exposure with these issuers was $91,306 thousand. See Note 8 to these financial statements for more information regarding derivatives.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. In 2009 and 2008 there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in thousands)	2009	2008

Debt securities	$490,077	$460,610
Equity funds	1,830,888	1,459,448
Other	79,707	108,383
Total	$2,400,672	$2,028,441

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	3,403	(5,554)
Paid	(7,921)	--
Liability balance as of December 31, 2009	$5,063	$15,811

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2008
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2008	$3,109	$5,706
Incurred	10,281	15,659
Paid	(3,809)	--
Liability balance as of December 31, 2008	$9,581	$21,365

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

7.

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

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we previously entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. However, as of December 31, 2008, we recaptured the GMAB for policies issued up to December 31, 2008 and the GMWB for policies issued up to December 31, 2007. The contract remains in place for future issues. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of December 31, 2009 and 2008, the embedded derivative liabilities for GMWB, GMAB, and GPAF are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2009 or 2008. For GPAF, there were $516 thousand and $322 thousand benefit payments made for 2009 and 2008, respectively. See Note 11 to these financial statements for more information.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. As of recapture, we have begun to hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	December 31,
($ in thousands)	2009	2008

GMWB	$3,575	$63,663
GMAB	19,163	52,768
GPAF	1,749	1,597
Total embedded derivatives	$24,487	$118,028

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

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,046,389	$55,447	60
GMDB step up	1,499,571	207,939	61
GMDB earnings enhancement benefit (“EEB”)	49,090	1,436	61
GMDB greater of annual step up and roll up	32,833	10,034	64
Total GMDB at December 31, 2009	$2,627,883	$274,856

Combination rider	$10,119		58
GMAB	406,186		55
GMIB	509,703		61
GMWB	562,931		60
GPAF	15,452		76
Total at December 31, 2009	$1,504,391

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,022,891	$175,465	60
GMDB step up	1,334,746	476,867	60
GMDB earnings enhancement benefit (“EEB”)	49,978	7,291	60
GMDB greater of annual step up and roll up	28,080	15,165	63
Total GMDB at December 31, 2008	$2,435,695	$674,788

Combination rider	$5,105		59
GMAB	326,719		55
GMIB	449,877		60
GMWB	391,077		60
GPAF	15,071		75
Total at December 31, 2008	$1,187,849

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

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2009 and 2008, we held additional universal life benefit reserves of $73,793 thousand and $56,051 thousand, respectively.

8.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of December 31
General Account:			2009		2008
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$35,000	2018	$1,633	$--	$15,839	$--
Swaptions	14,000	2011	1,161	--	10,928	--
Put options	338,000	2014-2023	65,974	--	56,265	--
Equity futures	39,915	2010	7,338	--	18,551	--
Total non-hedging derivative instruments	$426,915		$76,106	$--	$101,583	$--

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

8.

Derivative Instruments (continued)

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

During the twelve months ended 2009, our financial strength ratings fell below the specified threshold levels in certain agreements, and remained so at December 31, 2009. Consequently, the credit risk related contingent features of the instruments were triggered. Through December 31, 2009, none of the counterparties to these positions exercised their rights to request immediate payment, nor did they demand full collateralization. Additionally, through December 31, 2009, none of the counterparties requested the termination of any existing derivative transactions.

As of December 31, 2009, we held no derivative instruments in a net liability position.

9.

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

9.

Fair Value of Financial Instruments (continued)

The following table presents the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$32,800	$1,091,147	$152,531	$1,276,478
Derivative assets	--	76,106	--	76,106
Separate account assets	2,781,730	90,594	--	2,872,324
Fair value option investments	--	4,266	--	4,266
Total assets	$2,814,530	$1,262,113	$152,531	$4,229,174
Liabilities
Embedded derivative liabilities	$--	$--	$24,487	$24,487
Total liabilities	$--	$--	$24,487	$24,487

Assets and Liabilities at Fair Value:	As of December 31, 2008
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities	$8,459	$1,127,679	$151,271	$1,287,409
Derivative assets	--	101,583	--	101,583
Separate account assets	2,360,656	87,884	601	2,449,141
Fair value option investments	--	4,091	--	4,091
Total assets	$2,369,115	$1,321,237	$151,872	$3,842,224
Liabilities
Embedded derivative liabilities	$--	$--	$118,028	$118,028
Total liabilities	$--	$--	$118,028	$118,028

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2009		2008
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$83,518	$83,518	$152,185	$152,185
Debt securities	1,276,478	1,276,478	1,287,409	1,287,409
Policy loans	49,675	49,675	34,917	34,917
Derivative financial instruments	76,106	76,106	101,583	101,583
Fair value option investments	4,266	4,266	4,091	4,091
Financial assets	$1,490,043	$1,490,043	$1,580,185	$1,580,185

Investment contracts	$673,725	$684,369	$969,270	$986,908
Derivative financial instruments	24,487	24,487	118,028	118,028
Financial liabilities	$698,212	$708,856	$1,087,298	$1,104,936

Fair value option investments include a structured loan asset valued at $4,266 thousand as of December 31, 2009. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

9.

Fair Value of Financial Instruments (continued)

We have an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, or are based on disorderly transactions or inactive markets, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were internally calculated or obtained from independent third-party broker quotes.

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

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligations (“CDO”) assets for which current pricing indications either did not exist, or were based on inactive markets or sparse transactions, we utilized the following method.

9.

Fair Value of Financial Instruments (continued)

For CLO and CDO assets, fair value was determined based on projected cash flows under default, recovery, collateral prepayment, and reinvestment spread assumptions which reflect the underlying collateral’s actual default experience, collateral performance, assessment of the collateral manager’s ability to actively manage and effect portfolio credit decisions, 12-month trailing credit migration trends in the bank loan and corporate debt markets, and historical studies, where available. An appropriate discount rate was then applied, determined by using a rate composed of the current U.S. Treasury rate, plus a current net credit spread derived from corporate bonds with the same credit rating, plus an additional spread for liquidity and structure relative to active markets, based on average life and credit rating. In addition to the level of implied liquidity spreads embedded in broker pricing indications, current AAA-rated CLO spreads and liquidity spreads by rating, we also gave consideration to deal-specific characteristics, such as rating stability, credit subordination, collateral performance tests, collateral composition, collateral manager and default scenario sensitivity testing results to assess the available cushion against the emergence of future losses.

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

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

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

Fair value of investment contracts

For purposes of fair value disclosures, we determine the fair value of guaranteed interest contracts by assuming a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to determine the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to determine the present value of the projected account value of the policy at the end of the current guarantee period.

9.

Fair Value of Financial Instruments (continued)

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

Valuation of embedded derivatives

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB riders, meet the definition of an embedded derivative. These embedded derivatives are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in earnings. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivatives, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix Life or its subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA at December 31, 2009 and 2008 was a reduction of $19,045 thousand and $25,763 thousand in the reserves associated with these riders, respectively.

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

9.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2009
($ in thousands)	Asset-
	Backed	Corporates	CMO	Total

Balance, beginning of period	$52,625	$55,285	$43,962	$151,872
Purchases/(sales), net	(5,046)	(16,475)	(9,405)	(30,926)
Transfers into (out of) Level 3(1)	800	25,530	895	27,225
Transfers out of Level 3(2)	(3,880)	(23,422)	(11,567)	(38,869)
Realized gains (losses)	(4,653)	(3,071)	(2,538)	(10,262)
Unrealized gains (losses) included in other comprehensive income (loss)	36,036	8,117	7,530	51,683
Amortization/accretion	339	795	674	1,808
Balance, end of period	$76,221	$46,759	$29,551	$152,531
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(4,086)	$(3,250)	$(2,775)	$(10,111)

Level 3 Financial Assets:	As of December 31, 2008
($ in thousands)	Asset-
	Backed	Corporates	CMO	Total

Balance, beginning of period	$85,031	$90,480	$91,674	$267,185
Purchases/(sales), net	(1,666)	(4,618)	(11,271)	(17,555)
Transfers into (out of) Level 3(1)	45,830	45,432	6,979	98,241
Transfers out of Level 3(2)	(60,570)	(41,805)	(9,839)	(112,214)
Realized gains (losses)	(7,298)	(2)	(12,611)	(19,911)
Unrealized gains (losses) included in other comprehensive income (loss)	(8,189)	(34,150)	(21,603)	(63,942)
Amortization/accretion	(513)	(52)	633	68
Balance, end of period	$52,625	$55,285	$43,962	$151,872
Portion of gain (loss) included in net income relating to those assets/liabilities still held	$(9,839)	$(7,757)	$(17,059)	$(34,655)

———————

(1)

Net transfers into Level 3 for the years ended December 31, 2009 and 2008 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the years ended December 31, 2009 and 2008 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable. In addition, there were significant sales of Level 3 assets.

Level 3 Financial Liabilities:	Years Ended December 31,
($ in millions)	2009	2008
	Embedded Derivatives

Balance, beginning of year	$118,028	$1,675
Net purchases/(sales)	--	--
Transfers into Level 3	--	--
Transfers out of Level 3	--	--
Realized (gains) losses	(93,541)	116,353
Unrealized (gains) losses included in other comprehensive loss	--	--
Amortization/accretion	--	--
Balance, end of year	$24,487	$118,028
Portion of (gain) loss included in net loss relating to those liabilities still held	$(93,541)	$116,353

10.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in thousands)	2009	2008	2007

Income tax expense (benefit) attributable to:
Current	$28,445	$(1,831)	$(44,715)
Deferred	(22,438)	(85,666)	45,837
Income taxes applicable to net income (loss)	6,007	(87,497)	1,122
Other comprehensive income (loss)	17,803	(16,690)	(4,898)
Income taxes applicable to comprehensive income (loss)	$23,810	$(104,187)	$(3,776)
Income taxes paid (recovered)	$11,489	$(13,262)	$(30,557)

Effective Income Tax Rate:	Years Ended December 31,
($ in thousands)	2009	2008	2007

Income (loss) before income taxes	$(15,146)	$(282,691)	$12,427
Income taxes at statutory rate of 35.0%	(5,301)	(98,942)	4,350
Dividend received deduction	(1,376)	(2,584)	(1,803)
FIN 48 increase (decrease)	(667)	1,242	(975)
Valuation allowance increase	9,500	12,800	--
IRS audit settlements/adjustments	3,843	--	--
Other, net	8	(13)	(450)
Applicable income taxes (benefit)	$6,007	$(87,497)	$1,122
Effective income tax rates	(39.7%)	31.0%	9.0%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2009	2008

Deferred income tax assets:
Future policyholder benefits	$92,996	$156,424
Unearned premiums / deferred revenues	25,808	28,603
Investments	33,208	37,595
Net operating loss carryover benefits	58,624	1,491
Valuation allowance	(22,600)	(16,000)
Gross deferred income tax assets	188,036	208,113

Deferred income tax liabilities:
Deferred policy acquisition costs	207,852	237,947
Other	6,862	3,457
Gross deferred income tax liabilities	214,714	241,404
Deferred income tax liabilities	$26,678	$33,291

As of December 31, 2009, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We carried a valuation allowance of $22,600 thousand on $210,636 thousand of deferred tax assets at December 31, 2009, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse.

We concluded that a valuation allowance on the remaining $188,036 thousand of deferred tax assets at December 31, 2009, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

10.

Income Taxes (continued)

As of December 31, 2009, we had deferred tax assets of $39,348 thousand and $19,276 thousand related to net operating and capital losses, respectively, for federal income tax purposes. The related federal net operating losses of $112,423 thousand are scheduled to expire in 2017, 2022, 2023 and 2024. The federal capital losses of $55,074 thousand are scheduled to expire in 2014. As of December 31, 2009, we carried a full valuation allowance against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions.

As of December 31, 2009, we had current taxes payable of $18,203 thousand including $52 thousand of unrecognized tax benefits.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. During 2009, the Company resolved examination issues for tax years 2004 and 2005. No material unanticipated assessments were incurred and no adjustments were necessary to our liability for uncertain tax positions.

The Company does not anticipate that any event will result in a significant change in the existing balance of unrecognized tax benefits within 12 months. Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2009	2008
($ in thousands)
Balance, beginning of year	$52	$525
Additions (reductions) for tax positions of prior years	--	1,242
Settlements with taxing authorities	--	(1,715)
Balance, end of year	$52	$52

The amount of unrecognized tax benefits at December 31, 2009 that would, if recognized, impact the annual effective tax rate upon recognition was $52 thousand.

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring in the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the existing unrecognized tax benefits that would have a material impact on the financial position of the company.

We assess all significant tax positions to determine if a liability for uncertain tax positions is necessary, and, if so, the impact on the current and deferred income tax balances. Also, if indicated, we recognize interest or penalties related to income taxes as a component of the income tax provision. The interest and penalties recorded during the twelve month periods ending December 31, 2009 and 2008 were not material. We did not have an accrual for the payment of interest and penalties as of December 31, 2009.

On November 6, 2009, President Barack Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009 which includes, among other things, a provision allowing all businesses - except those that received funds under the Troubled Asset Relief Program - to elect a five-year carry back of net operating losses. The Act allows taxpayers to elect to increase the present-law carry back period for an applicable net operating loss from two years up to five years for taxable years ending after December 31, 2007. A taxpayer may elect an extended carry back period for only one taxable year. Based on the Company’s initial analysis of additional net operating loss carryback capacity, no additional benefit has been recorded for the period ending December 31, 2009.

11.

Related Party Transactions

Capital Contributions

During the year ended December 31, 2009, we received $10,000 thousand in capital contributions from Phoenix Life and $55,000 thousand in capital contributions from PM Holdings, Inc.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process. The expenses allocated to us were $130,633 thousand, $221,925 thousand and $270,394 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts due from Phoenix Life were $1,170 thousand as of December 31, 2009 and amounts payable to Phoenix Life were $2,662 thousand as of December 31, 2008.

As of December 31, 2009, we had a $7,256 thousand receivable from Saybrus Partners for administrative and other services provided. This receivable was settled in the first quarter of 2010.

We have a contract with Phoenix Life whereby we cede to Phoenix Life certain of the liabilities related to guarantees on our annuity products. Because this contract does not transfer sufficient risk to qualify for reinsurance accounting, we account for ceded liabilities as a deposit asset. The asset on deposit with Phoenix Life was $2,006 thousand and $2,150 thousand at December 31, 2009 and 2008, respectively. This amount is included in our balance sheet in other general account assets. Amounts due from Phoenix Life under this contract were $8,553 thousand and $4,808 thousand at December 31, 2009 and 2008, respectively.

Goodwin Capital Advisers, Inc. (“Goodwin”), an indirect wholly-owned subsidiary of PNX, provides investment advisory services to us for a fee. Investment advisory fees incurred by us for management of general account assets under this arrangement were $381 thousand, $1,982 thousand and $2,172 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts payable to Goodwin were $119 thousand and $1 thousand, as of December 31, 2009 and 2008, respectively.

Effective August 2007, Phoenix Variable Advisors, Inc (“PVA”), an indirect wholly-owned subsidiary of Phoenix Life, became the investment advisor for the variable product separate accounts. They receive variable product separate account fees on our behalf and forward them to us, net of sub-advisory fees they paid. Amounts due from PVA for those fees were $199 thousand and $170 thousand as of December 31, 2009 and 2008, respectively.

Effective in 2009, Phoenix Equity Planning Corporation (“PEPCO”), an indirect wholly-owned subsidiary of PNX, is the principal underwriter of our annuity contracts. Prior to December 31, 2008, Virtus Investment Partners, Inc., a former affiliate, served as the principal underwriter of our annuity contracts. Commissions paid by Phoenix Life on our behalf were $16,271 thousand, $47,810 thousand and $48,331 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts payable to Phoenix Life were $0 and $476 thousand as of December 31, 2009 and 2008, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $39,876 thousand, $186,112 thousand and $159,847 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts payable to Phoenix Life were $1,277 thousand and $3,501 thousand as of December 31, 2009 and 2008, respectively.

Premium processing services

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts and life insurance premiums and forward those payments to Phoenix Life. In connection with this service, we had amounts due to Phoenix Life of $0 and $2,766 thousand as of December 31, 2009 and 2008, respectively. We do not charge any fees for this service.

11.

Related Party Transactions (continued)

State Farm Mutual Automobile Insurance Company (“State Farm”) is currently the owner of record of more than 5% of our ultimate parent company’s (PNX) outstanding common stock. In 2009, 2008 and 2007, we incurred $25,272 thousand, $63,790 thousand and $53,777 thousand, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts and life insurance premiums and forward those payments to Phoenix Life and Annuity. In connection with this service, we had amounts due to Phoenix Life and Annuity of $39 thousand and $27 thousand as of December 31, 2009 and 2008, respectively. We do not charge any fees for this service.

In certain instances, Phoenix Life and Phoenix Life and Annuity may receive premiums on behalf of PHL Variable. Amounts due from Phoenix Life were $0 and $591 thousand as of December 31, 2009 and 2008, respectively. Amounts due from Phoenix Life and Annuity were $0 and $2,562 thousand as of December 31, 2009 and 2008, respectively.

12.

Employee Benefit Plans and Employment Agreements

Our ultimate parent company provides most of its employees and those of its subsidiaries with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans covering our employees. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under all plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust while the supplemental plans are unfunded. In December 2009, our ultimate parent company announced that, effective March 31, 2010, all benefit accruals will be frozen under our funded and unfunded defined benefit plans.

Our ultimate parent company has historically provided our employees with other post-employment benefits that include health care and life insurance. In December 2009, PNX announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the company’s contribution to pre-65 retiree medical costs per participant will be reduced beginning with the 2011 plan year.

The funding requirements of our ultimate parent company’s pension plan are dependent on interest rates and market performance. Significant assumptions made by our ultimate parent company related to these plans include the discount rate and the long-term rate of return on plan assets. The discount rate assumption is developed using upon a yield curve approach comprised of bonds rated Aa or higher by Moody’s Investor Services or rated AA or higher by Standard & Poor’s with maturities between one and fifteen or more years. The long-term rate of return of plan assets is determined through modeling long-term returns and asset return volatilities.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits, is omitted as the information is not separately calculated for our participation in the plans. PNX, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.

Employee benefit expense allocated to us for these benefits totaled $12,817 thousand, $9,062 thousand and $8,775 thousand for 2009, 2008 and 2007, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $9,782 thousand will be allocated to us.

13.

Other Comprehensive Income

Sources of	Years Ended December 31,
Other Comprehensive Income:	2009		2008		2007
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized losses on investments	$173,746	$16,560	$(303,833)	$(71,010)	$(46,067)	$(11,195)
Net realized investment losses on available-for-sale securities included in net income	27,118	16,503	53,459	30,871	4,649	2,100
Net unrealized investment gains (losses)	200,864	33,063	(250,374)	(40,139)	(41,418)	(9,095)
Net unrealized losses on derivative instruments	--	--	--	--	--	--
Other comprehensive income (loss)	200,864	$33,063	(250,374)	$(40,139)	(41,418)	$(9,095)
Applicable deferred policy acquisition cost amortization	149,998		(193,545)		(27,425)
Applicable deferred income tax benefit	17,803		(16,690)		(4,898)
Offsets to other comprehensive income	167,801		(210,235)		(32,323)
Other comprehensive loss	$33,063		$(40,139)		$(9,095)

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2009		2008
($ in thousands)	Gross	Net	Gross	Net

Unrealized losses on investments	$(113,837)	$(20,085)	$(306,376)	$(51,923)
Unrealized gains on derivative instruments	--	--	--	--
Accumulated other comprehensive loss	(113,837)	$(20,085)	(306,376)	$(51,923)
Applicable deferred policy acquisition costs	(87,859)		(231,418)
Applicable deferred income taxes	(5,893)		(23,035)
Offsets to other comprehensive income	(93,752)		(254,453)
Accumulated other comprehensive loss	$(20,085)		$(51,923)

14.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2009, 2008 and 2007, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital thresholds.

Connecticut Insurance Law requires that Connecticut life insurers report their risk-based capital. Risk-based capital is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels. Our risk-based capital was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2009 and 2008.

14.

Statutory Financial Information and Regulatory Matters (continued)

Statutory Financial Data:	As of or For the Years Ended December 31,
($ in thousands)	2009	2008	2007

Statutory capital and surplus	$235,696	$273,028	$167,436
Asset valuation reserve	2,494	343	14,774
Statutory capital, surplus and asset valuation reserve	$238,190	$273,371	$182,210
Statutory gain (loss) from operations	$4,918	$(138,012)	$(98,589)
Statutory net income (loss)	$(51,598)	$(187,032)	$(102,297)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2010 without prior approval.

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

Regulatory actions may be difficult to assess or quantify. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operation or cash flows in particular quarterly or annual periods.

16.

Subsequent Events

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and maintained its negative outlook.

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained its negative outlook.