Form 10-Q
period 2010-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2010-05-17
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of May 12, 2010, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheets

($ in thousands, except share data)

March 31, 2010 (unaudited) and December 31, 2009

	Mar 31,	Dec 31,
	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,435,634 and $1,390,874)	$1,357,410	$1,276,478
Available-for-sale equity securities, at fair value (amortized cost of $385 and $0)	338	--
Venture capital partnerships, at equity in net assets	1,482	--
Policy loans, at unpaid principal balances	53,030	49,675
Other investments	69,982	77,557
Fair value option investments	4,352	4,266
Total investments	1,486,594	1,407,976
Cash and cash equivalents	37,643	83,518
Accrued investment income	12,774	11,007
Receivables	346,342	342,887
Deferred policy acquisition costs	749,254	837,567
Receivable from related parties	7,576	22,968
Other assets	43,406	36,344
Separate account assets	2,913,982	2,872,324
Total assets	$5,597,571	$5,614,591

LIABILITIES:
Policy liabilities and accruals	$1,336,433	$1,363,818
Policyholder deposit funds	650,383	673,725
Deferred income taxes	27,872	26,678
Payable to related parties	24,346	2,414
Other liabilities	20,678	61,668
Separate account liabilities	2,913,982	2,872,324
Total liabilities	4,973,694	5,000,627

CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	788,152
Accumulated deficit	(150,751)	(156,603)
Accumulated other comprehensive loss	(30,024)	(20,085)
Total stockholder’s equity	623,877	613,964
Total liabilities and stockholder’s equity	$5,597,571	$5,614,591

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Income and Comprehensive Income

($ in thousands)

Three Months Ended March 31, 2010 and 2009

	2010	2009
REVENUES:
Premiums	$1,179	$5,492
Insurance and investment product fees	107,236	96,286
Net investment income	17,712	20,271
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5,684)	(11,320)
Portion of OTTI losses recognized in other comprehensive income	2,116	3,266
Net OTTI losses recognized in earnings	(3,568)	(8,054)
Net realized investment gains (losses), excluding OTTI losses	4,562	10,112
Total realized investment gains	994	2,058
Total revenues	127,121	124,107

BENEFITS AND EXPENSES:
Policy benefits	55,521	55,025
Policy acquisition cost amortization	38,457	38,590
Other operating expenses	23,333	35,685
Total benefits and expenses	117,311	129,300
Income (loss) before income taxes	9,810	(5,193)
Income tax expense (benefit)	3,958	(1,154)
Net income (loss)	$5,852	$(4,039)

COMPREHENSIVE LOSS:
Net income (loss)	$5,852	$(4,039)
Net unrealized investment gains (losses)	(12,978)	(737)
Non-credit portion of OTTI losses recognized in other comprehensive income	3,039	(358)
Other comprehensive loss	(9,939)	(1,095)
Comprehensive loss	$(4,087)	$(5,134)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$5,852	$(4,039)
Net realized investment gains	(994)	(2,058)
Deferred income taxes	13,161	7,913
Increase in receivables	(6,642)	(31,109)
Increase in accrued investment income	(3,122)	(1,771)
Decrease in deferred policy acquisition costs	35,339	14,090
Increase (decrease) in policy liabilities and accruals	(27,277)	20,027
Other assets and other liabilities net change	(15,803)	(23,862)
Cash from (for) operating activities	514	(20,809)

INVESTING ACTIVITIES:
Investment purchases	(564,609)	(492,416)
Investment sales, repayments and maturities	518,965	443,676
Policy loan advances, net	(3,356)	(4,584)
Cash for investing activities	(49,000)	(53,324)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	28,376	57,051
Policyholder deposit fund withdrawals	(39,765)	(122,950)
Capital contributions from parent	14,000	20,000
Cash from (for) financing activities	2,611	(45,899)
Change in cash and cash equivalents	(45,875)	(120,032)
Cash and cash equivalents, beginning of period	83,518	152,185
Cash and cash equivalents, end of period	$37,643	$32,153

During the three months ended March 31, 2010, the Company received $14,000 thousand in capital contributions, all of which was in cash. During the three months ended March 31, 2009, the Company received $20,000 thousand in capital contributions all of which was in cash.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three Months Ended March 31, 2010 and 2009

	2010	2009
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$788,152	$723,152
Capital contributions from parent	14,000	20,000
Balance, end of period	$802,152	$743,152

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(156,603)	$(141,288)
Adjustment for initial application of accounting changes	--	5,838
Net income (loss)	5,852	(4,039)
Balance, end of period	$(150,751)	$(139,489)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(20,085)	$(51,923)
Adjustment for initial application of accounting changes	--	(1,225)
Other comprehensive loss	(9,939)	(1,095)
Balance, end of period	$(30,024)	$(54,243)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$613,964	$532,441
Change in stockholder’s equity	9,913	19,479
Balance, end of period	$623,877	$551,920

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three Months Ended March 31, 2010 and 2009

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

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair presentation of the balance sheet, statements of income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. Financial results for the three-month period in 2010 are not necessarily indicative of full year results.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities and venture capital partnerships; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits expense.

Risks Associated with Current Economic Market Conditions and Industry Trends

The risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the potential continuation of these conditions through 2010. Higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products and result in higher lapses or surrenders of life and annuity products. More specifically, our business is exposed to the performance of the debt and equity markets. Adverse market conditions may result in a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments.

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Adoption of new accounting standards

Consolidation Analysis of Investments Held Through a Separate Account

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance within ASC 810, Consolidation, to clarify that an insurance entity should not consider any separate account interests held for the benefit of policyholders to be the insurer's interests nor should an entity combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The only exception is if the separate account interests are held for the benefit of a related party policy holder. This amended guidance also updated ASC 944, Financial Services – Insurance, to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. Our adoption in the first quarter of 2010 had no material effect on our financial statements.

Additional Disclosures on Fair Value Measurements

In January 2010, the FASB issued amending guidance ASC 820, Fair Value Measurements and Disclosures, which added new disclosures as well as clarified existing disclosure requirements. The amended guidance includes requirements for detailed disclosures of significant transfers between Level 1 and 2 measurements and the reasons for the transfers as well as a gross presentation of Level 3 sales, issuances and settlements. This amendment also provided additional clarification which states that fair value disclosures are required for each class of assets and liabilities and the valuation techniques and the inputs used in determining fair value should be disclosed for both recurring and non-recurring fair value measurements within Level 2 and Level 3. Our adoption in the first quarter of 2010 resulted in additional disclosures but otherwise had no material effect on our financial statements.

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

This revised guidance is effective for all VIEs owned on, or formed after, January 1, 2010. We have evaluated our investment portfolio including venture capital partnerships, collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”), and other structures and entities to identify any variable interests. Furthermore, for any variable interests identified we assessed based on the applicable criteria whether we could potentially be the primary beneficiary. Based upon this assessment, we adopted this guidance effective January 1, 2010 with no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance to ASC 860, Transfers and Servicing. The amended guidance eliminates the concept of qualifying special-purpose entities and changes requirements for when a financial asset should be derecognized. Additional disclosures are also required on risk related to a transferor’s continuing involvement in transferred financial assets. The adoption of this guidance on January 1, 2010 had no material effect on our financial statements.

Accounting standards not yet adopted

Amended Exception for Credit Derivatives

In March 2010, the FASB issued amended guidance to ASC 815, Derivatives and Hedging. The amendment clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The amendment will require more financial instruments to be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Entities are allowed to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. We expect to adopt this guidance effective July 1, 2010 and are in the process of assessing the effect on our financial statements.

Significant accounting policies

Our significant accounting policies are presented in the notes to our financial statements in our 2009 Annual Report on Form 10-K.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Policy acquisition costs deferred	$3,118	$32,291
Costs amortized to expenses:
Recurring costs	(39,674)	(38,095)
Realized investment gains (losses)	1,217	(495)
Offsets to net unrealized investment gains or losses included in other comprehensive income (loss)	(58,087)	(13,391)
Cumulative effect of adoption of new guidance	--	(3,805)
Other	5,113	(3,987)
Change in deferred policy acquisition costs	(88,313)	(27,482)
Deferred policy acquisition costs, beginning of period	837,567	1,065,128
Deferred policy acquisition costs, end of period	$749,254	$1,037,646

4.

Investing Activities

Debt and equity securities

Fair Value and Cost of General Account Securities:	March 31, 2010		December 31, 2009
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$122,042	$121,871	$54,101	$54,526
State and political subdivision	6,145	6,488	6,075	6,491
Foreign government	14,036	12,668	13,885	12,678
Corporate	638,069	657,777	636,915	676,009
Commercial mortgage-backed	111,721	118,330	97,381	109,132
Residential mortgage-backed	324,024	357,128	344,633	384,125
CDO/CLO	66,846	83,829	64,999	85,558
Other asset-backed	74,527	77,543	58,489	62,355
Available-for-sale debt securities	$1,357,410	$1,435,634	$1,276,478	$1,390,874

Available-for-sale equity securities	$338	$385	$--	$--

Unrealized Gains and Losses from	March 31, 2010		December 31, 2009
General Account Securities:	Gains	Losses	Gains	Losses
($ in thousands)
U.S. government and agency	$1,290	$(1,119)	$1,117	$(1,542)
State and political subdivision	30	(373)	22	(438)
Foreign government	1,369	(1)	1,235	(28)
Corporate	26,329	(46,037)	18,601	(57,695)
Commercial mortgage-backed	3,051	(9,660)	627	(12,378)
Residential mortgage-backed	3,634	(36,738)	1,874	(41,366)
CDO/CLO	277	(17,260)	399	(20,958)
Other asset-backed	386	(3,402)	180	(4,046)
Debt securities gains (losses)	$36,366	$(114,590)	$24,055	$(138,451)
Debt securities net losses		$(78,224)		$(114,396)

Equity securities gains (losses)	$--	$(47)	$--	$--
Equity securities net losses		$(47)		$--

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	March 31,	Dec 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(591)	(591)
Commercial mortgage-backed	(2,950)	(1,739)
Residential mortgage-backed	(11,493)	(11,401)
CDO/CLO	(10,478)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(25,512)	$(23,429)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	March 31, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$5,509	$(55)	$2,878	$(1,064)	$8,387	$(1,119)
State and political subdivision	--	--	2,954	(373)	2,954	(373)
Foreign government	1,996	(1)	--	--	1,996	(1)
Corporate	26,884	(659)	141,909	(45,378)	168,793	(46,037)
Commercial mortgage-backed	6,005	(87)	28,154	(9,573)	34,159	(9,660)
Residential mortgage-backed	81,527	(1,794)	133,509	(34,944)	215,036	(36,738)
CDO/CLO	1,225	(5)	59,651	(17,255)	60,876	(17,260)
Other asset-backed	9,106	(41)	20,675	(3,361)	29,781	(3,402)
Debt securities	132,252	(2,642)	389,730	(111,948)	521,982	(114,590)
Equity securities	325	(47)	--	--	325	(47)
Total temporarily impaired securities	$132,577	$(2,689)	$389,730	$(111,948)	$522,307	$(114,637)

Below investment grade	$3,576	$(383)	$125,990	$(56,756)	$129,566	$(57,139)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(44)		$(6,921)		$(6,965)

Number of securities		66		278		344

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $50,797 thousand at March 31, 2010, of which $46,790 thousand is greater than 20% and over 12 months.

These securities were considered to be temporarily impaired at March 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

Aging of Temporarily Impaired	As of December 31, 2009
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$5,477	$(82)	$2,482	$(1,460)	$7,959	$(1,542)
State and political subdivision	2,073	(27)	2,916	(411)	4,989	(438)
Foreign government	1,970	(28)	--	--	1,970	(28)
Corporate	42,590	(1,249)	182,079	(56,446)	224,669	(57,695)
Commercial mortgage-backed	21,955	(220)	42,863	(12,158)	64,818	(12,378)
Residential mortgage-backed	104,826	(2,202)	152,818	(39,164)	257,644	(41,366)
CDO/CLO	3,558	(934)	58,288	(20,024)	61,846	(20,958)
Other asset-backed	20,733	(96)	20,441	(3,950)	41,174	(4,046)
Total temporarily impaired securities	$203,182	$(4,838)	$461,887	$(133,613)	$665,069	$(138,451)

Below investment grade	$13,119	$(1,499)	$124,409	$(65,887)	$137,528	$(67,386)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(323)		$(12,017)		$(12,340)
Number of securities		102		331		433

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $60,960 thousand at December 31, 2009, of which $55,964 thousand is greater than 20% and over 12 months.

4.

Investing Activities (continued)

These securities were considered to be temporarily impaired at December 31, 2009 as each of these securities had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before recovery.

Maturities of General Account Debt Securities:	As of March 31, 2010
($ in thousands)	Cost	Fair Value

Due in one year or less	$129,622	$130,049
Due after one year through five years	245,685	251,576
Due after five years through ten years	354,268	356,694
Due after ten years	706,059	619,091
Total	$1,435,634	$1,357,410

The maturities of general account debt securities, as of March 31, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell the obligations back to the issuers.

Other-than-temporary impairments

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At March 31, 2010, this included securities with $50,218 thousand of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess of the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

4.

Investing Activities (continued)

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors in our significant accounting policies described in Note 2 of our 2009 Annual Report on Form 10-K. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of other-than-temporary impairment charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

The three holdings at March 31, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term – With a fair value of $12,315 thousand and an unrealized loss of $17,558 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities and, therefore, this issue does not merit an other-than-temporary impairment at this time.

•

Bear Stearns Asset Backed Securities – With a fair value of $4,381 thousand and an unrealized loss of $5,419 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not. Therefore, this issue does not merit an other-than-temporary impairment at this time.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, this issue does not merit an other-than-temporary impairment at this time.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2010 were concentrated in residential mortgage-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $3,568 thousand in the first quarter of 2010 and $6,961 thousand in the first quarter of 2009.

4.

Investing Activities (continued)

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $2,116 thousand in the first quarter of 2010 and $3,266 thousand in the first quarter of 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Debt securities credit losses, beginning of period	$(12,442)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(246)	(1,633)
Less: Credit losses on securities sold	--	--
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(3,322)	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of period	$(16,010)	$(11,267)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Contributions	$137	$--
Equity in earnings (loss) of partnerships	--	--
Distributions	(92)	--
Change in venture capital partnerships	45	--
Venture capital partnership investments, beginning of period	1,437	--
Venture capital partnership investments, end of period	$1,482	$--

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Debt securities	$17,093	$20,705
Policy loans	723	459
Other investments	139	(574)
Fair value option investments	85	(183)
Other income	8	--
Cash and cash equivalents	12	6
Total investment income	18,060	20,413
Investment expenses	(348)	(142)
Net investment income	$17,712	$20,271

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Total other-than-temporary debt impairment losses	$(5,684)	$(10,227)
Portion of loss recognized in other comprehensive income	2,116	3,266
Net debt impairments recognized in earnings	$(3,568)	$(6,961)

Debt security impairments	$(3,568)	$(6,961)
Other investments impairments	--	(1,093)
Impairment losses	(3,568)	(8,054)
Debt security transaction gains	237	31
Debt security transaction losses	(1,624)	(229)
Other investments transaction gains (losses)	265	(3)
Net transaction losses	(1,122)	(201)
Realized gains (losses) on derivative assets and liabilities	5,684	10,313
Net realized investment gains (losses), excluding impairment losses	4,562	10,112
Net realized investment gains (losses), including impairment losses	$994	$2,058

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Debt securities	$36,172	$18,052
Equity securities	(47)	--
Other investments	322	94
Net unrealized investment gains	$36,447	$18,146

Net unrealized investment gains	$36,447	$18,146
Applicable deferred policy acquisition cost	(58,087)	(19,830)
Applicable deferred income tax expense (benefit)	11,873	589
Offsets to net unrealized investment losses	(46,214)	(19,241)
Net unrealized investment losses included in other comprehensive income	$(9,767)	$(1,095)

Non-Consolidated Variable Interest Entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIEs”). We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE.

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are primarily included in the separate accounts category of the balance sheet. The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which we are not the primary beneficiary.

4.

Investing Activities (continued)

Carrying Value of Assets and Liabilities	March 31, 2010			December 31, 2009
and Maximum Exposure Loss Relating			Maximum			Maximum
to Variable Interest Entities:			Exposure			Exposure
($ in thousands)	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

Limited partnerships	$37,171	$--	$37,171	$36,218	$--	$36,218
Total	$37,171	$--	$37,171	$36,218	$--	$36,218

The asset value of our investments in variable interest entities (based upon sponsor values and audited financial statements of the individual entities) for which we are not the primary beneficiary was $37,171 thousand as of March 31, 2010. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

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

As of March 31, 2010, we held derivative assets, net of liabilities, with a fair value of $69,982 thousand. Derivative credit exposure was diversified with five different counterparties. We also had debt securities of these issuers with a carrying value of $15,874 thousand. Our maximum amount of exposure with these issuers was $85,856 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three-month periods ended March 31, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Mar 31,	Dec 31,
($ in thousands)	2010	2009

Debt securities	$491,711	$490,077
Equity funds	1,842,411	1,830,888
Other	77,900	79,707
Total	$2,412,022	$2,400,672

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	March 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	1,066	(269)
Paid	(1,518)	--
Liability balance as of March 31, 2010	$4,611	$15,542

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	3,403	(5,554)
Paid	(7,921)	--
Liability balance as of December 31, 2009	$5,063	$15,811

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

We also offer certain variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”), a guaranteed pay-out annuity floor (“GPAF”) and a combination rider (“COMBO”).

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

The COMBO includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

The GMWB, GMAB, GPAF and COMBO represent embedded derivatives in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

In order to minimize the volatility associated with the GMWB and GMAB liabilities, we previously entered into a contract with Phoenix Life whereby we cede 100% of any claims for these guarantees. However, as of December 31, 2008, we recaptured the GMAB for policies issued up to December 31, 2008. As of December 31, 2009, we then recaptured the GMWB for policies issued up to April 30, 2008. The contract remains in place for future issues. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of March 31, 2010 and December 31, 2009, the embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2009 or the first three months of 2010. There were benefit payments made for GPAF of $516 thousand during 2009 and $113 thousand during the first three months of 2010.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. As of recapture, we have begun to hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in thousands)	2010	2009

GMWB	$(3,082)	$3,575
GMAB	16,077	19,747
GPAF	1,787	1,749
COMBO	(749)	(584)
Total embedded derivatives	$14,033	$24,487

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,030,757	$41,946	60
GMDB step up	1,508,048	167,602	61
GMDB earnings enhancement benefit (EEB)	49,114	969	61
GMDB greater of annual step up and roll up	32,877	9,312	64
Total GMDB at March 31, 2010	$2,620,796	$219,829

COMBO	$10,333		59
GMAB	413,338		56
GMIB	513,951		61
GMWB	571,715		61
GPAF	15,308		76
Total at March 31, 2010	$1,524,645

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,046,389	$55,447	60
GMDB step up	1,499,571	207,939	61
GMDB earnings enhancement benefit (“EEB”)	49,090	1,436	61
GMDB greater of annual step up and roll up	32,833	10,034	64
Total GMDB at December 31, 2009	$2,627,883	$274,856

COMBO	$10,119		58
GMAB	406,186		55
GMIB	509,703		61
GMWB	562,931		60
GPAF	15,452		76
Total at December 31, 2009	$1,504,391

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At March 31, 2010 and December 31, 2009, we held additional universal life benefit reserves of $81,489 thousand and $73,793 thousand, respectively.

6.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of March 31,		As of December 31
General Account:			2010		2009
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$35,000	2018	$2,539	$--	$1,633	$--
Swaptions	14,000	2011	1,193	--	1,161	--
Put options	338,000	2014-2023	60,889	--	65,974	--
Equity futures	38,269	2010	5,361	--	7,338	--
Total non-hedging derivative instruments	$425,269		$69,982	$--	$76,106	$--

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

During 2009, our financial strength ratings fell below the specified threshold levels in certain agreements and remain so at March 31, 2010. As a result, the credit risk related contingent features of the instruments have been triggered with respect to such rating thresholds. However, the Company does not have any net liability obligation payable to any counterparty. No counterparties have exercised their option to terminate the transactions, although they reserve all rights available to them as stated in the agreements.

As of March 31, 2010, the Company held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of March 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$9,571	$112,471	$--	$122,042
State and political subdivision	--	6,145	--	6,145
Foreign government	--	14,036	--	14,036
Corporate	--	608,499	29,570	638,069
Commercial mortgage-backed	--	99,427	12,294	111,721
Residential mortgage-backed	--	313,744	10,280	324,024
CDO/CLO	--	--	66,846	66,846
Other asset-backed	--	55,621	18,906	74,527
Available-for-sale equity securities	13	325	--	338
Derivative assets	--	69,982	--	69,982
Separate account assets	2,913,884	98	--	2,913,982
Fair value option investments	--	4,352	--	4,352
Total assets	$2,923,468	$1,284,700	$137,896	$4,346,064
Liabilities
Embedded derivative liabilities	$--	$--	$14,033	$14,033
Total liabilities	$--	$--	$14,033	$14,033

There were no transfers between Level 1 and Level 2 assets for the quarter ending March 31, 2010.

7.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$32,800	$21,301	$--	$54,101
State and political subdivision	--	6,075	--	6,075
Foreign government	--	13,885	--	13,885
Corporate	--	595,657	41,258	636,915
Commercial mortgage-backed	--	85,597	11,784	97,381
Residential mortgage-backed	--	328,997	15,636	344,633
CDO/CLO	--	--	64,999	64,999
Other asset-backed	--	39,635	18,854	58,489
Derivative assets	--	76,106	--	76,106
Separate account assets	2,781,730	90,594	--	2,872,324
Fair value option investments	--	4,266	--	4,266
Total assets	$2,814,530	$1,262,113	$152,531	$4,229,174
Liabilities
Embedded derivative liabilities	$--	$--	$24,487	$24,487
Total liabilities	$--	$--	$24,487	$24,487

Carrying Amounts and Fair Values	As of March 31,		As of December 31,
of Financial Instruments:	2010		2009
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$37,643	$37,643	$83,518	$83,518
Available-for-sale debt securities	1,357,410	1,357,410	1,276,478	1,276,478
Available-for-sale equity securities	338	338	--	--
Derivative financial instruments	69,982	69,982	76,106	76,106
Fair value option investments	4,352	4,352	4,266	4,266
Financial assets	$1,469,725	$1,469,725	$1,440,368	$1,440,368

Investment contracts	$650,383	$659,441	$673,725	$684,369
Derivative financial instruments	14,033	14,033	24,487	24,487
Financial liabilities	$664,416	$673,474	$698,212	$708,856

Fair value option investments include a structured loan asset valued at $4,352 thousand as of March 31, 2010. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

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

Structured Securities

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts of the contractual due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations reflect the quoted fair value.

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligation (“CDO”) assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default (LGD) or recovery rate, collateral prepayment rate and reinvestment spread.

7.

Fair Value of Financial Instruments (continued)

Fair value is then determined based on discounted projected cash flows. We use a discount rate based upon a combination of the current U.S. Treasury rate plus the most recent gross CDO/CLO spreads (including the corresponding swap spread) by original tranche rating, which is representative of the inherent credit risk exposure in a deal’s capital structure. A credit loss margin is then deducted from this blended rate equal to the baseline annual default rate times a loss severity rate. The rationale behind the deduction of such credit loss margins is necessary as the projected cash flows have already been default risk-adjusted, taking into account the impact of the projected credit losses in the underlying collateral.

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

Retained Interest in Securitization

Retained interests in securitizations do not trade in an active, open market with readily observable prices. Accordingly, we estimate the fair value of certain retained interests in securitizations using discounted cash flow (“DCF”) models.

For certain other retained interests in securitizations (such as interest-only strips), a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on our valuation of retained interests and such interests are, therefore, typically classified within Level 3 of the valuation hierarchy.

We compare the fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.

7.

Fair Value of Financial Instruments (continued)

Private Equity Investments

The valuation of non-public private equity investments requires significant management judgment due to the absence of quoted market prices, an inherent lack of liquidity and the long-term nature of such assets. Private equity investments are valued initially based upon transaction price. The carrying values of private equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. Private equity investments are included in Level 3 of the valuation hierarchy.

Private equity investments may also include publicly held equity securities, generally obtained through the initial public offering of privately held equity investments. Such securities are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security.

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

Valuation of Embedded Derivatives

Guarantees that we make on certain variable annuity contracts, including GMAB and GMWB, meet the definition of an embedded derivative. These embedded derivatives are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in earnings. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

7.

Fair Value of Financial Instruments (continued)

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix Life or its subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA by using the Fair Market Sector Curve USD Finance (BBB) index that reflects the credit spread for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA at March 31, 2010 and December 31, 2009 was a reduction of $14,381 thousand and $19,045 thousand in the reserves associated with these riders, respectively.

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

Level 3 Financial Assets:	As of March 31, 2010
($ in thousands)	Asset-					YTD
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$152,531
Net purchases	5,999	50	41,465	1,327	1,035	49,876
Net sales	(297)	(270)	(51,932)	(1,503)	(1,416)	(55,418)
Transfers into Level 3(1)	--	--	3,405	--	--	3,405
Transfers out of Level 3(2)	(5,914)	--	(8,710)	--	(3,270)	(17,894)
Realized gains (losses) included in earnings	5	(1,514)	25	--	--	(1,484)
Unrealized gains (losses) included in other comprehensive income (loss)	256	3,576	4,069	684	(1,820)	6,765
Amortization/accretion	3	5	(9)	2	114	115
Balance, end of period	$18,906	$66,846	$29,570	$12,294	$10,280	$137,896

———————

(1)

Net transfers into Level 3 for the three months ended March 31, 2010 and 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three months ended March 31, 2010 and 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of March 31, 2009
($ in thousands)	Asset-					YTD
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$23,403	$38,683	$52,665	$19,191	$17,930	$151,872
Net purchases	--	--	21	--	--	21
Net sales	(3,599)	(831)	(3,402)	(510)	(4,412)	(12,754)
Transfers into Level 3(1)	2,607	--	13,515	--	895	17,017
Transfers out of Level 3(2)	(975)	--	(8,556)	(4,661)	(875)	(15,067)
Realized gains (losses) included in earnings	--	--	(1,916)	--	(2,008)	(3,924)
Unrealized gains (losses) included in other comprehensive income (loss)	129	15,018	(155)	(2,145)	862	13,709
Amortization/accretion	338	17	(224)	3	224	358
Balance, end of period	$21,903	$52,887	$51,948	$11,878	$12,616	$151,232

———————

(1)

Net transfers into Level 3 for the three months ended March 31, 2010 and 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three months ended March 31, 2010 and 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Three Months Ended
($ in thousands)	March 31,
	2010	2009
	Embedded Derivatives

Balance, beginning of period	$24,487	$118,028
Net purchases/(sales)	--	--
Transfers into Level 3	--	--
Transfers out of Level 3	--	--
Realized (gains) losses	10,454	4,564
Unrealized (gains) losses included in other comprehensive loss	--	--
Amortization/accretion	--	--
Balance, end of period	$14,033	$113,464
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$10,454	$4,564

Level 3 Gains and Losses:	Three Months Ended
($ in thousands)	March 31, 2010
	Trading	Other
	Revenues	Revenues

Total gains or losses included in earnings (or changes in net assets) for the period	$27	$(1,511)
Change in unrealized gains or losses relating to assets still held at the reporting date included in other comprehensive income	$--	$6,765

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three months ended March 31, 2010 has been computed based on the first three months of 2010 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2010.

8.

Income Taxes (continued)

During the quarter ended March 31, 2010, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. As a result of our quarterly assessment, we recorded a reduction to the valuation allowance of $3,500 thousand for the three months ended March 31, 2010. This net movement was recognized as an expense to the income statement components of $800 thousand and a benefit to equity components of $4,300 thousand. We carried a total valuation allowance of $19,100 thousand and $22,600 thousand on $197,650 thousand and $210,637 thousand of gross deferred tax assets at March 31, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $178,550 thousand of gross deferred tax assets at March 31, 2010 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

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

In accordance with the tax sharing agreement, as of March 31, 2010, we had current taxes recoverable of $10,081 thousand and as of December 31, 2009 we had current taxes payable of $18,203 thousand.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three-month period ending March 31, 2010 were not material.

9.

Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, investor or investment advisor.

9.

Contingent Liabilities (continued)

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vii) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (viii) the possibility that we not be successful in our efforts to implement a new business plan; (ix) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (xiii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiv) our ability to attract and retain key personnel in a competitive environment; (xv) our dependence on third parties to maintain critical business and administrative functions; (xvi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) legislative or regulatory developments; (xix) regulatory or legal actions; (xx) changes in accounting standards; (xxi)  the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence and our stock price; (xxii) the risks related to a man-made or natural disaster; (xxiii) risks related to changing climate conditions; and (xxiv) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations”. You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2009 in our 2009 Annual Report on Form 10-K.

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

In 2009, our ultimate parent company The Phoenix Companies, Inc. (“PNX”), initiated a business plan that shifts the focus of new business development to areas that are less capital intensive, less ratings sensitive and not dependent on particular distributors. This plan leverages existing strengths and includes a newly formed distribution subsidiary of PNX, Saybrus Partners, Inc., repositioning some of our core life and annuity products for the middle market and establishing new relationships with distributors within that market, and identifying market opportunities for our alternative retirement solutions products.

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder security;

•

Expense management; and

•

Profitable growth.

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

•

Net realized investment gains or losses on our general account investments and hedging programs.

•

Income taxes expense which is a function of pretax income and significant judgments we make with respect to the reversal of certain temporary book-to-tax differences, and specifically our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

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

Under accounting principles generally accepted in the United States of America (“GAAP”), premiums and deposits for variable life, universal life and annuity products are not recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheet as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheet as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheet as an increase in policy liabilities and accruals

Recent Economic Market Conditions and Industry Trends

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the potential continuation of these conditions through 2010.

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

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, we have implemented an increase in the cost of insurance rates for certain universal life policies effective April 1, 2010. However, this adjustment, any other permitted adjustments or any additional steps taken to manage our in force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Interest margins. Interest margins decreased $1,063 thousand to $1,142 thousand in the first quarter of 2010, compared to $2,205 thousand in the first quarter of 2009. Universal life and variable annuity interest margins both declined as a result of lower investment income on assets supporting these products as a result of lower yields and fewer assets.

•

Deferred policy acquisition cost. Deferred policy acquisition cost amortization remained relatively flat at $38,457 thousand compared to $38,590 thousand in the first quarter 2010 and 2009, respectively. The change in offsets to deferred policy acquisition costs related to net unrealized investment gains or losses increased to $58,087 thousand as of March 31, 2010 compared to $13,391 thousand as of March 31, 2009. The significant fluctuation in offsets was primarily from the improvement in net unrealized losses during the first quarter of 2010.

•

Fees on our life and annuity products. Fee revenues increased by $10,950 thousand to $107,236 thousand in the first quarter of 2010, compared to $96,286 thousand in the first quarter of 2009. The increase was primarily driven by $7,097 thousand of higher cost of insurance charges on our universal life policies. In addition, asset-based fees increased $2,235 thousand on our variable annuity products from higher account balances reflecting the favorable equity markets during the past 12 months.

•

Mortality margins. Universal life mortality margin increased by $7,863 thousand to $47,546 thousand in the first quarter 2010, compared to $39,683 thousand in the first quarter of 2009. This was a result of continued favorable mortality as well as an increase in cost of insurance charges. Mortality margins in variable universal life increased by $776 thousand to $1,923 thousand in the first quarter of 2010, compared to $1,147 thousand in the first quarter of 2009, a result of favorable mortality. Fluctuations in mortality are inherent in our lines of business.

•

Net realized investment gains or losses on our general account investments. In the first quarter of 2010, we had net realized investment gains of $994 thousand, compared to $2,058 thousand in the first quarter of 2009. Realized gains in the first quarter of 2010 were primarily from realized gains on derivative assets and liabilities of $5,684 thousand, partially offset by other-than-temporary impairment losses of $3,568 thousand and debt security transaction losses of $1,624 thousand. In contrast, realized gains on derivative assets and liabilities in the first quarter of 2009 were $10,313 thousand, offset by other-than-temporary impairment losses of $8,054 thousand.

•

Operating expenses. Non-deferred operating expenses decreased by $12,352 thousand to $23,333 thousand in the first quarter of 2010, compared to $35,685 thousand in the first quarter of 2009. This decrease was a result of significant expense reductions implemented during the year.

•

Income taxes. The Company recorded income tax expense of $3,958 thousand in first quarter 2010 compared to an income tax benefit of $1,154 thousand in the first quarter of 2009. The increase in tax expense in 2010 as compared to a tax benefit in 2009 was primarily driven by the increase in earnings before taxes over the prior year.

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

Profitable growth.

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

Suspension of Distribution Relationships

During 2008, State Farm was our largest distributor of annuity and life insurance products. In March 2009, State Farm Mutual Automobile Insurance Company (“State Farm”) suspended the sale of Phoenix products pending a re-evaluation of the relationship between the two companies. On July 30, 2009, our ultimate parent company restructured its agreement with State Farm, amending the existing agreement to clarify the service and support it will provide to customers who purchased their policies and contracts through a State Farm agent, as well as State Farm agents themselves. The restructured agreement does not provide for any new sales of our products through the State Farm distribution system. Approximately 80,000 of our inforce policies and contracts were sold through State Farm agents.

In 2008, National Life Group was our second largest distributor of annuity products. In March 2009, National Life Group suspended the sale of Phoenix products.

The actions by these and other distribution partners were primarily in response to downgrades by rating agencies. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our financial statements in Form 10-Q.

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

A complete description of our critical accounting estimates is set forth in our 2009 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2009 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. A summary of certain of our critical accounting estimates, updated with information subsequent to the filing of our 2009 Annual Report on Form-10-K, is as follows:

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

As of March 31, 2010, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. As a result of our quarterly assessment, we recorded a reduction to the valuation allowance of $3,500 thousand for the three months ended March 31, 2010. This net movement was recognized as an expense to the income statement components of $800 thousand and a benefit to equity components of $4,300 thousand. We carried a valuation allowance of $19,100 thousand on $197,650 thousand of deferred tax assets at March 31, 2010, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse.

We concluded that a valuation allowance on the remaining $178,550 thousand of deferred tax assets at March 31, 2010, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

We have elected to file a consolidated federal income tax return for 2010 and prior years. Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (“IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

Our federal income tax returns are routinely audited by the IRS, and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution. As of March 31, 2010, we had current taxes recoverable of $10,081 thousand, including $52 thousand of unrecognized tax benefits.

See our 2009 Annual Report on Form 10-K for further information on critical accounting estimates related to deferred income taxes.

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

See our Note 4 to our financial statements in this Form 10-Q for more information.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both March 31, 2010 and December 31, 2009.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	March 31,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$1,179	$5,492	$(4,313)	(79%)
Insurance and investment product fees	107,236	96,286	10,950	11%
Net investment income	17,712	20,271	(2,559)	(13%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5,684)	(11,320)	5,636	50%
Portion of OTTI losses recognized in other comprehensive income	2,116	3,266	(1,150)	(35%)
Net OTTI losses recognized in earnings	(3,568)	(8,054)	4,486	56%
Net realized investment gains (losses), excluding OTTI losses	4,562	10,112	(5,550)	(55%)
Total realized investment gains	994	2,058	(1,064)	(52%)
Total revenues	127,121	124,107	3,014	2%

BENEFITS AND EXPENSES:
Policy benefits	55,521	55,025	496	1%
Policy acquisition cost amortization	38,457	38,590	(133)	--
Other operating expenses	23,333	35,685	(12,352)	(35%)
Total benefits and expenses	117,311	129,300	(11,989)	(9%)
Income (loss) before income taxes	9,810	(5,193)	15,003	NM
Income tax expense (benefit)	3,958	(1,154)	5,112	NM
Net income (loss)	$5,852	$(4,039)	$9,891	NM

———————

Not meaningful (NM)

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net income for the three months ended March 31, 2010 was $5,852 thousand compared to a net loss from for the three months ended March 31, 2009 of $4,039 thousand. The improvement reflects higher insurance and investment product fees and lower operating expenses. These improvements were partially offset by lower premiums and lower net realized investment gains.

Fee revenues increased by $10,950 thousand to $107,236 thousand in the first quarter of 2010, compared to $96,286 thousand in the first quarter of 2009. The increase was primarily driven by $7,097 thousand of higher cost of insurance charges on our universal life policies. In addition, asset-based fees increased $2,235 thousand on our variable annuity products from higher account balances reflecting the favorable equity markets during the past 12 months.

Non-deferred operating expenses decreased by $12,352 thousand to $23,333 thousand in the first quarter of 2010, compared to $35,685 thousand in the first quarter of 2009. This decrease was a result of significant expense reductions implemented during the year.

Premiums declined as a result of lower sales during the first quarter of 2010 compared to the first quarter of 2009.

In the three months ended March 31, 2010, we had net realized gains of $994 thousand compared to $2,058 thousand in the three months ended March 31, 2009. This decline was primarily driven by a decrease of $4,629 thousand in realized gains on derivative assets and liabilities and an increase in debt security transaction losses of $1,395 thousand. In addition, there was a decrease of $4,486 thousand in other-than-temporary impairment losses.

Debt and Equity Securities Held in General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of March 31, 2010, our general account held debt securities with a carrying value of $1,357,410 thousand, representing 91.3% of total general account investments. Public debt securities represented 80.5% of total debt securities, with the remaining 19.5% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of March 31, 2010
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$122,042	$121,871	$--	$--
State and political subdivision	6,145	6,488	--	--
Foreign government	12,701	11,546	1,335	1,122
Corporate	563,206	564,846	74,863	92,931
Commercial mortgage-backed	108,367	109,647	3,354	8,683
Residential mortgage-backed	304,329	324,666	19,695	32,462
CDO/CLO	3,031	3,390	63,815	80,439
Other asset-backed	70,585	73,377	3,942	4,166
Total debt securities	$1,190,406	$1,215,831	$167,004	$219,803

Percentage of total debt securities	87.7%	84.7%	12.3%	15.3%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2010 in our debt securities portfolio are banking (5.7%), diversified financial services (3.5%), electric utilities (3.3%), insurance (3.2%) and REITs (2.3%).

Residential Mortgage-Backed Securities (“RMBS”)

The weakness in the U.S. residential real estate markets, tighter credit standards and rising unemployment, continue to plague the residential mortgage-backed securities market. Delinquency rates for all sectors of the residential mortgage-backed market, including sub-prime, Alt-A and prime, have increased beyond historical averages.

We invest directly in RMBS through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. We have been focused on identifying those securities that can withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. As of March 31, 2010, 80% of the total residential portfolio was rated AAA or AA. We have $44,692 thousand of sub-prime exposure, $33,316 thousand of Alt-A exposure and $117,741 thousand of prime exposure, which combined amount to 12.8% of our general account. Substantially all of our sub-prime, Alt-A, and prime exposure is investment grade, with 60% being AAA rated, and another 7% in AA securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of March 31, 2010 totaled $1,484 thousand. These impairments consist of $46 thousand from prime and $1,438 thousand from Alt-A.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2010
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$127,448	$128,275	8.5%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	129,606	117,741	7.7%	73.1%	4.7%	5.3%	8.1%	8.8%
Alt-A	40,594	33,316	2.2%	24.0%	12.0%	5.0%	0.0%	59.0%
Sub-prime	59,481	44,692	2.9%	51.9%	9.8%	2.2%	19.9%	16.2%
Total	$357,129	$324,024	21.3%	75.8%	4.3%	2.7%	5.7%	11.5%

———————

(1)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$92,587	$86,059	5.6%	0.0%	0.0%	0.0%	10.1%	44.4%	45.5%
AA	5,934	5,478	0.4%	0.0%	0.0%	35.4%	29.0%	35.6%	0.0%
A	7,043	6,302	0.4%	0.0%	0.0%	24.6%	75.4%	0.0%	0.0%
BBB	11,035	9,541	0.6%	0.0%	0.0%	68.4%	25.8%	5.8%	0.0%
BB and Below	13,007	10,361	0.7%	0.0%	11.7%	15.4%	64.0%	1.9%	7.0%
Total	$129,606	$117,741	7.7%	0.0%	1.0%	9.9%	20.4%	34.8%	33.9%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$8,441	$8,014	0.5%	0.0%	0.0%	0.0%	0.0%	88.3%	11.7%
AA	4,008	3,985	0.3%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
A	2,209	1,668	0.1%	0.0%	0.0%	0.0%	0.0%	57.4%	42.6%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and Below	25,936	19,649	1.3%	0.0%	9.7%	35.6%	53.6%	0.0%	1.1%
Total	$40,594	$33,316	2.2%	0.0%	5.7%	33.0%	31.6%	24.1%	5.6%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$25,284	$23,218	1.5%	4.3%	21.2%	11.3%	9.8%	35.0%	18.4%
AA	4,951	4,377	0.3%	0.0%	32.6%	0.0%	40.9%	0.0%	26.5%
A	1,050	992	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	16,973	8,873	0.6%	0.0%	49.4%	15.5%	24.3%	0.0%	10.8%
BB and Below	11,223	7,232	0.5%	0.0%	61.3%	18.9%	19.8%	0.0%	0.0%
Total	$59,481	$44,692	2.9%	2.2%	33.9%	12.0%	19.4%	18.2%	14.3%

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

Sources and Types of Net Realized Investment Gains (Losses):	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Total other-than-temporary debt impairment losses	$(5,684)	$(10,227)
Portion of loss recognized in other comprehensive income	2,116	3,266
Net debt impairments recognized in earnings	$(3,568)	$(6,961)

Debt security impairments	$(3,568)	$(6,961)
Other investments impairments	--	(1,093)
Impairment losses	(3,568)	(8,054)
Debt security transaction gains	237	31
Debt security transaction losses	(1,624)	(229)
Other investments transaction gains (losses)	265	(3)
Net transaction losses	(1,122)	(201)
Realized gains (losses) on derivative assets and liabilities	5,684	10,313
Net realized investment gains (losses), excluding impairment losses	4,562	10,112
Net realized investment gains (losses), including impairment losses	$994	$2,058

Other-Than-Temporary Impairments

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At March 31, 2010, this included securities with $50,218 thousand of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at March 31, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term – With a fair value of $12,315 thousand and an unrealized loss of $17,558 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities and, therefore, this issue does not merit an other-than-temporary impairment at this time.

•

Bear Stearns Asset Backed Securities – With a fair value of $4,381 thousand and an unrealized loss of $5,419 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not. Therefore, this issue does not merit an other-than-temporary impairment at this time.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, this issue does not merit an other-than-temporary impairment at this time.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first quarter of 2010 were concentrated in residential mortgage-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $3,568 thousand in the first quarter of 2010 and $6,961 thousand in the first quarter of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $2,116 thousand in the first quarter of 2010 and $3,266 thousand in the first quarter of 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended
($ in thousands)	March 31,
	2010	2009

Debt securities credit losses, beginning of period	$(12,442)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(246)	(1,633)
Less: Credit losses on securities sold	--	--
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(3,322)	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Debt securities credit losses, end of period	$(16,010)	$(11,267)

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	March 31,	Dec 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(591)	(591)
Commercial mortgage-backed	(2,950)	(1,739)
Residential mortgage-backed	(11,493)	(11,401)
CDO/CLO	(10,478)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(25,512)	$(23,429)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of March 31, 2010. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2010
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$521,982	$131,659	$593	$389,730
Total amortized cost	636,572	134,115	779	501,678
Unrealized losses	$(114,590)	$(2,456)	$(186)	$(111,948)
Unrealized losses after offsets	$(14,183)	$(371)	$(21)	$(13,791)
Number of securities	343	62	3	278

Investment grade:
Unrealized losses	$(57,451)	$(2,073)	$(186)	$(55,192)
Unrealized losses after offsets	$(7,218)	$(327)	$(21)	$(6,870)

Below investment grade:
Unrealized losses	$(57,139)	$(383)	$--	$(56,756)
Unrealized losses after offsets	$(6,965)	$(44)	$--	$(6,921)

Equity securities
Unrealized losses	$(47)	$(47)	$--	$--
Unrealized losses after offsets	$(5)	$(5)	$--	$--
Number of securities	1	1	--	--

Total net unrealized losses on debt securities were $78,224 thousand (unrealized losses of $114,590 thousand less unrealized gains of $36,366 thousand).

For debt securities with gross unrealized losses, 50.9% of the unrealized losses after offsets pertain to investment grade securities and 49.1% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of March 31, 2010
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(88,056)	$(7,623)	$--	$(80,433)
Unrealized losses over 20% of cost after offsets	$(10,791)	$(867)	$--	$(9,924)
Number of securities	95	20	--	75

Investment grade:
Unrealized losses over 20% of cost	$(37,259)	$(3,616)	$--	$(33,643)
Unrealized losses over 20% of cost after offsets	$(4,691)	$(411)	$--	$(4,280)

Below investment grade:
Unrealized losses over 20% of cost	$(50,797)	$(4,007)	$--	$(46,790)
Unrealized losses over 20% of cost after offsets	$(6,100)	$(456)	$--	$(5,644)

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

The primary liquidity risks regarding cash inflows from our investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitory and manage these risks.

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

The financial strength ratings as of May 14, 2010 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Negative
Moody’s	Ba1	Negative
Standard & Poor’s	BB-	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The employee pension plan, covering substantially all of our employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust, while the supplemental plans are unfunded. Effective March 31, 2010, all benefit accruals were frozen under our funded and unfunded defined benefit plans.

Employee benefit expense allocated to us for these benefits totaled $1,440 thousand and $3,771 thousand at March 31, 2010 and 2009, respectively. Phoenix Life made contributions to the pension plans in the first quarter of 2010, of which $3,656 thousand has been allocated to us. By December 31, 2010, Phoenix Life expects to make additional contributions to the pension plans, of which approximately $2,612 thousand will be allocated to us.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $268,012 thousand at March 31, 2010. Statutory results are preliminary until filed with the regulatory authorities.

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

See our 2009 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2010 in comparison to December 31, 2009.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

RISK FACTORS

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below. You should carefully consider the following risk factors before investing in our securities, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. This information should be considered carefully together with the other information contained in this report and the other reports and materials we file with the SEC. The risks described below are not the only ones we face. Additional risks may also have an adverse effect on our business, financial condition, operating results or liquidity. The following risk factors amend and restate the risk factors presented in our 2009 Annual Report on Form 10-K in their entirety.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the potential continuation of these conditions through 2010.

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

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At March 31, 2010, we carried a valuation allowance of $19,100 thousand on $197,650 thousand of deferred tax assets.

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

•

The value of our investment portfolio had an unrealized loss position, before offsets of $78,224 thousand, at March 31, 2010. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

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

The decision on whether to record other-than-temporary impairments or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Given current market conditions and liquidity concerns, management’s determinations of whether a decline in value is other than temporary have placed greater emphasis on our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

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

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business, are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2009, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2009 we had an unlocking of deferred policy acquisition costs of $4,262 thousand. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects or result in regulatory or legislative responses.

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

It is possible that these and other future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 2 to our financial statements under Item 8 “Financial Statements and Supplementary Data—Adoption of New Accounting Standards” in our 2009 Annual Report on Form 10-K for more information.

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

REMOVED AND RESERVED

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

31.1	Certification of James D. Wehr, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, President and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

PHL VARIABLE INSURANCE COMPANY

Date: May 17, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer