Form 10-Q
period 2010-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2010-08-16
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 12, 2010, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheets

($ in thousands, except share data)

June 30, 2010 (unaudited) and December 31, 2009

	June 30,	Dec 31,
	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,413,608 and $1,390,874)	$1,361,025	$1,276,478
Venture capital partnerships, at equity in net assets	2,068	1,437
Policy loans, at unpaid principal balances	54,948	49,675
Other investments	116,370	76,120
Fair value option investments	4,370	4,266
Total investments	1,538,781	1,407,976
Cash and cash equivalents	34,631	83,518
Accrued investment income	11,301	11,007
Receivables	395,437	342,887
Deferred policy acquisition costs	696,817	837,567
Receivable from related parties	4,704	22,968
Other assets	55,677	36,344
Separate account assets	2,630,621	2,872,324
Total assets	$5,367,969	$5,614,591

LIABILITIES:
Policy liabilities and accruals	$1,324,522	$1,363,818
Policyholder deposit funds	694,226	673,725
Deferred income taxes	24,677	26,678
Payable to related parties	12,678	2,414
Other liabilities	57,563	61,668
Separate account liabilities	2,630,621	2,872,324
Total liabilities	4,744,287	5,000,627

CONTINGENT LIABILITIES (Note 9)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	788,152
Accumulated deficit	(163,593)	(156,603)
Accumulated other comprehensive loss	(17,377)	(20,085)
Total stockholder’s equity	623,682	613,964
Total liabilities and stockholder’s equity	$5,367,969	$5,614,591

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Income and Comprehensive Income

($ in thousands)

Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Premiums	$1,091	$3,944	$2,270	$9,437
Insurance and investment product fees	99,776	97,666	207,012	193,952
Net investment income	18,452	21,949	36,164	42,220
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(4,089)	(14,653)	(9,740)	(25,973)
Portion of OTTI losses recognized in other comprehensive income	1,116	6,348	3,199	9,614
Net OTTI losses recognized in earnings	(2,973)	(8,305)	(6,541)	(16,359)
Net realized investment gains (losses), excluding OTTI losses	3,673	(8,412)	8,235	1,700
Total realized investment gains (losses)	700	(16,717)	1,694	(14,659)
Total revenues	120,019	106,842	247,140	230,950

BENEFITS AND EXPENSES:
Policy benefits	69,810	76,808	125,331	131,833
Policy acquisition cost amortization	42,069	6,198	80,526	44,788
Other operating expenses	30,565	33,265	53,898	68,950
Total benefits and expenses	142,444	116,271	259,755	245,571
Loss before income taxes	(22,425)	(9,429)	(12,615)	(14,621)
Income tax expense (benefit)	(9,583)	762	(5,625)	(391)
Net loss	$(12,842)	$(10,191)	$(6,990)	$(14,230)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(12,842)	$(10,191)	$(6,990)	$(14,230)
Net unrealized investment gains (losses)	12,275	23,559	(531)	22,811
Non-credit portion of OTTI losses recognized in other comprehensive income	372	(1,585)	3,411	(1,932)
Net unrealized other loss	--	--	(172)	--
Other comprehensive income (loss)	12,647	21,974	2,708	20,879
Comprehensive income (loss)	$(195)	$11,783	$(4,282)	$6,649

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(6,990)	$(14,230)
Net realized investment (gains) losses	(1,694)	14,659
Deferred income taxes	12,849	(7,857)
Increase in receivables	(61,212)	(31,471)
Increase (decrease) in accrued investment income	(911)	631
Decrease in deferred policy acquisition costs	78,458	5,477
Increase (decrease) in policy liabilities and accruals	(40,041)	36,891
Other assets and other liabilities net change	(8,582)	(37,341)
Cash for operating activities	(28,123)	(33,241)

INVESTING ACTIVITIES:
Investment purchases	(1,020,691)	(1,170,086)
Investment sales, repayments and maturities	1,001,257	1,150,411
Policy loans advances, net	(5,273)	(10,958)
Cash for investing activities	(24,707)	(30,633)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	19,743	102,674
Policyholder deposit fund withdrawals	(29,800)	(230,288)
Capital contributions from parent	14,000	65,000
Cash from (for) financing activities	3,943	(62,614)
Change in cash and cash equivalents	(48,887)	(126,488)
Cash and cash equivalents, beginning of period	83,518	152,185
Cash and cash equivalents, end of period	$34,631	$25,697

During the six months ended June 30, 2010, the Company received $14,000 thousand in capital contributions, all of which was in cash. During the six months ended June 30, 2009, the Company received $65,000 thousand in capital contributions, all of which was in cash.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500	$2,500	$2,500
Balance, end of period	$2,500	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$743,152	$788,152	$723,152
Capital contributions from parent	--	45,000	14,000	65,000
Balance, end of period	$802,152	$788,152	$802,152	$788,152

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(150,751)	$(139,489)	$(156,603)	$(141,288)
Adjustment for initial application of accounting changes	--	--	--	5,838
Net loss	(12,842)	(10,191)	(6,990)	(14,230)
Balance, end of period	$(163,593)	$(149,680)	$(163,593)	$(149,680)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(30,024)	$(54,243)	$(20,085)	$(51,923)
Adjustment for initial application of accounting changes	--	--	--	(1,225)
Other comprehensive income (loss)	12,647	21,974	2,708	20,879
Balance, end of period	$(17,377)	$(32,269)	$(17,377)	$(32,269)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$623,877	$551,920	$613,964	$532,441
Change in stockholder’s equity	(195)	56,783	9,718	76,262
Balance, end of period	$623,682	$608,703	$623,682	$608,703

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Six Months Ended June 30, 2010 and 2009

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. Financial results for the three- and six-month periods in 2010 are not necessarily indicative of full year results.

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

Accounting standards not yet adopted

Amended Exception for Credit Derivatives

In March 2010, the FASB issued amended guidance to ASC 815, Derivatives and Hedging. The amendment clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The amendment will require more financial instruments to be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Entities are allowed to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. Adoption of this guidance was effective on the first day of the quarter beginning after June 15, 2010, on a prospective basis only. Our adoption in the third quarter of 2010 will not have a material effect on our financial statements.

Significant accounting policies

Our significant accounting policies are presented in the notes to our financial statements in our 2009 Annual Report on Form 10-K.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Policy acquisition costs deferred	$(1,050)	$19,669	$2,068	$47,973
Costs amortized to expenses:
Recurring costs	(42,418)	(9,024)	(82,092)	(47,119)
Realized investment gains	349	2,826	1,566	2,331
Offsets to net unrealized investment gains or losses included in other comprehensive income	(15,696)	(54,193)	(73,783)	(67,584)
Cumulative effect of adoption of new guidance	--	--	--	(3,805)
Other	6,378	(4,857)	11,491	(4,857)
Change in deferred policy acquisition costs	(52,437)	(45,579)	(140,750)	(73,061)
Deferred policy acquisition costs, beginning of period	749,254	1,037,646	837,567	1,065,128
Deferred policy acquisition costs, end of period	$696,817	$992,067	$696,817	$992,067

4.

Investing Activities

Debt securities

Fair Value and Cost of General Account Securities:	June 30, 2010		December 31, 2009
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$86,655	$85,343	$54,101	$54,526
State and political subdivision	9,227	9,480	6,075	6,491
Foreign government	14,154	12,668	13,885	12,678
Corporate	651,944	660,361	636,915	676,009
Commercial mortgage-backed	130,472	134,913	97,381	109,132
Residential mortgage-backed	320,589	341,722	344,633	384,125
CDO/CLO	63,413	82,905	64,999	85,558
Other asset-backed	84,571	86,216	58,489	62,355
Available-for-sale debt securities	$1,361,025	$1,413,608	$1,276,478	$1,390,874

Unrealized Gains and Losses from	June 30, 2010		December 31, 2009
General Account Securities:	Gains	Losses	Gains	Losses
($ in thousands)
U.S. government and agency	$2,384	$(1,072)	$1,117	$(1,542)
State and political subdivision	115	(368)	22	(438)
Foreign government	1,486	--	1,235	(28)
Corporate	36,878	(45,295)	18,601	(57,695)
Commercial mortgage-backed	4,016	(8,457)	627	(12,378)
Residential mortgage-backed	8,301	(29,434)	1,874	(41,366)
CDO/CLO	228	(19,720)	399	(20,958)
Other asset-backed	976	(2,621)	180	(4,046)
Debt securities gains (losses)	$54,384	$(106,967)	$24,055	$(138,451)
Debt securities net losses		$(52,583)		$(114,396)

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	June 30,	Dec 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(599)	(591)
Commercial mortgage-backed	(3,841)	(1,739)
Residential mortgage-backed	(11,743)	(11,401)
CDO/CLO	(10,884)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(27,067)	$(23,429)

———————

(1)

Represents the amount of other-than-temporary impairment losses in AOCI which, from January 1, 2009, were not included in earnings, excluding net unrealized gains or losses on impaired securities relating to changes in value of such securities subsequent to the impairment date.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	June 30, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$--	$--	$3,470	$(1,072)	$3,470	$(1,072)
State and political subdivision	1,006	(2)	2,961	(366)	3,967	(368)
Foreign government	--	--	--	--	--	--
Corporate	14,092	(576)	112,890	(44,719)	126,982	(45,295)
Commercial mortgage-backed	9,998	(210)	28,105	(8,247)	38,103	(8,457)
Residential mortgage-backed	12,054	(476)	115,636	(28,958)	127,690	(29,434)
CDO/CLO	1,632	(19)	52,806	(19,701)	54,438	(19,720)
Other asset-backed	3,757	(31)	17,335	(2,590)	21,092	(2,621)
Total temporarily impaired securities	$42,539	$(1,314)	$333,203	$(105,653)	$375,742	$(106,967)

Below investment grade	$4,462	$(456)	$105,520	$(54,090)	$109,982	$(54,546)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(49)		$(6,344)		$(6,393)

Number of securities		45		244		289

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $49,635 thousand at June 30, 2010, of which $43,460 thousand was at or below this level for more than 12 months.

These securities were considered temporarily impaired at June 30, 2010 because each had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before they recover in value.

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

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $60,960 thousand at December 31, 2009, of which $55,964 thousand was at or below this level for more than 12 months.

These securities were considered temporarily impaired at December 31, 2009 because each had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before they recover in value.

4.

Investing Activities (continued)

Maturities of General Account Debt Securities:	As of June 30, 2010
($ in thousands)	Cost	Fair Value

Due in one year or less	$75,564	$75,759
Due after one year through five years	244,698	252,140
Due after five years through ten years	366,320	375,001
Due after ten years	727,026	658,125
Total	$1,413,608	$1,361,025

The maturities of general account debt securities, as of June 30, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At June 30, 2010, this included securities with $44,208 thousand of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess of the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

4.

Investing Activities (continued)

The three holdings at June 30, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $12,640 thousand and an unrealized loss of $17,271 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities. Therefore, an other-than-temporary impairment is not required.

•

Bear Stearns Asset Backed Securities – With a fair value of $4,527 thousand and an unrealized loss of $5,273 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not. Therefore, an other-than-temporary impairment is not required.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small- and medium-sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, an other-than-temporary impairment is not required.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first half of 2010 were concentrated in residential mortgage-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $2,973 thousand in the second quarter of 2010 and $8,305 thousand in the second quarter of 2009 and $6,541 thousand year-to-date 2010 and $15,266 thousand year-to-date 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $1,116 thousand in the second quarter of 2010 and $6,348 thousand in the second quarter of 2009 and $3,199 thousand year-to-date 2010 and $9,614 thousand year-to-date 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(16,010)	$(11,267)	$(12,442)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(1,401)	(6,338)	(1,647)	(7,971)
Less: Credit losses on securities sold	--	3,652	--	3,652
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Add: Credit losses on previously impaired securities	(1,572)	(807)	(4,894)	(807)
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Debt securities credit losses, end of period	$(18,983)	$(14,760)	$(18,983)	$(14,760)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Contributions	$419	$--	$556	$--
Equity in earnings (loss) of partnerships	166	--	166	--
Distributions	1	--	(91)	--
Change in venture capital partnerships	586	--	631	--
Venture capital partnership investments, beginning of period	1,482	--	1,437	--
Venture capital partnership investments, end of period	$2,068	$--	$2,068	$--

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Debt securities	$16,891	$19,184	$33,984	$39,890
Policy loans	780	709	1,503	1,168
Venture capital	166	--	166	--
Other investments	921	1,956	1,060	1,382
Fair value option investments	19	126	104	(57)
Other income	8	3	16	3
Cash and cash equivalents	1	9	13	14
Total investment income	18,786	21,987	36,846	42,400
Investment expenses	(334)	(38)	(682)	(180)
Net investment income	$18,452	$21,949	$36,164	$42,220

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Total other-than temporary debt impairment losses	$(4,089)	$(14,653)	$(9,740)	$(24,880)
Portion of loss recognized in other comprehensive income	1,116	6,348	3,199	9,614
Net debt impairments recognized in earnings	$(2,973)	$(8,305)	$(6,541)	$(15,266)

Debt security impairments	$(2,973)	$(8,305)	$(6,541)	$(15,266)
Other investments impairments	--	--	--	(1,093)
Impairment losses	(2,973)	(8,305)	(6,541)	(16,359)
Debt security transaction gains	917	2,607	1,154	2,638
Debt security transaction losses	(108)	(11,509)	(1,732)	(11,739)
Other investments transaction gains (losses)	(104)	(126)	161	(128)
Net transaction gains (losses)	705	(9,028)	(417)	(9,229)
Realized gains (losses) on derivative assets and liabilities	2,968	616	8,652	10,929
Net realized investment gains (losses), excluding impairment losses	3,673	(8,412)	8,235	1,700
Net realized investment gains (losses), including impairment losses	$700	$(16,717)	$1,694	$(14,659)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Debt securities	$25,641	$86,155	$61,813	$104,207
Other investments	(182)	1,846	93	1,940
Net unrealized investment gains	$25,459	$88,001	$61,906	$106,147

Net unrealized investment gains	$25,459	$88,001	$61,906	$106,147
Applicable deferred policy acquisition cost	(15,696)	(54,193)	(73,783)	(74,023)
Applicable deferred income tax	2,884	(11,834)	14,757	(11,245)
Offsets to net unrealized investment losses	(12,812)	(66,027)	(59,026)	(85,268)
Net unrealized investment gains (losses) included in other comprehensive income	$12,647	$21,974	$2,880	$20,879

Non-Consolidated Variable Interest Entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (“VIEs”). We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE. We reassess our VIE determination with respect to an entity on an ongoing basis.

4.

Investing Activities (continued)

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are primarily included in the separate accounts category of the balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $2,068 thousand and $1,437 thousand as of June 30, 2010 and December 31, 2009, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and audited financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

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

As of June 30, 2010, we held derivative assets, net of liabilities, with a fair value of $116,001 thousand. Derivative credit exposure was diversified with six different counterparties. We also had debt securities of these issuers with a carrying value of $19,097 thousand. Our maximum amount of exposure with these issuers was $135,098 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as Separate account assets with an equivalent amount reported as Separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three- and six-month periods ended June 30, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	June 30,	Dec 31,
($ in thousands)	2010	2009

Debt securities	$492,201	$490,077
Equity funds	1,597,839	1,830,888
Other	80,549	79,707
Total	$2,170,589	$2,400,672

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	June 30, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	2,913	2,593
Paid	(2,053)	--
Liability balance as of June 30, 2010	$5,923	$18,404

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	3,403	(5,554)
Paid	(7,921)	--
Liability balance as of December 31, 2009	$5,063	$15,811

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

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB and GMAB liabilities on policies issued since April 30, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of June 30, 2010 and December 31, 2009, the embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2009 or the first half of 2010. There were benefit payments made for GPAF of $516 thousand during 2009 and $270 thousand during the first half of 2010.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy. As of recapture, we have begun to hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in thousands)	2010	2009

GMWB	$24,120	$3,575
GMAB	31,386	19,747
GPAF	1,819	1,749
COMBO	(363)	(584)
Total embedded derivatives	$56,962	$24,487

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$925,691	$70,089	60
GMDB step up	1,369,439	249,632	61
GMDB earnings enhancement benefit (EEB)	43,148	2,296	61
GMDB greater of annual step up and roll up	29,223	11,349	64
Total GMDB at June 30, 2010	$2,367,501	$333,366

COMBO	$9,728		59
GMAB	370,150		56
GMIB	461,572		62
GMWB	518,378		61
GPAF	12,673		76
Total at June 30, 2010	$1,372,501

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,046,389	$55,447	60
GMDB step up	1,499,571	207,939	61
GMDB earnings enhancement benefit (“EEB”)	49,090	1,436	61
GMDB greater of annual step up and roll up	32,833	10,034	64
Total GMDB at December 31, 2009	$2,627,883	$274,856

COMBO	$10,119		58
GMAB	406,186		55
GMIB	509,703		61
GMWB	562,931		60
GPAF	15,452		76
Total at December 31, 2009	$1,504,391

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At June 30, 2010 and December 31, 2009, we held additional universal life benefit reserves of $89,444 thousand and $73,793 thousand, respectively.

6.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of June 30,		As of December 31
General Account:			2010		2009
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$35,000	2018	$4,366	$--	$1,633	$--
Swaptions	14,000	2011	2,331	--	1,161	--
Put options	338,000	2014-2023	98,360	--	65,974	--
Call options	9,776	2010-2011	728	62	--	--
Equity futures	44,243	2010	10,278	--	7,338	--
Total non-hedging derivative instruments	$441,019		$116,063	$62	$76,106	$--

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

6.

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

During 2009, our financial strength ratings fell below the specified threshold levels in certain agreements and remain so at June 30, 2010. As a result, the credit risk related contingent features of the instruments have been triggered with respect to such rating thresholds. However, the Company does not have any net liability obligation payable to any counterparty. No counterparties have exercised their option to terminate the transactions, although they reserve all rights available to them as stated in the agreements.

As of June 30, 2010, the Company held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of June 30, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$10,130	$76,525	$--	$86,655
State and political subdivision	--	9,227	--	9,227
Foreign government	--	14,154	--	14,154
Corporate	--	622,275	29,669	651,944
Commercial mortgage-backed	--	118,212	12,260	130,472
Residential mortgage-backed	--	309,942	10,647	320,589
CDO/CLO	--	--	63,413	63,413
Other asset-backed	--	71,800	12,771	84,571
Derivative assets	--	116,063	--	116,063
Separate account assets	2,551,436	79,185	--	2,630,621
Fair value option investments	--	4,370	--	4,370
Total assets	$2,561,566	$1,421,753	$128,760	$4,112,079
Liabilities
Derivative liabilities	$--	$62	$56,962	$57,024
Total liabilities	$--	$62	$56,962	$57,024

There were no transfers between Level 1 and Level 2 assets for the three and six months ending June 30, 2010.

7.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$32,800	$21,301	$--	$54,101
State and political subdivision	--	6,075	--	6,075
Foreign government	--	13,885	--	13,885
Corporate	--	595,657	41,258	636,915
Commercial mortgage-backed	--	85,597	11,784	97,381
Residential mortgage-backed	--	328,997	15,636	344,633
CDO/CLO	--	--	64,999	64,999
Other asset-backed	--	39,635	18,854	58,489
Derivative assets	--	76,106	--	76,106
Separate account assets	2,781,730	90,594	--	2,872,324
Fair value option investments	--	4,266	--	4,266
Total assets	$2,814,530	$1,262,113	$152,531	$4,229,174
Liabilities
Derivative liabilities	$--	$--	$24,487	$24,487
Total liabilities	$--	$--	$24,487	$24,487

Carrying Amounts and Fair Values	As of June 30,		As of December 31,
of Financial Instruments:	2010		2009
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$34,631	$34,631	$83,518	$83,518
Available-for-sale debt securities	1,361,025	1,361,025	1,276,478	1,276,478
Separate account assets	2,630,621	2,630,621	2,872,324	2,872,324
Derivative financial instruments	116,063	116,063	76,106	76,106
Fair value option investments	4,370	4,370	4,266	4,266
Financial assets	$4,146,710	$4,146,710	$4,312,692	$4,312,692

Investment contracts	$694,226	$705,131	$673,725	$684,369
Separate account liabilities	2,630,621	2,630,621	2,872,324	2,872,324
Derivative financial instruments	57,024	57,024	24,487	24,487
Financial liabilities	$3,381,871	$3,392,776	$3,570,536	$3,581,180

Fair value option investments include a structured loan asset valued at $4,370 thousand and $4,266 thousand as of June 30, 2010 and December 31, 2009, respectively. We elected to apply the fair value option to this note at the time of its acquisition. We purchased the asset to obtain principal protection without sacrificing earnings potential. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

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

7.

Fair Value of Financial Instruments (continued)

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix Life or its subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at June 30, 2010 and December 31, 2009 was a reduction of $32,775 thousand and $19,045 thousand in the reserves associated with these riders, respectively.

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

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended June 30, 2010
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$18,906	$66,846	$29,570	$12,294	$10,280	$137,896
Purchases	(5,999)	11	312	--	--	(5,676)
Sales	(586)	(389)	(483)	(261)	(364)	(2,083)
Transfers into Level 3(1)	--	--	(1,068)	--	36	(1,032)
Transfers out of Level 3(2)	51	--	223	--	(8)	266
Realized gains (losses) included in earnings	--	(535)	63	--	(21)	(493)
Unrealized gains (losses) included in other comprehensive income (loss)	401	(2,509)	1,033	226	615	(234)
Amortization/accretion	(2)	(11)	19	1	109	116
Balance, end of period	$12,771	$63,413	$29,669	$12,260	$10,647	$128,760

Level 3 Financial Assets:	Six Months Ended June 30, 2010
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$152,531
Purchases	--	61	41,777	1,327	1,035	44,200
Sales	(883)	(659)	(52,415)	(1,764)	(1,780)	(57,501)
Transfers into Level 3(1)	--	--	2,337	--	36	2,373
Transfers out of Level 3(2)	(5,863)	--	(8,487)	--	(3,278)	(17,628)
Realized gains (losses) included in earnings	5	(2,049)	88	--	(21)	(1,977)
Unrealized gains (losses) included in other comprehensive income (loss)	657	1,067	5,102	910	(1,205)	6,531
Amortization/accretion	1	(6)	10	3	223	231
Balance, end of period	$12,771	$63,413	$29,669	$12,260	$10,647	$128,760

———————

(1)

Net transfers into Level 3 for the three and six months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three and six months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Three Months Ended June 30, 2009
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$21,903	$52,887	$51,948	$11,878	$12,616	$151,232
Net purchases	--	88	21	--	--	109
Net sales	(3,682)	(621)	(150)	(451)	(3,510)	(8,414)
Transfers into Level 3(1)	800	--	8,325	--	--	9,125
Transfers out of Level 3(2)	(1,868)	--	(17)	--	(209)	(2,094)
Realized gains (losses) included in earnings	3	(1,824)	--	(255)	(78)	(2,154)
Unrealized gains (losses) included in other comprehensive income (loss)	1,623	4,569	3,391	1,884	816	12,283
Amortization/accretion	88	65	(16)	--	136	273
Balance, end of period	$18,867	$55,164	$63,502	$13,056	$9,771	$160,360

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Six Months Ended June 30, 2009
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$23,403	$38,683	$52,665	$19,191	$17,930	$151,872
Net purchases	--	88	43	--	--	131
Net sales	(7,281)	(1,453)	(3,552)	(961)	(7,922)	(21,169)
Transfers into Level 3(1)	3,407	--	21,840	--	895	26,142
Transfers out of Level 3(2)	(2,843)	--	(8,573)	(4,661)	(1,084)	(17,161)
Realized gains (losses) included in earnings	3	(1,824)	(1,916)	(255)	(2,086)	(6,078)
Unrealized gains (losses) included in other comprehensive income (loss)	1,752	19,587	3,236	(261)	1,678	25,992
Amortization/accretion	426	83	(241)	3	360	631
Balance, end of period	$18,867	$55,164	$63,502	$13,056	$9,771	$160,360

———————

(1)

Net transfers into Level 3 for the three and six months ended June 30, 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three and six months ended June 30, 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2010	2009	2010	2009
	Embedded Derivatives		Embedded Derivatives

Balance, beginning of period	$14,033	$113,464	$24,487	$118,028
Net purchases/(sales)	--	--	--	--
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--
Realized (gains) losses	42,929	(53,202)	32,475	(57,766)
Unrealized (gains) losses included in other comprehensive loss	--	--	--	--
Amortization/accretion	--	--	--	--
Balance, end of period	$56,962	$60,262	$56,962	$60,262
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$42,929	$(53,202)	$32,475	$(57,766)

Level 3 Gains and Losses:	Six Months Ended
($ in thousands)	June 30, 2010
	Trading	Other
	Revenues	Revenues

Total gains or losses included in earnings (or changes in net assets) for the period	$25	$(2,002)
Change in unrealized gains or losses relating to assets still held at the reporting date included in other comprehensive income	$--	$6,106

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and six months ended June 30, 2010 has been computed based on the first six months of 2010 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2010.

8.

Income Taxes (continued)

During the quarter ended June 30, 2010, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. As a result of our quarterly assessment, we recorded a reduction to the valuation allowance of $7,800 thousand and $11,300 thousand for the three and six months ended June 30, 2010, respectively. Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net movement was recognized partially through the income statement as a benefit of $1,500 thousand with the balance recognized as a benefit through equity of $6,300 thousand. For the six month period, the net movement was recognized partially through the income statement as a benefit of $700 thousand with the balance recognized as a benefit through equity of $10,600 thousand. We carried a total valuation allowance of $11,300 thousand and $22,600 thousand on $179,696 thousand and $210,637 thousand of gross deferred tax assets at June 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $168,396 thousand of gross deferred tax assets at June 30, 2010 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

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

In accordance with the tax sharing agreement, as of June 30, 2010, we had current taxes recoverable of $10,151 thousand and as of December 31, 2009 we had current taxes payable of $18,203 thousand.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three-month period ending June 30, 2010 were not material.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (v) the effect of guaranteed benefits within our products; (vi) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vii) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (viii) the possibility that we not be successful in our efforts to implement a new business plan; (ix) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii) the possibility of losses due to defaults by others including, but not limited to, issuers of fixed income securities; (xiii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiv) our ability to attract and retain key personnel in a competitive environment; (xv) our dependence on third parties to maintain critical business and administrative functions; (xvi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvii) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that the actions and initiatives of the U.S. government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xix) legislative or regulatory developments; (xx) regulatory or legal actions; (xxi) changes in accounting standards; (xxii)  the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results and investor confidence; (xxiii) the risks related to a man-made or natural disaster; (xxiv) risks related to changing climate conditions; and (xxv) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2009 in our 2009 Annual Report on Form 10-K.

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

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Mortality margins. Universal life and variable universal life mortality margins increased by $12,501 thousand to $30,395 thousand in the second quarter of 2010, compared to $17,894 thousand in the second quarter of 2009. This was primarily a result of more favorable mortality on the universal life line of business. Fluctuations in mortality are inherent in our lines of business.

•

Fees on our life and annuity products. Fee revenues increased $2,665 thousand to $96,392 thousand in the second quarter of 2010, compared to $93,727 thousand in the second quarter of 2009. The increase was primarily driven by higher asset-based fees on our variable universal life and variable annuity products from higher account balances reflecting the favorable equity markets during the past 12 months.

•

Deferred policy acquisition cost. Deferred policy acquisition cost amortization increased by $35,871 thousand to $42,069 thousand in the second quarter of 2010 from $6,198 thousand in the second quarter 2009. The increase was driven by higher deferred policy acquisition cost amortization related to our variable annuity products as a result of poor market performance. Amortization on universal life products also increased as a result of lower death claims and higher lapses.

•

Net realized investment gains or losses on our general account investments. In the second quarter of 2010, we had net realized investment gains of $700 thousand, compared to net realized investment losses of $16,717 thousand in the second quarter of 2009. In the second quarter of 2010, there were realized gains on derivative assets and liabilities of $2,968 thousand and net transaction gains on debt security and other investments of $705 thousand. These gains were partially offset by other-than-temporary impairment losses of $2,973 thousand. This compared to the second quarter of 2009, during which net transaction losses of $9,028 thousand and other-than-temporary impairments of $8,305 thousand were recognized.

•

Operating expenses. Non-deferred operating expenses decreased by $2,700 thousand to $30,565 thousand in the second quarter of 2010, compared to $33,265 thousand in the second quarter of 2009. This decrease was a result of favorable impacts from expense reductions implemented over the last twelve months offset by a $10,477 thousand charge related to a renegotiated 2008 life reinsurance contract.

•

Income taxes. The Company recorded an income tax benefit of $9,583 thousand in second quarter 2010 compared to an income tax expense of $762 thousand in the second quarter of 2009. The increase in tax benefit in 2010 as compared to a tax expense in 2009 was primarily driven by the pre-tax loss in the current period.

Outlook

During 2009, we took significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities in light of ratings downgrades and the loss of traditional distributors. These actions are beginning to have their intended effect and, we believe, position us for improved results in 2010 and beyond. However, market volatility and/or a “double-dip” recession has had and could have further material adverse effects on our business, financial condition and results of operations. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost-of-insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments. Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking.

Following are the most recent rating actions from each agency that may contribute to these adverse effects, which could be compounded should we experience additional downgrades:

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and maintained its negative outlook.

•

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2 and changed its outlook from negative to stable.

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

A complete description of our critical accounting estimates is set forth in our 2009 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2009 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. Certain of our critical accounting estimates, is as follows:

Deferred Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting basis for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

During the quarter ended June 30, 2010, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. As a result of our quarterly assessment, we recorded a reduction to the valuation allowance of $7,800 thousand and $11,300 thousand for the three and six months ended June 30, 2010, respectively. Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net movement was recognized partially through the income statement as a benefit of $1,500 thousand with the balance recognized as a benefit through equity of $6,300 thousand. For the six month period, the net movement was recognized partially through the income statement as a benefit of $700 thousand with the balance recognized as a benefit through equity of $10,600 thousand. We carried a total valuation allowance of $11,300 thousand and $22,600 thousand on $179,696 thousand and $210,637 thousand of gross deferred tax assets at June 30, 2010 and December 31, 2009, respectively, due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $168,396 thousand of deferred tax assets at June 30, 2010, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both June 30, 2010 and December 31, 2009.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$1,091	$3,944	$(2,853)	(72%)
Insurance and investment product fees	99,776	97,666	2,110	2%
Net investment income	18,452	21,949	(3,497)	(16%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(4,089)	(14,653)	10,564	72%
Portion of OTTI losses recognized in other comprehensive income	1,116	6,348	(5,232)	(82%)
Net OTTI losses recognized in earnings	(2,973)	(8,305)	5,332	64%
Net realized investment gains (losses), excluding OTTI losses	3,673	(8,412)	12,085	144%
Total realized investment gains (losses)	700	(16,717)	17,417	104%
Total revenues	120,019	106,842	13,177	12%

BENEFITS AND EXPENSES:
Policy benefits	69,810	76,808	(6,998)	(9%)
Policy acquisition cost amortization	42,069	6,198	35,871	NM
Other operating expenses	30,565	33,265	(2,700)	(8%)
Total benefits and expenses	142,444	116,271	26,173	23%
Loss before income taxes	(22,425)	(9,429)	(12,996)	(138%)
Income tax expense (benefit)	(9,583)	762	(10,345)	NM
Net loss	$(12,842)	$(10,191)	$(2,651)	(26%)

———————

Not meaningful (NM)

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net loss for the three months ended June 30, 2010 was $12,842 thousand compared to a net loss for the three months ended June 30, 2009 of $10,191 thousand. These results reflect higher deferred policy acquisition cost amortization and lower premiums and net investment income. This was partially offset by improvement from net realized losses in prior year to realized gains in the current period as well as lower policy benefits and a reduction in operating expenses.

Policy acquisition cost amortization expense increased $35,871 thousand to $42,069 thousand in the second quarter of 2010 compared to $6,198 thousand in the second quarter of 2009. The increase in policy acquisition cost amortization was driven by higher amortization in our variable annuity business due to lower equity markets. Amortization on universal life products also increased as a result of lower death claims and higher lapses.

Premiums declined during the second quarter of 2010 compared to the second quarter of 2009 as a result of an increase in ceded premiums related to a reinsurance treaty executed in the fourth quarter of 2009 and lower sales.

Net investment income decreased by $3,497 thousand to $18,452 thousand during the three months ended June 30, 2010 from $21,949 thousand for the three months ended June 30, 2009. This was driven by a decline in interest income as a result of previously impaired debt securities. The decline in net investment income was offset by improvement in net realized gains and losses. In the second quarter of 2010, we had net realized investment gains of $700 thousand compared to net realized losses of $16,717 thousand in the second quarter of 2009. This was a result of lower impairments and net transaction gains in the current quarter, as compared to net transaction losses in the prior year, consistent with improvement in the market.

Policy benefits decreased by $6,998 thousand to $69,810 thousand in the second quarter of 2010 from $76,808 thousand in the second quarter of 2009. This decrease was primarily a result of better mortality in the universal life block of business. Operating expenses also declined from prior year as a result of favorable impacts from significant expense reductions implemented over the last 12 months offset by a $10,477 thousand charge related to a renegotiated 2008 life reinsurance contract.

The Company recorded an income tax benefit of $9,583 thousand in the second quarter of 2010 compared to an income tax expense of $762 thousand in the second quarter of 2009. This was the result of an increase in pre-tax losses and benefits related to a reduction in the valuation allowance on capital related items in 2010 compared to expense related to an increase in the valuation allowance on capital related items in the second quarter 2009.

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$2,270	$9,437	$(7,167)	(76%)
Insurance and investment product fees	207,012	193,952	13,060	7%
Net investment income	36,164	42,220	(6,056)	(14%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(9,740)	(25,973)	16,233	62%
Portion of OTTI losses recognized in other comprehensive income	3,199	9,614	(6,415)	(67%)
Net OTTI losses recognized in earnings	(6,541)	(16,359)	9,818	60%
Net realized investment gains, excluding OTTI losses	8,235	1,700	6,535	NM
Total realized investment gains (losses)	1,694	(14,659)	16,353	112%
Total revenues	247,140	230,950	16,190	7%

BENEFITS AND EXPENSES:
Policy benefits	125,331	131,833	(6,502)	(5%)
Policy acquisition cost amortization	80,526	44,788	35,738	80%
Other operating expenses	53,898	68,950	(15,052)	(22%)
Total benefits and expenses	259,755	245,571	14,184	6%
Loss before income taxes	(12,615)	(14,621)	2,006	14%
Income tax benefit	(5,625)	(391)	(5,234)	NM
Net loss	$(6,990)	$(14,230)	$7,240	51%

———————

Not meaningful (NM)

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net loss for the six months ended June 30, 2010 was $6,990 compared to a net loss for the six months ended June 30, 2009 of $14,230 thousand. The improvement in net loss reflects realized investment gains, higher fee income, lower operating expenses and a larger income tax benefit. These improvements were partially offset by increased amortization of deferred acquisition costs and lower premiums.

Debt Securities Held in General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of June 30, 2010, our general account held debt securities with a carrying value of $1,361,025 thousand, representing 88.4% of total general account investments. Public debt securities represented 79.3% of total debt securities, with the remaining 20.7% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of June 30, 2010
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$86,655	$85,343	$--	$--
State and political subdivision	9,227	9,480	--	--
Foreign government	12,801	11,547	1,353	1,121
Corporate	596,205	586,693	55,739	73,668
Commercial mortgage-backed	126,669	126,646	3,803	8,267
Residential mortgage-backed	306,364	317,080	14,225	24,642
CDO/CLO	2,986	3,262	60,427	79,643
Other asset-backed	79,280	80,730	5,291	5,486
Total debt securities	$1,220,187	$1,220,781	$140,838	$192,827

Percentage of total debt securities	89.7%	86.4%	10.3%	13.6%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2010 in our debt securities portfolio are banking (5.9%), electric utilities (3.6%), diversified financial services (3.4%),insurance (2.8%) and oil (2.3%).

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

Most of our RMBS portfolio is highly rated. As of June 30, 2010, 76% of the total residential portfolio was rated AAA or AA. We have $45,441 thousand of sub-prime exposure, $46,144 thousand of Alt-A exposure and $103,846 thousand of prime exposure, which combined amount to 12% of our general account. The majority of our sub-prime, Alt-A, and prime exposure is investment grade, with 56% being AAA rated, and another 11% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of June 30, 2010 totaled $3,413 thousand. These impairments consist of $118 thousand from prime and $3,295 thousand from Alt-A.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2010
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$120,485	$125,158	8.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	112,309	103,846	6.6%	69.1%	2.9%	2.7%	0.6%	24.7%
Alt-A	50,721	46,144	2.9%	27.5%	8.6%	20.4%	0.0%	43.5%
Sub-prime	58,207	45,441	2.9%	55.8%	6.3%	0.0%	15.9%	22.0%
Total	$341,722	$320,589	20.4%	73.3%	3.1%	3.8%	2.4%	17.4%

———————

(1)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$75,934	$71,797	4.6%	0.0%	0.0%	0.0%	13.0%	34.7%	52.3%
AA	3,044	2,992	0.2%	0.0%	0.0%	31.5%	0.0%	68.5%	0.0%
A	2,782	2,817	0.2%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	876	612	0.0%	0.0%	0.0%	0.0%	25.7%	74.3%	0.0%
BB and Below	29,673	25,628	1.6%	0.0%	4.6%	42.3%	49.6%	0.6%	2.9%
Total	$112,309	$103,846	6.6%	0.0%	1.2%	11.3%	24.1%	26.5%	36.9%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$12,822	$12,679	0.8%	0.0%	0.0%	0.0%	0.0%	69.2%	30.8%
AA	4,008	3,960	0.3%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
A	9,832	9,423	0.6%	0.0%	0.0%	0.0%	82.8%	9.5%	7.7%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and Below	24,059	20,082	1.3%	0.0%	9.5%	35.2%	54.2%	0.0%	1.1%
Total	$50,721	$46,144	3.0%	0.0%	4.1%	23.9%	40.5%	21.0%	10.5%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$25,956	$25,374	1.6%	6.5%	17.9%	13.9%	8.8%	31.5%	21.4%
AA	3,388	2,843	0.2%	0.0%	0.0%	0.0%	56.3%	0.0%	43.7%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	13,689	7,219	0.5%	0.0%	62.7%	15.8%	7.5%	0.0%	14.0%
BB and Below	15,174	10,005	0.6%	0.0%	42.0%	13.8%	42.7%	0.0%	1.5%
Total	$58,207	$45,441	2.9%	3.7%	29.2%	13.3%	19.0%	17.6%	17.2%

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009

Total other-than temporary debt impairment losses	$(4,089)	$(14,653)	$(9,740)	$(24,880)
Portion of loss recognized in other comprehensive income	1,116	6,348	3,199	9,614
Net debt impairments recognized in earnings	$(2,973)	$(8,305)	$(6,541)	$(15,266)

Debt security impairments	$(2,973)	$(8,305)	$(6,541)	$(15,266)
Other investments impairments	--	--	--	(1,093)
Impairment losses	(2,973)	(8,305)	(6,541)	(16,359)
Debt security transaction gains	917	2,607	1,154	2,638
Debt security transaction losses	(108)	(11,509)	(1,732)	(11,739)
Other investments transaction gains (losses)	(104)	(126)	161	(128)
Net transaction gains (losses)	705	(9,028)	(417)	(9,229)
Realized gains (losses) on derivative assets and liabilities	2,968	616	8,652	10,929
Net realized investment gains (losses), excluding impairment losses	3,673	(8,412)	8,235	1,700
Net realized investment gains (losses), including impairment losses	$700	$(16,717)	$1,694	$(14,659)

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At June 30, 2010, this included securities with $44,208 thousand of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

The three holdings at June 30, 2010 with the largest unrealized loss balance(s) which are temporarily impaired are:

•

Preferred Term Group – With a fair value of $12,640 thousand and an unrealized loss of $17,271 thousand, these are multi-class, cash flow collateralized debt obligations (“CDOs”) backed by a pool of trust preferred securities (“TruPS”) issued by a geographically diverse group of small- and medium-sized depository institutions. TruPS are long-term (30-year, non-callable for the first 5 years) securities subordinated to all other debts of the issuer and are contractually allowed to defer interest payments for up to five years. Dividends are cumulative. We invest in the senior tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect that we will be able to collect cash flows sufficient to recover the entire cost basis of the securities. Therefore, an other-than-temporary impairment is not required.

•

Bear Stearns Asset Backed Securities – With a fair value of $4,527 thousand and an unrealized loss of $5,273 thousand, this security group comprises sub-prime home equity issues. The majority of the issuers are investment grade. In general, there is an increasing delinquency pipeline and low levels of credit support. We have performed numerous stress runs using observable inputs in regard to prepayment speeds, default rates and loss severities, which support ample credit coverage even under considerable loss severities, due to our position in the capital structure. Therefore, we have determined it is probable we will be able to collect all amounts due according to the contractual terms of the securities. We do not intend to sell these securities and recovery remains more likely than not. Therefore, an other-than-temporary impairment is not required.

•

Alesco Preferred Funding – With a fair value of $3,000 thousand and an unrealized loss of $7,000 thousand, this is a multi-class, cash flow CDO backed by a pool of TruPS issued by a geographically diverse pool of small and medium sized depository institutions. Moody’s downgraded the A2B class to Ba1 recently. The reasons cited for the downgrades include modifications to the rating agency’s methodology used to rate TruPS CDOs and concerns that the current economic conditions in the U.S. have heightened the risk that institutions issuing TruPS may be more likely to defer payments on their securities. We invest in the second senior most tranches that can withstand significant immediate defaults before experiencing a break in yield. We expect to receive cash payments adequate to recover at least the entire cost basis of the security. Therefore, an other-than-temporary impairment is not required.

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first half of 2010 were concentrated in residential mortgage-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $2,973 thousand in the second quarter of 2010 and $8,305 thousand in the second quarter of 2009 and $6,541 thousand year-to-date 2010 and $15,266 thousand year-to-date 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $1,116 thousand in the second quarter of 2010 and $6,348 thousand in the second quarter of 2009 and $3,199 thousand year-to-date 2010 and $9,614 thousand year-to-date 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(16,010)	$(11,267)	$(12,442)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(1,401)	(6,338)	(1,647)	(7,971)
Less: Credit losses on securities sold	--	3,652	--	3,652
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Add: Credit losses on previously impaired securities	(1,572)	(807)	(4,894)	(807)
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Debt securities credit losses, end of period	$(18,983)	$(14,760)	$(18,983)	$(14,760)

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	June 30,	Dec 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(599)	(591)
Commercial mortgage-backed	(3,841)	(1,739)
Residential mortgage-backed	(11,743)	(11,401)
CDO/CLO	(10,884)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(27,067)	$(23,429)

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

Duration of Gross Unrealized Losses	As of June 30, 2010
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$375,742	$36,157	$6,382	$333,203
Total amortized cost	482,709	36,951	6,902	438,856
Unrealized losses	$(106,967)	$(794)	$(520)	$(105,653)
Unrealized losses after offsets	$(12,528)	$(106)	$(58)	$(12,364)
Number of securities	289	37	8	244

Investment grade:
Unrealized losses	$(52,421)	$(716)	$(142)	$(51,563)
Unrealized losses after offsets	$(6,135)	$(98)	$(17)	$(6,020)

Below investment grade:
Unrealized losses	$(54,546)	$(78)	$(378)	$(54,090)
Unrealized losses after offsets	$(6,393)	$(8)	$(41)	$(6,344)

Total net unrealized losses on debt securities were $52,583 thousand (unrealized losses of $106,967 thousand less unrealized gains of $54,384 thousand).

For debt securities with gross unrealized losses, 49.0% of the unrealized losses after offsets pertain to investment grade securities and 59.1% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of June 30, 2010
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(86,433)	$(9,481)	$(1,053)	$(75,899)
Unrealized losses over 20% of cost after offsets	$(10,072)	$(1,024)	$(114)	$(8,934)
Number of securities	99	25	4	70

Investment grade:
Unrealized losses over 20% of cost	$(36,798)	$(3,627)	$(732)	$(32,439)
Unrealized losses over 20% of cost after offsets	$(4,399)	$(392)	$(79)	$(3,928)

Below investment grade:
Unrealized losses over 20% of cost	$(49,635)	$(5,854)	$(321)	$(43,460)
Unrealized losses over 20% of cost after offsets	$(5,673)	$(632)	$(35)	$(5,006)

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

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and maintained its negative outlook. On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating from A to B++.

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2. They changed their outlook from negative to stable. On September 8, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa2 to Ba1. They maintained their negative outlook. On March 10, 2009, Moody’s Investor Services downgraded our financial strength rating from Baa1 to Baa2.

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained its negative outlook. On August 6, 2009, Standard & Poor’s downgraded our financial strength rating from BBB- to BB. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB-. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating from BBB to BBB-.

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

The financial strength ratings as of August 12, 2010 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Negative
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Negative

These ratings are not a recommendation to buy, hold or sell any of our securities.

Contractual Obligations and Commercial Commitments

As of June 30, 2010, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us totaled $1,268 thousand and $3,702 thousand for the three months ended June 30, 2010 and 2009, respectively. Employee benefit expense allocated to us totaled $2,571 thousand and $7,473 thousand for the six months ended June 30, 2010 and 2009, respectively. In 2010, Phoenix Life made contributions to the pension plan on our behalf of $3,656 thousand in the first quarter and $884 thousand in the second quarter. By December 31, 2010, Phoenix Life expects to make additional contributions to the pension plan, of which approximately $1,043 thousand will be allocated to us.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $256,834 thousand at June 30, 2010. Statutory results are preliminary until filed with the regulatory authorities.

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

See our 2009 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at June 30, 2010 in comparison to December 31, 2009.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At June 30, 2010, we carried a valuation allowance of $11,300 thousand on $179,696 thousand of deferred tax assets.

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

•

The value of our investment portfolio had an unrealized loss position, before offsets of $52,583 thousand, at June 30, 2010. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

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

We have recently been downgraded and continue to have a negative outlook with two rating agencies.

•

On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating from B++ to B+ and maintained its negative outlook.

•

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2 and changed its outlook from negative to stable.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. The Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. We are uncertain as to the impact that this new legislation will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

Our internal control over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports.

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

(REMOVED AND RESERVED)

Item 5.

OTHER INFORMATION

(a)

Not applicable.

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

PHL VARIABLE INSURANCE COMPANY

Date: August 16, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer