Form 10-Q
period 2010-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2010-11-12
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of November 11, 2010, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheets

($ in thousands, except share data)

September 30, 2010 (unaudited) and December 31, 2009

	Sept 30,	Dec 31,
	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,359,175 and $1,390,874)	$1,344,335	$1,276,478
Venture capital partnerships, at equity in net assets	2,669	1,437
Policy loans, at unpaid principal balances	56,038	49,675
Other investments	131,449	76,120
Fair value option investments	11,380	4,266
Total investments	1,545,871	1,407,976
Cash and cash equivalents	77,246	83,518
Accrued investment income	12,654	11,007
Receivables	370,264	342,887
Deferred policy acquisition costs	605,550	837,567
Receivable from related parties	7,616	22,968
Other assets	58,867	36,344
Separate account assets	2,798,190	2,872,324
Total assets	$5,476,258	$5,614,591

LIABILITIES:
Policy liabilities and accruals	$1,297,997	$1,363,818
Policyholder deposit funds	697,157	673,725
Deferred income taxes	6,572	26,678
Payable to related parties	10,847	2,414
Other liabilities	41,147	61,668
Separate account liabilities	2,798,190	2,872,324
Total liabilities	4,851,910	5,000,627

CONTINGENT LIABILITIES (Note 9)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	788,152
Accumulated deficit	(168,962)	(156,603)
Accumulated other comprehensive loss	(11,342)	(20,085)
Total stockholder’s equity	624,348	613,964
Total liabilities and stockholder’s equity	$5,476,258	$5,614,591

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Income and Comprehensive Income

($ in thousands)

Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Premiums	$1,278	$2,744	$3,548	$12,180
Insurance and investment product fees	101,666	108,873	308,678	302,826
Net investment income	17,453	18,138	53,617	60,358
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5,203)	(8,158)	(14,943)	(34,131)
Portion of OTTI losses recognized in other comprehensive income	3,230	5,783	6,429	15,397
Net OTTI losses recognized in earnings	(1,973)	(2,375)	(8,514)	(18,734)
Net realized investment gains (losses), excluding OTTI losses	(5,434)	5,090	2,801	6,790
Total realized investment gains (losses)	(7,407)	2,715	(5,713)	(11,944)
Total revenues	112,990	132,470	360,130	363,420

BENEFITS AND EXPENSES:
Policy benefits	45,609	59,340	170,940	191,173
Policy acquisition cost amortization	74,880	36,082	155,406	80,870
Other operating expenses	18,775	31,823	72,673	100,772
Total benefits and expenses	139,264	127,245	399,019	372,815
Income (loss) before income taxes	(26,274)	5,225	(38,889)	(9,395)
Income tax expense (benefit)	(21,467)	838	(27,092)	448
Net income (loss)	$(4,807)	$4,387	$(11,797)	$(9,843)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(4,807)	$4,387	$(11,797)	$(9,843)
Net unrealized investment gains (losses)	6,711	19,361	6,180	46,489
Non-credit portion of OTTI losses recognized in other comprehensive income	(964)	(3,759)	2,447	(10,008)
Net unrealized other loss	--	--	(172)	--
Other comprehensive income	5,747	15,602	8,455	36,481
Comprehensive income (loss)	$940	$19,989	$(3,342)	$26,638

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(11,797)	$(9,843)
Net realized investment losses	5,713	11,944
Deferred income taxes	(9,584)	(14,355)
Increase in receivables	(44,048)	(20,096)
Decrease in accrued investment income	(5,402)	(2,171)
Decrease in deferred policy acquisition costs	149,230	30,020
Increase (decrease) in policy liabilities and accruals	(62,681)	1,741
Other assets and other liabilities net change	(26,080)	(38,131)
Cash for operating activities	(4,469)	(40,891)

INVESTING ACTIVITIES:
Investment purchases	(1,380,987)	(1,739,549)
Investment sales, repayments and maturities	1,362,220	1,779,650
Policy loan advances, net	(6,363)	(13,455)
Cash for investing activities	(25,130)	26,646

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	222,300	129,076
Policyholder deposit fund withdrawals	(212,793)	(304,297)
Capital contributions from parent	14,000	65,000
Cash from (for) financing activities	23,507	(110,221)
Change in cash and cash equivalents	(6,272)	(124,466)
Cash and cash equivalents, beginning of period	83,518	152,185
Cash and cash equivalents, end of period	$77,246	$27,719

During the nine months ended September 30, 2010, the Company received $14,000 thousand in capital contributions, all of which was in cash. During the nine months ended September 30, 2009, the Company received $65,000 thousand in capital contributions, all of which was in cash.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500	$2,500	$2,500
Balance, end of period	$2,500	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$788,152	$788,152	$723,152
Capital contributions from parent	--	--	14,000	65,000
Balance, end of period	$802,152	$788,152	$802,152	$788,152

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(163,593)	$(149,680)	$(156,603)	$(141,288)
Adjustment for initial application of accounting changes	(562)	--	(562)	5,838
Net loss	(4,807)	4,387	(11,797)	(9,843)
Balance, end of period	$(168,962)	$(145,293)	$(168,962)	$(145,293)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(17,377)	$(32,269)	$(20,085)	$(51,923)
Adjustment for initial application of accounting changes	288	--	288	(1,225)
Other comprehensive income (loss)	5,747	15,602	8,455	36,481
Balance, end of period	$(11,342)	$(16,667)	$(11,342)	$(16,667)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$623,682	$608,703	$613,964	$532,441
Change in stockholder’s equity	666	19,989	10,384	96,251
Balance, end of period	$624,348	$628,692	$624,348	$628,692

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. Financial results for the three and nine month periods in 2010 are not necessarily indicative of full year results.

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

Amended Exception for Credit Derivatives

In March 2010, the FASB issued amended guidance to ASC 815, Derivatives and Hedging. The amendment clarifies how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The amendment requires more financial instruments to be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Entities are allowed to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. Adoption of this guidance was effective on the first day of the quarter beginning after June 15, 2010, on a prospective basis only. Our adoption in the third quarter of 2010 had no material effect on our financial statements.

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

Accounting standards not yet adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance is effective for periods beginning after December 15, 2011, on a prospective basis. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. We are in the process of determining the effect on our financial statements.

Significant accounting policies

Our significant accounting policies are presented in the notes to our financial statements in our 2009 Annual Report on Form 10-K.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Policy acquisition costs deferred	$4,108	$8,354	$6,176	$56,327
Costs amortized to expenses:
Recurring costs	(74,375)	(34,547)	(156,467)	(81,666)
Realized investment gains (losses)	(505)	(1,535)	1,061	796
Offsets to net unrealized investment gains or losses included in other comprehensive income	(26,822)	(57,773)	(100,605)	(125,357)
Cumulative effect of adoption of new guidance	(119)	--	(119)	(3,805)
Other	6,446	3,185	17,937	(1,672)
Change in deferred policy acquisition costs	(91,267)	(82,316)	(232,017)	(155,377)
Deferred policy acquisition costs, beginning of period	696,817	992,067	837,567	1,065,128
Deferred policy acquisition costs, end of period	$605,550	$909,751	$605,550	$909,751

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

We conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

Upon completion of a study during the third quarter of 2010, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated included surrenders, lapse experience, net investment income, and premium funding. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. The greatest impact of the unlocking was on the universal life line of business, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization of $23,486 thousand. This unlocking was primarily driven by increased lapses in portions of our universal life business and the impact of the low interest rate environment. Annuities and variable universal life lines of business had increases in amortization of $8,267 thousand and $200 thousand, respectively.

4.

Investing Activities

Debt securities

Fair Value and Cost of General Account Securities:	September 30, 2010		December 31, 2009
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$63,314	$60,060	$54,101	$54,526
State and political subdivision	9,559	9,477	6,075	6,491
Foreign government	16,635	14,684	13,885	12,678
Corporate	689,146	673,828	636,915	676,009
Commercial mortgage-backed	135,261	135,667	97,381	109,132
Residential mortgage-backed	285,545	303,429	344,633	384,125
CDO/CLO	55,389	73,283	64,999	85,558
Other asset-backed	89,486	88,747	58,489	62,355
Available-for-sale debt securities	$1,344,335	$1,359,175	$1,276,478	$1,390,874

Unrealized Gains and Losses from	September 30, 2010		December 31, 2009
General Account Securities:	Gains	Losses	Gains	Losses
($ in thousands)
U.S. government and agency	$4,177	$(923)	$1,117	$(1,542)
State and political subdivision	402	(320)	22	(438)
Foreign government	1,951	--	1,235	(28)
Corporate	54,432	(39,114)	18,601	(57,695)
Commercial mortgage-backed	6,615	(7,021)	627	(12,378)
Residential mortgage-backed	6,081	(23,965)	1,874	(41,366)
CDO/CLO	851	(18,745)	399	(20,958)
Other asset-backed	1,424	(685)	180	(4,046)
Debt securities gains (losses)	$75,933	$(90,773)	$24,055	$(138,451)
Debt securities net losses		$(14,840)		$(114,396)

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(2,104)	(591)
Commercial mortgage-backed	(4,325)	(1,739)
Residential mortgage-backed	(12,891)	(11,401)
CDO/CLO	(10,976)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(30,296)	$(23,429)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	September 30, 2010
General Account Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$--	$--	$3,019	$(923)	$3,019	$(923)
State and political subdivision	--	--	1,007	(320)	1,007	(320)
Foreign government	--	--	--	--	--	--
Corporate	8,236	(824)	90,786	(38,290)	99,022	(39,114)
Commercial mortgage-backed	4,704	(44)	15,033	(6,977)	19,737	(7,021)
Residential mortgage-backed	11,307	(979)	103,769	(22,986)	115,076	(23,965)
CDO/CLO	2,456	(124)	44,236	(18,621)	46,692	(18,745)
Other asset-backed	4,363	(78)	15,453	(607)	19,816	(685)
Total temporarily impaired securities	$31,066	$(2,049)	$273,303	$(88,724)	$304,369	$(90,773)

Below investment grade	$7,154	$(870)	$89,989	$(57,072)	$97,143	$(57,942)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(118)		$(6,335)		$(6,453)

Number of securities		38		198		236

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of the security’s amortized cost totaled $55,122 thousand at September 30, 2010, of which $47,205 thousand was at or below this level for more than 12 months.

These securities were considered temporarily impaired at September 30, 2010 because each had performed, and was expected to perform, in accordance with its original contractual terms, and because it is more likely than not that we will not need to sell these securities before they recover in value.

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

4.

Investing Activities (continued)

Maturities of General Account Debt Securities:	As of September 30, 2010
($ in thousands)	Cost	Fair Value

Due in one year or less	$16,773	$16,834
Due after one year through five years	253,195	262,647
Due after five years through ten years	366,487	386,430
Due after ten years	722,720	678,424
Total	$1,359,175	$1,344,335

The maturities of general account debt securities, as of September 30, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At September 30, 2010, this included securities with $31,834 thousand of gross unrealized losses of 50% or more for which no other-than-temporary impairment was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess of the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

4.

Investing Activities (continued)

Debt Securities

Fixed maturity other-than-temporary impairments recorded in the first three quarters of 2010 were concentrated in residential mortgage-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that other-than-temporary impairments exist. Total impairments recognized through earnings related to such credit-related circumstances were $1,973 thousand in the third quarter of 2010 and $2,375 thousand in the third quarter of 2009 and $8,514 thousand for the first nine months of 2010 and $17,641 thousand for the first nine months of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3,230 thousand in the third quarter of 2010 and $5,783 thousand in the third quarter of 2009 and $6,429 thousand for the first nine months of 2010 and $15,397 thousand for the first nine months of 2009.

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

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(18,983)	$(14,760)	$(12,442)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(546)	(932)	(2,193)	(8,903)
Less: Credit losses on securities sold	--	5,110	--	8,762
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Add: Credit losses on previously impaired securities	(1,305)	(774)	(6,199)	(1,581)
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Debt securities credit losses, end of period	$(20,834)	$(11,356)	$(20,834)	$(11,356)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Contributions	$726	$--	$1,282	$--
Equity in earnings (loss) of partnerships	(125)	--	41	--
Distributions	--	--	(91)	--
Change in venture capital partnerships	601	--	1,232	--
Venture capital partnership investments, beginning of period	2,068	--	1,437	--
Venture capital partnership investments, end of period	$2,669	$--	$2,669	$--

4.

Investing Activities (continued)

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Debt securities	$17,380	$17,397	$51,364	$57,287
Policy loans	783	668	2,287	1,836
Venture capital	(125)	--	41	--
Other investments	25	(83)	1,084	1,299
Fair value option investments	(381)	158	(277)	101
Other income	98	109	114	112
Cash and cash equivalents	7	6	20	20
Total investment income	17,787	18,255	54,633	60,655
Investment expenses	(334)	(117)	(1,016)	(297)
Net investment income	$17,453	$18,138	$53,617	$60,358

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Total other-than temporary debt impairment losses	$(5,203)	$(8,158)	$(14,943)	$(33,038)
Portion of loss recognized in other comprehensive income	3,230	5,783	6,429	15,397
Net debt impairments recognized in earnings	$(1,973)	$(2,375)	$(8,514)	$(17,641)

Debt security impairments	$(1,973)	$(2,375)	$(8,514)	$(17,641)
Other investments impairments	--	--	--	(1,093)
Impairment losses	(1,973)	(2,375)	(8,514)	(18,734)
Debt security transaction gains	1,910	482	3,064	3,120
Debt security transaction losses	(75)	(633)	(1,807)	(12,372)
Other investments transaction gains (losses)	104	(277)	265	(405)
Net transaction gains (losses)	1,939	(428)	1,522	(9,657)
Realized gains (losses) on derivative assets and liabilities	(7,373)	5,518	1,279	16,447
Net realized investment gains (losses), excluding impairment losses	(5,434)	5,090	2,801	6,790
Net realized investment gains (losses), including impairment losses	$(7,407)	$2,715	$(5,713)	$(11,944)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Debt securities	$36,535	$82,041	$98,348	$186,248
Other investments	53	297	146	2,237
Net unrealized investment gains	$36,588	$82,338	$98,494	$188,485

Net unrealized investment gains	$36,588	$82,338	$98,494	$188,485
Applicable deferred policy acquisition cost	(26,822)	(57,773)	(100,605)	(131,796)
Applicable deferred income tax	(4,019)	(8,963)	10,738	(20,208)
Offsets to net unrealized investment losses	(30,841)	(66,736)	(89,867)	(152,004)
Net unrealized investment gains (losses) included in other comprehensive income	$5,747	$15,602	$8,627	$36,481

4.

Investing Activities (continued)

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

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are primarily included in the separate accounts category of the balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $2,669 thousand and $1,437 thousand as of September 30, 2010 and December 31, 2009, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and audited financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

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

As of September 30, 2010, we held derivative assets, net of liabilities, with a fair value of $131,043 thousand. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $20,396 thousand. Our maximum amount of exposure with these issuers was $151,439 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three and nine month periods ended September 30, 2010 and 2009, there were no gains or losses on transfers of assets from the general account to a separate account.

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

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Sept 30,	Dec 31,
($ in thousands)	2010	2009

Debt securities	$518,090	$490,077
Equity funds	1,732,793	1,830,888
Other	74,531	79,707
Total	$2,325,414	$2,400,672

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	September 30, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	3,219	2,613
Paid	(3,097)	--
Liability balance as of September 30, 2010	$5,185	$18,424

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	3,403	(5,554)
Paid	(7,921)	--
Liability balance as of December 31, 2009	$5,063	$15,811

The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits on our statements of income. In a manner consistent with our policy for deferred policy acquisition costs, we regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

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

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB and GMAB liabilities on policies issued since April 30, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of September 30, 2010 and December 31, 2009, the embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2009 and the nine months of 2010. There were benefit payments made for GPAF of $516 thousand during 2009 and $325 thousand during the first nine months of 2010.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy under which we hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in thousands)	2010	2009

GMWB	$12,968	$3,575
GMAB	24,037	19,747
GPAF	3,477	1,749
COMBO	(551)	(584)
Total embedded derivatives	$39,931	$24,487

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$958,258	$36,740	61
GMDB step up	1,448,079	150,633	61
GMDB earnings enhancement benefit (EEB)	45,858	868	61
GMDB greater of annual step up and roll up	31,265	9,264	65
Total GMDB at September 30, 2010	$2,483,460	$197,505

COMBO	$10,305		59
GMAB	401,284		56
GMIB	489,938		62
GMWB	557,458		61
GPAF	13,312		76
Total at September 30, 2010	$1,472,297

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,046,389	$55,447	60
GMDB step up	1,499,571	207,939	61
GMDB earnings enhancement benefit (EEB)	49,090	1,436	61
GMDB greater of annual step up and roll up	32,833	10,034	64
Total GMDB at December 31, 2009	$2,627,883	$274,856

COMBO	$10,119		58
GMAB	406,186		55
GMIB	509,703		61
GMWB	562,931		60
GPAF	15,452		76
Total at December 31, 2009	$1,504,391

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

With the EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With the greater of annual step up and annual roll up, the death benefit is the greater of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At September 30, 2010 and December 31, 2009, we held additional universal life death benefit and other insurance benefit reserves of $88,635 thousand and $73,793 thousand, respectively.

6.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value with changes in valuation reported in net realized capital gains/losses.

Derivative Instruments Held in			As of September 30,		As of December 31
General Account:			2010		2009
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$35,000	2018	$6,046	$--	$1,633	$--
Swaptions	14,000	2011	3,067	--	1,161	--
Put options	338,000	2014-2023	85,661	--	65,974	--
Call options	189,075	2010-2011	6,846	97	--	--
Equity futures	228,493	2010	29,520	--	7,338	--
Total non-hedging derivative instruments	$804,568		$131,140	$97	$76,106	$--

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

During 2009, our financial strength ratings fell below the specified threshold levels in certain agreements and remain so at September 30, 2010. As a result, the credit risk related contingent features of the instruments have been triggered with respect to such rating thresholds. However, the Company does not have any net liability obligation payable to any counterparty. No counterparties have exercised their option to terminate the transactions, although they reserve all rights available to them as stated in the agreements.

As of September 30, 2010, the Company held no derivative instruments in a net liability position that were not fully offset by other derivative instruments with the same counterparty in a net asset position.

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

7.

Fair Value of Financial Instruments (continued)

ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 securities include highly liquid government bonds and exchange-traded equities.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include government-backed mortgage products and certain high-yield debt securities.

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of September 30, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$10,474	$52,840	$--	$63,314
State and political subdivision	--	9,559	--	9,559
Foreign government	--	16,635	--	16,635
Corporate	--	658,332	30,814	689,146
Commercial mortgage-backed	--	125,320	9,941	135,261
Residential mortgage-backed	--	274,025	11,520	285,545
CDO/CLO	--	--	55,389	55,389
Other asset-backed	--	75,053	14,433	89,486
Derivative assets	--	131,140	--	131,140
Separate account assets	2,789,661	8,529	--	2,798,190
Fair value option investments	--	4,238	7,142	11,380
Total assets	$2,800,135	$1,355,671	$129,239	$4,285,045
Liabilities
Derivative liabilities	$--	$97	$39,931	$40,028
Total liabilities	$--	$97	$39,931	$40,028

There were no transfers between Level 1 and Level 2 assets for the three and nine months ending September 30, 2010.

7.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$32,800	$21,301	$--	$54,101
State and political subdivision	--	6,075	--	6,075
Foreign government	--	13,885	--	13,885
Corporate	--	595,657	41,258	636,915
Commercial mortgage-backed	--	85,597	11,784	97,381
Residential mortgage-backed	--	328,997	15,636	344,633
CDO/CLO	--	--	64,999	64,999
Other asset-backed	--	39,635	18,854	58,489
Derivative assets	--	76,106	--	76,106
Separate account assets	2,781,730	90,594	--	2,872,324
Fair value option investments	--	4,266	--	4,266
Total assets	$2,814,530	$1,262,113	$152,531	$4,229,174
Liabilities
Derivative liabilities	$--	$--	$24,487	$24,487
Total liabilities	$--	$--	$24,487	$24,487

Carrying Amounts and Fair Values	As of September 30,		As of December 31,
of Financial Instruments:	2010		2009
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$77,246	$77,246	$83,518	$83,518
Available-for-sale debt securities	1,344,335	1,344,335	1,276,478	1,276,478
Separate account assets	2,798,190	2,798,190	2,872,324	2,872,324
Derivative financial instruments	131,140	131,140	76,106	76,106
Fair value option investments	11,380	11,380	4,266	4,266
Financial assets	$4,362,291	$4,362,291	$4,312,692	$4,312,692

Investment contracts	$697,157	$710,356	$673,725	$684,369
Separate account liabilities	2,798,190	2,798,190	2,872,324	2,872,324
Derivative financial instruments	40,028	40,028	24,487	24,487
Financial liabilities	$3,535,375	$3,548,574	$3,570,536	$3,581,180

Fair value option investments include a structured loan asset valued at $4,238 thousand and $4,266 thousand as of September 30, 2010 and December 31, 2009, respectively. We elected to apply the fair value option to this asset at the time of its acquisition. We purchased this asset to obtain principal protection without sacrificing earnings. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the security’s underlying economics. Changes in the fair value of this asset are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in five securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $7,142 thousand as of September 30, 2010. This election was not in existence at December 31, 2009.

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled by the Company’s life insurance subsidiaries (“nonperformance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on Phoenix Life or its subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at September 30, 2010 and December 31, 2009 was a reduction of $28,797 thousand and $19,045 thousand in the reserves associated with these riders, respectively.

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

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2010
($ in thousands)	Asset-					Fair Value	Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Options	Assets

Balance, beginning of period	$12,771	$63,413	$29,669	$12,260	$10,647	$--	$128,760
Purchases	1,000	1,897	11	1,010	--	--	3,918
Sales	(1,015)	(277)	(654)	(223)	(254)	--	(2,423)
Adjustment for initial application of accounting changes(1)	--	(7,142)	--	--	--	7,142	--
Transfers into Level 3(2)	--	--	939	--	2	--	941
Transfers out of Level 3(3)	--	(1,885)	(1,368)	(3,700)	--	--	(6,953)
Realized gains (losses) included in earnings	66	(787)	10	--	--	--	(711)
Unrealized gains (losses) included in other comprehensive income (loss)	1,613	167	2,176	593	1,030	--	5,579
Amortization/accretion	(2)	3	31	1	95	--	128
Balance, end of period	$14,433	$55,389	$30,814	$9,941	$11,520	$7,142	$129,239

Level 3 Financial Assets:	Nine Months Ended September 30, 2010
($ in thousands)	Asset-					Fair Value	Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Options	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$--	$152,531
Purchases	1,000	1,958	41,788	2,337	1,035	--	48,118
Sales	(1,898)	(936)	(53,069)	(1,987)	(2,034)	--	(59,924)
Adjustment for initial application of accounting changes(1)	--	(7,142)	--	--	--	7,142	--
Transfers into Level 3(2)	--	--	3,276	--	38	--	3,314
Transfers out of Level 3(3)	(5,863)	(1,885)	(9,855)	(3,700)	(3,278)	--	(24,581)
Realized gains (losses) included in earnings	71	(2,836)	98	--	(21)	--	(2,688)
Unrealized gains (losses) included in other comprehensive income (loss)	2,270	1,234	7,278	1,503	(175)	--	12,110
Amortization/accretion	(1)	(3)	41	4	318	--	359
Balance, end of period	$14,433	$55,389	$30,814	$9,941	$11,520	$7,142	$129,239

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the three and nine months ended September 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(3)

Transfers out of Level 3 for the three and nine months ended September 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2009
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$18,867	$55,164	$63,502	$13,056	$9,771	$160,360
Net purchases	--	129	16,981	--	--	17,110
Net sales	(1,617)	(278)	(23,471)	(1,541)	(730)	(27,637)
Transfers into Level 3(1)	--	--	1,083	--	--	1,083
Transfers out of Level 3(2)	(2,203)	--	--	--	--	(2,203)
Realized gains (losses) included in earnings	(139)	(1,556)	179	--	(280)	(1,796)
Unrealized gains (losses) included in other comprehensive income (loss)	4,053	6,302	3,683	4,323	1,030	19,391
Amortization/accretion	77	(10)	766	2	22	857
Balance, end of period	$19,038	$59,751	$62,723	$15,840	$9,813	$167,165

Level 3 Financial Assets:	Nine Months Ended September 30, 2009
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$23,403	$38,683	$52,665	$19,191	$17,930	$151,872
Net purchases	--	218	17,024	--	--	17,242
Net sales	(8,898)	(1,732)	(27,023)	(2,503)	(8,651)	(48,807)
Transfers into Level 3(1)	3,407	--	22,923	--	895	27,225
Transfers out of Level 3(2)	(5,046)	--	(8,573)	(4,661)	(1,084)	(19,364)
Realized gains (losses) included in earnings	(136)	(3,380)	(1,737)	(255)	(2,366)	(7,874)
Unrealized gains (losses) included in other comprehensive income (loss)	5,806	25,888	6,919	4,063	2,707	45,383
Amortization/accretion	502	74	525	5	382	1,488
Balance, end of period	$19,038	$59,751	$62,723	$15,840	$9,813	$167,165

———————

(1)

Transfers into Level 3 for the three and nine months ended September 30, 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three and nine months ended September 30, 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009
	Embedded Derivatives		Embedded Derivatives

Balance, beginning of period	$56,962	$60,262	$24,487	$118,028
Net purchases/(sales)		--		--
Transfers into Level 3		--		--
Transfers out of Level 3		--		--
Realized (gains) losses	17,031	19,223	(15,444)	76,989
Unrealized (gains) losses included in other comprehensive loss		--		--
Amortization/accretion		--		--
Balance, end of period	$39,931	$41,039	$39,931	$41,039
Portion of (gain) loss included in net income (loss) relating to those liabilities still held	$17,031	$19,223	$(15,444)	$76,989

7.

Fair Value of Financial Instruments (continued)

Level 3 Gains and Losses:	Nine Months Ended
($ in thousands)	September 30, 2010
	Trading	Other
	Revenues	Revenues

Total gains or losses included in earnings (or changes in net assets) for the period	$--	$(2,688)
Change in unrealized gains or losses relating to assets still held at the reporting date included in other comprehensive income	$--	$12,110

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and nine months ended September 30, 2010 has been computed based on the first nine months of 2010 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2010.

During the quarter ended September 30, 2010, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Excluding the increase in the valuation allowance related to the adoption of a new accounting standard (see Note 2 to these financial statements), for the three and nine months ended September 30, 2010, we recorded a reduction to the valuation allowance of $11,500 thousand and $22,800 thousand, respectively. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net change was recognized mostly through the income statement as a benefit of $12,100 thousand with the balance recognized as an expense through other comprehensive income of $600 thousand. For the nine month period, the net change was recognized partially through the income statement as a benefit of $12,800 thousand with the balance recognized as a benefit through other comprehensive income of $10,000 thousand. As of September 30, 2010, a valuation allowance is not recorded on the gross deferred tax assets. We carried a total valuation allowance of $22,600 thousand on $210,637 thousand of gross deferred tax assets at December 31, 2009 due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on $165,890 thousand of gross deferred tax assets at September 30, 2010 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

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

In accordance with the tax sharing agreement, as of September 30, 2010, we had current taxes recoverable of $9,340 thousand and as of December 31, 2009 we had current taxes payable of $18,203 thousand.

8.

Income Taxes (continued)

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three month period ending September 30, 2010 were not material.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2009 in our 2009 Annual Report on Form 10-K.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the continuation of these conditions through 2010.

More specifically, our business is exposed to the performance of the debt and equity markets, which have been materially and adversely affected by economic developments since the middle of 2008. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors has and may continue to impact the liquidity and value of our investments. The lower interest rate environment may also impact our net investment income.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. At the same time, prior to 2009, we also experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, effective April 1, 2010 we implemented an increase in the cost of insurance rates for certain universal life policies. However, this adjustment, any other permitted adjustments or any additional steps taken to manage our in force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Effect of Recent Economic Market Conditions and Industry Trends on Earnings Drivers

Recent economic market conditions, and the related changes in our business, primarily affected us in the following areas:

•

Deferred policy acquisition cost. Deferred policy acquisition cost amortization increased by $38,798 thousand to $74,880 thousand in the third quarter of 2010 compared to $36,082 thousand in the third quarter 2009. As a result of a comprehensive review in the third quarter of 2010, we had an unlocking of assumptions related to deferred policy acquisition costs resulting in an acceleration of amortization of $31,953 thousand, primarily in the universal life line of business. As part of the unlocking, revisions were made to estimates of future net investment income, surrenders, lapses and premium funding. Excluding the impact of unlocking, amortization on universal life increased by $8,516 thousand as a result of lower death claims.

•

Mortality margins. Prior to the impact of the deferred policy acquisition cost unlocking noted above, universal life mortality margins increased by $4,377 thousand to $40,394 thousand in the third quarter of 2010, compared to $36,017 thousand in the third quarter of 2009. This was primarily a result of more favorable mortality. Mortality margins for variable universal life decreased by $1,199 thousand to $663 thousand in the third quarter of 2010, compared to $1,862 thousand in the third quarter of 2009, a result of lower cost of insurance charges and higher death benefits. Fluctuations in mortality are inherent in our lines of business.

•

Interest margins. Interest margins on universal life and annuities were $2,419 thousand in the third quarter of 2010, compared to $1,729 thousand in the third quarter of 2009. The increase of $690 thousand was primarily from a $1,147 thousand decrease in interest credited. This was offset by a $457 thousand decrease in investment income.

•

Operating expenses. Non-deferred operating expenses decreased $13,048 thousand to $18,775 thousand in the third quarter of 2010, compared to $31,823 thousand in the third quarter of 2009. Lower operating expenses were a result of the significant expense reductions implemented over the last 18 months.

•

Net realized investment gains or losses on our general account investments. In the third quarter of 2010, we had net realized investment losses of $7,407 thousand, compared to a gain of $2,715 thousand in the third quarter of 2009. Realized losses in the third quarter of 2010 were driven by debt security impairments of $1,973 thousand and realized losses of $7,373 thousand on the embedded derivative associated with our variable annuity guarantees. This was partially offset by $1,939 thousand of transaction-related gains. Realized gains in the third quarter of 2009 were primarily driven by realized gains on derivative assets of $5,518 thousand, partially offset by other-than-temporary impairment losses of $2,375 thousand and $428 thousand in transaction-related losses.

•

Income taxes. The Company recorded an income tax benefit of $21,467 thousand in third quarter 2010 compared to an income tax expense of $838 thousand in the third quarter of 2009. The increase in tax benefit in 2010 as compared to a tax expense in 2009 was primarily driven by the pre-tax loss and reduction in the valuation allowance in the current period.

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

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

In response to these developments, we continue to focus on the following key strategic pillars in 2010:

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

A complete description of our critical accounting estimates is set forth in our 2009 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2009 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. Certain of our critical accounting estimates are as follows:

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

During the quarter ended September 30, 2010, we performed our quarterly assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Excluding the increase in the valuation allowance related to the adoption of a new accounting standard, for the three and nine months ended September 30, 2010, we recorded a reduction to the valuation allowance of $11,500 thousand and $22,800 thousand, respectively. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. Accordingly, for the three month period, the net change was recognized mostly through the income statement as a benefit of $12,100 thousand with the balance recognized as an expense through other comprehensive income of $600 thousand. For the nine month period, the net change was recognized partially through the income statement as a benefit of $12,800 thousand with the balance recognized as a benefit through other comprehensive income of $10,000 thousand. As of September 30, 2010, a valuation allowance is not recorded on the gross deferred tax assets. We carried a total valuation allowance of $22,600 thousand on $210,637 thousand of gross deferred tax assets at December 31, 2009 due to uncertainties related to our ability to utilize a portion of our deferred tax assets that are expected to reverse as capital losses.

We concluded that a valuation allowance on the remaining $165,890 thousand of deferred tax assets at September 30, 2010, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

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

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an other-than-temporary impairment (“OTTI”) has occurred. In situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations.

On a quarterly basis, we review all securities for potential recognition of an OTTI. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. Using this analysis, coupled with our watch list, we review all securities whose fair value is less than 80% of amortized cost (significant unrealized loss) with emphasis on below investment grade securities with a continuous significant unrealized loss in excess of six months. In addition, we review securities that experienced lesser declines in value on a more selective basis to determine whether any are other-than-temporarily impaired.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both September 30, 2010 and December 31, 2009.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in determining the amortization of deferred policy acquisition costs, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumption could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$1,278	$2,744	$(1,466)	(53%)
Insurance and investment product fees	101,666	108,873	(7,207)	(7%)
Net investment income	17,453	18,138	(685)	(4%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5,203)	(8,158)	2,955	36%
Portion of OTTI losses recognized in other comprehensive income	3,230	5,783	(2,553)	(44%)
Net OTTI losses recognized in earnings	(1,973)	(2,375)	402	17%
Net realized investment gains (losses), excluding OTTI losses	(5,434)	5,090	(10,524)	NM
Total realized investment gains (losses)	(7,407)	2,715	(10,122)	NM
Total revenues	112,990	132,470	(19,480)	(15%)

BENEFITS AND EXPENSES:
Policy benefits	45,609	59,340	(13,731)	(23%)
Policy acquisition cost amortization	74,880	36,082	38,798	108%
Other operating expenses	18,775	31,823	(13,048)	(41%)
Total benefits and expenses	139,264	127,245	12,019	9%
Income (loss) before income taxes	(26,274)	5,225	(31,499)	NM
Income tax expense (benefit)	(21,467)	838	(22,305)	NM
Net income (loss)	$(4,807)	$4,387	$(9,194)	NM

———————

Not meaningful (NM)

Three months ended September 30, 2010 compared to three months ended September 30, 2009

The net loss for the three months ended September 30, 2010 was $4,807 thousand, which compares to net income from continuing operations for the three months ended September 30, 2009 of $4,387 thousand. The decrease reflects increased amortization of deferred acquisition costs, net realized investment losses, and lower fee income. These were partially offset by lower operating expenses and policyholder benefits.

Policy acquisition cost amortization expense increased $38,798 thousand to $74,880 thousand in the third quarter of 2010 compared to $36,082 thousand in the third quarter of 2009. The increase was driven by an unlocking of assumptions which resulted in an acceleration of amortization of $31,953 thousand, primarily in the universal life line of business. Excluding the impact of unlocking, amortization on universal life increased $8,516 thousand as a result of lower surrenders and lower insurance margins.

Net realized investment losses for the three months ended September 30, 2010 were $7,407 thousand compared to net realized investment gains of $2,715 thousand for the three months ended September 30, 2009, a decline of $10,122 thousand. The decrease was primarily due to realized losses on the embedded derivatives associated with our variable annuity guarantees, $13,817 thousand of which is associated with the non-performance risk factor, partially offset by $916 thousand of hedge gains associated with those guarantees.

Insurance and investment product fees declined $7,207 thousand to $101,666 thousand for the three months ended September 30, 2010 compared to $108,873 thousand for the three months ended September 30, 2009. The decline was a result of lower cost of insurance charges as well as lower universal life fees attributable to decline in deposits. This was partially offset by the unlocking of assumptions, which caused an increase in fee income of $1,713 thousand related to change in unearned revenue reserves.

Policy benefits decreased by $13,731 thousand to $45,609 thousand in the third quarter of 2010 from $59,340 thousand in the third quarter of 2009. This decrease was a result of lower death benefits on universal life policies as a result of favorable mortality. The decrease also included $5,249 thousand related to the unlocking adjustments affecting death benefit and other insurance benefit reserves.

Operating expenses improved $13,048 thousand to $18,775 thousand in the third quarter of 2010 from $31,823 thousand in the third quarter of 2009. This was a result of result of the significant expense reductions implemented over the last 18 months.

The Company recorded an income tax benefit of $21,467 thousand in third quarter 2010 to continuing operations compared to an expense of $838 thousand in the third quarter of 2009. The increase in tax benefit in 2010 as compared to a tax expense in 2009 was primarily driven by the pre-tax loss and reduction in the valuation allowance in the current period.

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$3,548	$12,180	$(8,632)	(71%)
Insurance and investment product fees	308,678	302,826	5,852	2%
Net investment income	53,617	60,358	(6,741)	(11%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(14,943)	(34,131)	19,188	56%
Portion of OTTI losses recognized in other comprehensive income	6,429	15,397	(8,968)	(58%)
Net OTTI losses recognized in earnings	(8,514)	(18,734)	10,220	55%
Net realized investment gains, excluding OTTI losses	2,801	6,790	(3,989)	(59%)
Total realized investment losses	(5,713)	(11,944)	6,231	52%
Total revenues	360,130	363,420	(3,290)	(1%)

BENEFITS AND EXPENSES:
Policy benefits	170,940	191,173	(20,233)	(11%)
Policy acquisition cost amortization	155,406	80,870	74,536	92%
Other operating expenses	72,673	100,772	(28,099)	(28%)
Total benefits and expenses	399,019	372,815	26,204	7%
Loss before income taxes	(38,889)	(9,395)	(29,494)	NM
Income tax expense (benefit)	(27,092)	448	(27,540)	NM
Net loss	$(11,797)	$(9,843)	$(1,954)	(20%)

———————

Not meaningful (NM)

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net loss from operations for the nine months ended September 30, 2010 was $11,797 thousand, which compares to a net loss for the nine months ended September 30, 2009 of $9,843 thousand. The increase in net loss reflects increased amortization of deferred policy acquisition costs, lower premiums and a decline in net investment income. Partially offsetting these items were lower operating expenses, lower policyholder benefits and an income tax benefit compared to an income tax expense in the prior quarter.

Debt Securities Held in General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. As of September 30, 2010, our general account held debt securities with a carrying value of $1,344,335 thousand, representing 87.0% of total general account investments. Public debt securities represented 76.9% of total debt securities, with the remaining 23.1% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of September 30, 2010
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$63,314	$60,060	$--	$--
State and political subdivision	9,559	9,477	--	--
Foreign government	15,101	13,563	1,534	1,121
Corporate	629,905	590,204	59,241	83,624
Commercial mortgage-backed	131,291	127,874	3,970	7,793
Residential mortgage-backed	250,273	258,924	35,272	44,505
CDO/CLO	4,398	4,707	50,991	68,576
Other asset-backed	84,542	83,701	4,944	5,046
Total debt securities	$1,188,383	$1,148,510	$155,952	$210,665

Percentage of total debt securities	88.4%	84.5%	11.6%	15.5%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2010 in our debt securities portfolio are banking (6.3%), electric utilities (4.4%), diversified financial services (3.6%), insurance (2.9%) and oil (2.4%).

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

Most of our RMBS portfolio is highly rated. As of September 30, 2010, 73.8% of the total residential portfolio was rated AAA or AA. We have $46,331 thousand of sub-prime exposure, $45,245 thousand of Alt-A exposure and $106,139 thousand of prime exposure, which combined amount to 12.2% of our general account. The majority of our sub-prime, Alt-A, and prime exposure is investment grade, with 57% being AAA rated, and another 12% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of September 30, 2010 totaled $3,620 thousand. These impairments consist of $118 thousand from prime and $3,502 thousand from Alt-A.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2010
	Carrying	Market	% General					BB and
	Value	Value	Account(1)	AAA	AA	A	BBB	Below
Collateral
Agency	$84,122	$87,830	5.4%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	111,601	106,139	6.5%	69.1%	3.9%	2.1%	0.3%	24.6%
Alt-A	50,328	45,245	2.8%	28.9%	8.8%	21.2%	0.0%	41.1%
Sub-prime	57,378	46,331	2.9%	55.5%	6.1%	0.0%	16.5%	21.9%
Total	$303,429	$285,545	17.6%	70.0%	3.8%	4.2%	2.8%	19.2%

———————

(1)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$75,386	$73,282	4.5%	0.0%	0.0%	0.0%	14.6%	35.0%	50.4%
AA	4,128	4,130	0.3%	0.0%	0.0%	23.8%	0.0%	76.2%	0.0%
A	2,178	2,268	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BBB	523	331	0.0%	0.0%	0.0%	0.0%	60.9%	39.1%	0.0%
BB and Below	29,386	26,128	1.6%	0.0%	4.6%	42.1%	50.6%	0.3%	2.4%
Total	$111,601	$106,139	6.5%	0.0%	1.1%	11.3%	24.8%	27.4%	35.4%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$13,004	$13,084	0.8%	0.0%	0.0%	0.0%	0.0%	63.7%	36.3%
AA	4,002	3,960	0.2%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
A	9,572	9,586	0.6%	0.0%	0.0%	0.0%	85.4%	7.0%	7.6%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and Below	23,750	18,615	1.2%	0.0%	11.8%	24.2%	62.9%	0.0%	1.1%
Total	$50,328	$45,245	2.8%	0.0%	4.8%	18.7%	44.0%	19.9%	12.6%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$25,720	$25,696	1.6%	14.4%	15.0%	14.5%	8.1%	26.7%	21.3%
AA	3,267	2,833	0.2%	0.0%	0.0%	0.0%	55.4%	0.0%	44.6%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	13,379	7,646	0.5%	0.0%	62.1%	12.8%	7.8%	0.0%	17.3%
BB and Below	15,012	10,156	0.6%	0.0%	42.8%	14.1%	43.1%	0.0%	0.0%
Total	$57,378	$46,331	2.9%	8.0%	27.9%	13.3%	18.6%	14.8%	17.4%

———————

(1)

Percentages based on Market Value.

Realized Gains and Losses

The following table presents certain information with respect to realized investment gains and losses, including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009

Total other-than temporary debt impairment losses	$(5,203)	$(8,158)	$(14,943)	$(33,038)
Portion of loss recognized in other comprehensive income	3,230	5,783	6,429	15,397
Net debt impairments recognized in earnings	$(1,973)	$(2,375)	$(8,514)	$(17,641)

Debt security impairments	$(1,973)	$(2,375)	$(8,514)	$(17,641)
Other investments impairments	--	--	--	(1,093)
Impairment losses	(1,973)	(2,375)	(8,514)	(18,734)
Debt security transaction gains	1,910	482	3,064	3,120
Debt security transaction losses	(75)	(633)	(1,807)	(12,372)
Other investments transaction gains (losses)	104	(277)	265	(405)
Net transaction gains (losses)	1,939	(428)	1,522	(9,657)
Realized gains (losses) on derivative assets and liabilities	(7,373)	5,518	1,279	16,447
Net realized investment gains (losses), excluding impairment losses	(5,434)	5,090	2,801	6,790
Net realized investment gains (losses), including impairment losses	$(7,407)	$2,715	$(5,713)	$(11,944)

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other-than-temporary. At September 30, 2010, this included securities with $31,834 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. In addition to these reviews, management in each case assessed whether it is more likely than not that we will be required to sell a security before it recovers in value, up to and including maturity. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other-than-temporarily impaired, we considered and evaluated the factors cited above. In making these evaluations, we exercised considerable judgment. Accordingly, there can be no assurance that actual results will not differ from our judgments and that such differences may require the future recognition of OTTI charges that could have a material effect on our financial position and results of operations. In addition, the value of, and the realization of any loss on, a debt security or equity security is subject to numerous risks, including interest rate risk, market risk, credit risk and liquidity risk. The magnitude of any loss incurred by us may be affected by the relative concentration of our investments in any one issuer or industry. We have established specific policies limiting the concentration of our investments in any single issuer and industry and believe our investment portfolio is prudently diversified.

Debt Securities

Fixed maturity OTTIs recorded in the first three quarters of 2010 were concentrated in residential mortgage-backed securities and in the CDO/CLO structured products. These impairments were driven primarily by significant rating downgrades and increased credit default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total impairments recognized through earnings related to such credit-related circumstances were $1,973 thousand in the third quarter of 2010 and $2,375 thousand in the third quarter of 2009 and $8,514 thousand for the first nine months of 2010 and $17,641 thousand for the first nine months of 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3,230 thousand in the third quarter of 2010 and $5,783 thousand in the third quarter of 2009 and $6,429 thousand for the first nine months of 2010 and $15,397 thousand for the first nine months of 2009.

Prospectively, we will account for the OTTI security as if the debt security had been purchased on the impairment date, using an amortized cost basis equal to the previous cost basis less the amount of the credit loss impairment. We will continue to estimate the present value of future cash flows expected and, if significantly greater than the new cost basis, accrete the difference as interest income.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was also recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Debt securities credit losses, beginning of period	$(18,983)	$(14,760)	$(12,442)	$(9,634)
Add: Credit losses on other-than-temporary impairments not previously recognized	(546)	(932)	(2,193)	(8,903)
Less: Credit losses on securities sold	--	5,110	--	8,762
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Add: Credit losses on previously impaired securities	(1,305)	(774)	(6,199)	(1,581)
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Debt securities credit losses, end of period	$(20,834)	$(11,356)	$(20,834)	$(11,356)

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

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Sept 30,	Dec 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(2,104)	(591)
Commercial mortgage-backed	(4,325)	(1,739)
Residential mortgage-backed	(12,891)	(11,401)
CDO/CLO	(10,976)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(30,296)	$(23,429)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of September 30, 2010. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2010
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$304,369	$23,897	$7,169	$273,303
Total amortized cost	395,142	25,543	7,572	362,027
Unrealized losses	$(90,773)	$(1,646)	$(403)	$(88,724)
Unrealized losses after offsets	$(10,328)	$(334)	$(42)	$(9,952)
Number of securities	235	31	6	198

Investment grade:
Unrealized losses	$(32,831)	$(1,086)	$(93)	$(31,652)
Unrealized losses after offsets	$(3,875)	$(248)	$(10)	$(3,617)

Below investment grade:
Unrealized losses	$(57,942)	$(560)	$(310)	$(57,072)
Unrealized losses after offsets	$(6,453)	$(86)	$(32)	$(6,335)

Total net unrealized losses on debt securities were $14,840 thousand (unrealized losses of $90,773 thousand less unrealized gains of $75,933 thousand).

For debt securities with gross unrealized losses, 37.5% of the unrealized losses after offsets pertain to investment grade securities and 62.5% of the unrealized losses after offsets pertain to below investment grade securities at September 30, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of September 30, 2010
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(76,541)	$(4,409)	$(6,238)	$(65,894)
Unrealized losses over 20% of cost after offsets	$(8,449)	$(457)	$(647)	$(7,345)
Number of securities	96	16	19	61

Investment grade:
Unrealized losses over 20% of cost	$(21,419)	$(1,295)	$(1,435)	$(18,689)
Unrealized losses over 20% of cost after offsets	$(2,414)	$(134)	$(149)	$(2,131)

Below investment grade:
Unrealized losses over 20% of cost	$(55,122)	$(3,114)	$(4,803)	$(47,205)
Unrealized losses over 20% of cost after offsets	$(6,035)	$(323)	$(498)	$(5,214)

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

Given these developments, it is possible that rating agencies will heighten the level of scrutiny that they apply to us, will increase the frequency and scope of their credit reviews, will request additional information from us, and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be changed at any time and without any notice by any rating agency.

The financial strength ratings as of November 11, 2010 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Negative
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Negative

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Contractual Obligations and Commercial Commitments

As of September 30, 2010, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us totaled $1,268 thousand and $3,908 thousand for the three months ended September 30, 2010 and 2009, respectively. Employee benefit expense allocated to us totaled $3,805 thousand and $11,244 thousand for the nine months ended September 30, 2010 and 2009, respectively. In 2010, Phoenix Life made contributions to the pension plan on our behalf of $3,656 thousand in the first quarter, $884 thousand in the second quarter and $583 thousand in the third quarter. By December 31, 2010, Phoenix Life expects to make additional contributions to the pension plan, of which approximately $452 thousand will be allocated to us.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including AVR) was $298,580 thousand at September 30, 2010. Statutory results are preliminary until filed with the regulatory authorities.

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

See our 2009 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at September 30, 2010 in comparison to December 31, 2009.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Even under more favorable market conditions, general factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. However, in an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced given the severity and magnitude of recent adverse economic and market conditions and the continuation of these conditions through 2010.

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

•

Significant accounting estimates may be materially affected by the equity and debt markets and their impact on our customers’ behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance and policyholder behavior. Also, we analyze our ability to utilize deferred tax assets based on projected financial results which reflect the impact of financial markets on our business. At September 30, 2010, a valuation allowance is not recorded on the deferred tax assets.

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

•

The value of our investment portfolio had an unrealized loss position, before offsets of $14,840 thousand, at September 30, 2010. This has resulted in, and may, in future periods, continue to result in higher realized losses. We may also experience future unrealized losses. In addition to general interest rate increases or credit spread widening, the value of our investment portfolio can also be depressed by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio.

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

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2009, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2009 we had an unlocking of deferred policy acquisition costs of $4,262 thousand. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

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

PHL VARIABLE INSURANCE COMPANY

Date: November 12, 2010	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer