Form 10-K
period 2010-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2011-03-21
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Non-accelerated filer ☑

Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 18, 2011, there were 500 shares of the registrant’s common stock outstanding.

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

PART I

Item 1.

Business

Description of Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (universal life and variable universal life) insuring one or more lives. Our annuity products include deferred, fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

In 2010, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), pursued a business plan that focused on products and services that are less capital intensive and less ratings sensitive, continuing a direction set in 2009. This plan leverages existing strengths and includes a distribution subsidiary of PNX, Saybrus Partners, Inc., as well as developing core life and annuity products for the middle market and expanding distribution within that market, and building sales through distribution partners for our alternative retirement solutions products.

Underlying this plan is a strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

Products

Life Products

Our life insurance products include universal life, variable universal life and other insurance products. We offer single life and first-to-die products. Under first-to-die policies, multiple lives (between two and five) may be insured with the policy proceeds paid after the death of the first of the insured lives.

Universal Life: Universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of expenses, and the resulting accumulated account balances are allocated to our general account for investment. The policyholder’s account earns interest at rates determined by us, subject to certain minimums. Specific charges are made against the account for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs.

We also offer an indexed universal life product that provides death benefit protection and the opportunity to invest policy value in any combination of three different accounts. It can be allocated to a fixed account that earns interest at a declared rate or in two indexed accounts that earn an annual index credit based on the positive performance of the S&P 500 Index.

Variable Universal Life: Like universal life products, variable universal life products provide insurance coverage and may allow the policyholder to increase or decrease the amount of death benefit coverage over the term of the policy. They also may allow the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of expenses, and the resulting accumulated account balances may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Annuity Products

We offer a wide range of annuity products including fixed, variable and other types of deferred annuities. Deferred annuities accumulate for a number of years before periodic payments begin and enable the contract owner to save for retirement and provide options that protect against outliving assets during retirement.

Fixed Annuities: Fixed annuities provide a guaranteed rate of return over a specified period of time. Contract owners do not bear any investment risk in a fixed annuity. We offer deferred fixed indexed annuities and a deferred fixed annuity. Our major source of revenue from fixed annuities is the excess of the investment income we earn over interest and index credits, if any.

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

Variable annuity contract owners may also elect certain living benefit guarantees, including GMWBs and guaranteed minimum accumulation benefits (“GMABs”).

Fixed Indexed Annuities: We offer both registered and non-registered fixed indexed annuity products.

We offer a single-premium deferred equity indexed annuity. This fixed indexed annuity is registered with the Securities and Exchange Commission (the “SEC”) and features a choice of three indexed accounts and a fixed account. The fixed account earns interest at a specified rate of return determined by us, subject to certain minimums. The indexed accounts provide index credits based on various crediting methodologies and are linked to the performance of the S&P 500 Index.

We also offer single premium deferred fixed indexed annuities with various features and riders that are not registered with the SEC. These fixed indexed annuities offer a fixed interest account and a variety of indexed accounts that provide index credits based on various crediting methodologies and are linked to the positive performance of major market indices.

Other Products and Services

We established the Alternative Retirement Solutions unit in 2007 to develop innovative ways to extend features of life insurance and annuity products to other financial products to help meet the retirement income needs of consumers. In 2008, we were the first company to launch a hybrid insurance/investment product, which adds a lifetime income guarantee to an investor’s managed account assets.

Underwriting and Mortality Risk Management

Insurance underwriting is the process of examining, accepting or rejecting insurance risks, and classifying those accepted in order to charge appropriate premiums or mortality charges.

Reinsurance

We use reinsurance to limit potential losses, reduce exposure to larger risks and provide capital relief. Under the terms of our reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is incurred. However, this does not relieve us of our primary liability to our policyholders. The failure of any reinsurer to meet its obligations could result in losses to the Company. Since we bear the risk of nonpayment, we carefully consider the initial selection and actively monitor the financial condition and ratings of our reinsurers throughout the term of the contract.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. For business sold prior to December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. As of January 1, 2011, our retention on new business is $5 million for single life and joint first-to-die policies and $6 million for second-to-die policies. We also assume reinsurance from other insurers. Typically our reinsurance contracts allow us to recapture ceded policies after a specified period. This right is valuable in the event our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2010. Also included is the A.M. Best rating of each reinsurer as of March 18, 2011.

Principal Reinsurers:	Reinsurance	Reinsurer’s
($ in thousands)	Recoverable	A.M. Best
	Balances	Rating

RGA Reinsurance Company	$171,651	A	+
Swiss Reinsurance Group(1)	$139,575	A
AEGON USA(2)	$111,217	A	+
Scottish Re US Inc	$50,191	E
Munich American Reassurance Co	$44,715	A	+

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America and Reassure America Life Insurance Co.

(2)

Transamerica Life Insurance Co is a subsidiary of AEGON.

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Distribution and Support Services

In 2009, we refocused our distribution strategy on independent marketing organizations (“IMOs”) and independent producers. In 2010, we worked primarily within these relationships while also establishing several new exclusive selling agreements for select products.

Establishment of Saybrus Partners, Inc. In the fourth quarter of 2009, PNX established a distribution company, Saybrus. We have a distribution contract with Saybrus for the sale of our products.

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

The following chart illustrates our corporate structure as of December 31, 2010.

THE PHOENIX COMPANIES, INC.

100%	Various %s
PHOENIX LIFE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

100%
PM HOLDINGS, INC.

100%	100%

PHL VARIABLE INSURANCE COMPANY	OTHER DOMESTIC AND FOREIGN SUBSIDIARIES

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

Our business, financial condition, and results of operations could be materially and adversely affected by unfavorable general economic developments, as well as by specific related factors such as the performance of the debt and equity markets and changes in interest rates.

Economic and market conditions materially and adversely affected us in the last recession. The economy may once again deteriorate. The resulting lack of credit, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced.

More specifically, our business is exposed to the performance of the debt and equity markets. These adverse conditions included, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors may impact the liquidity and value of our investments. These effects include, but are not limited to, the following:

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

•

The value of our investment portfolio can be depressed by general interest rate increases or credit spread widening, as well as by illiquidity and by changes in assumptions or inputs we use in estimating fair value of the portfolio. In addition, issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. These factors may result in significant realized and unrealized losses.

•

Certain types of securities in our investment portfolio, such as those supported by residential and commercial mortgages, could experience further realized and/or unrealized losses if the delinquency rates of the underlying mortgage loans increase.

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

•

Accessing external sources of capital, including the debt or equity markets;

•

Limiting or curtailing sales of certain products and/or restructuring existing products;

•

Undertaking asset sales; and

•

Seeking temporary or permanent changes to regulatory rules.

Certain of these actions could require regulatory approval.

Our principal sources of liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, to the extent they consist of cash or assets that are readily convertible into cash.

In addition, we may seek access to external sources of liquidity, including the potential issuance of debt and equity securities.

The availability of these sources depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our financial strength ratings and credit capacity. The deterioration of our financial strength ratings has reduced our ability to obtain new financing in support of our business on favorable terms and eliminated altogether our ability to access certain markets.

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

Certain of our products include guaranteed benefits. These include GMDBs, GMABs, GMWBs and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

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

We conduct the majority of our business through our insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for our insurance company subsidiaries. The RBC formula for our insurance company subsidiaries establishes capital requirements relating to insurance, business, asset and interest rate risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors: changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that did not qualify for hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas. Most of these factors are outside of our control. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital they believe we should hold. Further, in extreme scenarios of equity market declines, such as those experienced recently, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase dramatically. This reduces the statutory surplus used in calculating our RBC ratios.

We may be unsuccessful in our efforts to implement a new business plan.

PNX is implementing a new business plan that leverages existing product manufacturing strengths and partnering capabilities to focus new business development in areas that are less capital intensive and appeal to distributors with middle market clients. This plan calls for distributing our products through our ultimate parent company’s newly formed distribution company and selling our products through new distribution channels including IMOs. We have limited experience in the middle market and are subject to risks such as product suitability and pricing. In the fourth quarter of 2010 we began to see a significant volume of sales of fixed indexed annuities. This is a relatively new product for us and we may be subject to additional operational and hedging risks. This new business plan may not succeed and may adversely affect our results of operations and our ability to retain existing customers or attract new customers.

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

It is difficult to value certain illiquid securities in our investment portfolio because of infrequent trading and/or lack of observable market data. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Changes in value may have a material adverse effect on our results of operations and financial condition.

The decision on whether to record other-than-temporary impairments (“OTTIs”) or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of our intention to sell the security, and if it is more likely than not that we will sell the securities before recovery. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other than temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

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

Our ratings relative to other companies in the industry affect our competitive position. Downgrades since 2008 have adversely affected our reputation and, hence, our ability to distribute our products through unaffiliated third parties. These downgrades in ratings have materially and adversely affected new sales of our products and the persistency of existing customers, as well as our ability to borrow. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Any rating downgrades may also result in a lack of access to or increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce our ability to finance our future growth and may require us to reduce our operations.

We have been downgraded and continue to have a negative outlook with one of the three rating agencies.

•

On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and changed their outlook from negative to stable.

•

On June 17, 2010, Moody’s Investor Services downgraded our financial strength rating from Ba1 to Ba2 and changed their outlook from negative to stable.

•

On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained their negative outlook.

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

Deviations in actual experience from our pricing assumptions could also cause us to increase the amortization of deferred policy acquisition costs, which would have an adverse impact on our results of operations. We incur significant costs in connection with acquiring new and renewal business. Costs that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over time. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The amount of future profit or margin is dependent on investment returns, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2010, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income. For example, in 2010 we had an unlocking of deferred policy acquisition costs of $31,953 thousand. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We utilize reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2010, 76% of the total face amount of our written policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure, reduce the amount of business we write, or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as securities analysts, portfolio managers, sales personnel, technology professionals and actuaries can be intense. In general, our employees are not subject to employment contracts or non-compete agreements.

In 2009 and 2010, to reduce and control our expenditures, we implemented a series of actions, including the freezing of senior management salaries and our ultimate parent company’s qualified and non-qualified pension plans, that could impact our relationship with our senior management and our ability to retain or attract senior executives, key employees or professionals we need to operate our business successfully. These actions and further actions that may be implemented could have a negative impact on us.

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

We face strong competition in our businesses. We believe that our ability to compete is based on a number of factors, including product features, investment performance, service, price, distribution capabilities, scale, commission structure, name recognition, reputation and financial strength ratings. While there is no single company that we identify as a dominant competitor in our business overall, our actual and potential competitors include a large number of insurance companies and other financial services firms, many of which have advantages over us in one or more of the above competitive factors. Larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are able better withstand further market disruption, able to offer more competitive pricing, and have superior access to debt and equity capital.

If we fail to compete effectively in this environment, our results of operations and financial condition could be materially and adversely affected.

Changes in tax laws may decrease sales and profitability of products and increase our tax costs.

Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. In addition, a substantial proportion of our in-force policies were originally sold for estate and business planning, including tax planning. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. While there are no legislative proposals that would adversely impact existing policies, there are provisions included in the current administration’s proposed federal budget for fiscal year 2012 (the “Administration’s Proposed Federal Budget”) that could adversely impact life insurance products as well as the computation of life insurance company taxation. In addition to new proposals, a recent change in the estate tax also impacts the need for life insurance products in certain circumstances.

The Administration’s Proposed Federal Budget includes substantial changes in the computation of the dividends received deduction (“DRD”) relative to bothh general account and separate account dividends. If enacted, they could increase our actual tax expense and reduce our net income.

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

We also benefit from certain tax benefits, including but not limited to, deductibility of performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, thereby increasing our tax costs. If such legislation were to be adopted, our results of operations could be adversely impacted.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. Although certain provisions became effective immediately, many of the Act’s provisions require adoption of rules that will govern implementation. The Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

[Removed and Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

We did not pay any dividends during the three years ended December 31, 2010.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv)  the effect of guaranteed benefits within our products; (v) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) the possibility that we not be successful in our efforts to implement a new business plan; (viii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (ix) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii)  the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) legislative or regulatory developments; (xix) regulatory or legal actions; (xx) changes in accounting standards; (xxi) the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence-; and (xxii) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date in this Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for each of the two years in the period ended December 31, 2010. This discussion should be read in conjunction with our financial statements in this Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. The principal focus of our life insurance business is on permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred, fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

In 2010, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), pursued a business plan that focused on products and services that are less capital intensive and less ratings sensitive, continuing a direction set in 2009. This plan leverages existing strengths and includes a distribution subsidiary of PNX, Saybrus Partners, Inc., as well as developing core life and annuity products for the middle market and expanding distribution within that market, and building sales through distribution partners for our alternative retirement solutions products.

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•

Mortality margins in our universal and variable universal life product lines. We earn cost of insurance fees based on the difference between face amounts and the account values (referred to as the net amount at risk or NAR). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

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

•

Fees on life and annuity products. Fees consist primarily of asset-based (including mortality and expense charges) and premium-based fees which we charge on our variable life and variable annuity products and depend on the premiums collected and account values of those products. Asset-based fees are calculated as a percentage of assets under management within our separate accounts. Fees also include surrender charges. Non-asset-based fees are charged to cover premium taxes and renewal commissions.

•

Interest margins. Net investment income earned on universal life and other policyholder funds managed as part of our general account, less the interest credited to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•

Non-deferred operating expenses, including expenses related to servicing the products and policyholders offered by the Company, consisting of various maintenance and overhead-type expenses, including pension and other benefit costs.

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

•

Income tax expense which is a function of pre-tax income and significant judgments we make with respect to the reversal of certain temporary book-to-tax differences, and specifically our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

Certain of our products include guaranteed benefits. These include GMDBs, GMABs, GMWBs and GMIBs. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

Recent Trends on Earnings Drivers

•

Mortality margins. Fluctuations in mortality are inherent in our lines of business. Prior to the impact of the deferred policy acquisition cost unlocking noted below, universal life mortality margins increased by $40,117 thousand to $163,393 thousand in the year ended December 31, 2010, compared to $123,276 thousand in the year ended December 31, 2009. This was a result of lower death benefits partially offset by lower cost of insurance charges. Mortality margins for variable universal life were steady at $4,742 thousand in the year ended December 31, 2010, compared to $4,855 thousand in the year ended December 31, 2009, primarily a result of lower cost of insurance charges.

•

Fees on life and annuity products. Excluding the impact of the unlocking, asset- and premium-based fee revenue increased by $6,666 thousand to $83,019 thousand in 2010, compared to $76,353 thousand in 2009. The increase was primarily driven by asset-based fees on our annuity products driven by higher account balances reflecting the favorable equity markets as well as new sales of our fixed indexed annuities. Surrender charges declined $4,901 thousand to $13,502 thousand as of December 31, 2010 compared to $18,404 thousand as of December 31, 2009 as a result of lower surrenders of our universal life policies.

•

Interest margins. Interest margins on universal life and annuities were $10,855 thousand in the year ended December 31, 2010, compared to $6,803 thousand in the year ended December 31, 2009. The increase in interest margins of $4,052 thousand was primarily a result of lower interest credited on universal life offset by lower net investment income on assets supporting variable annuity products.

•

Operating expenses. Non-deferred operating expenses decreased by $21,892 thousand to $99,094 thousand in the year ended December 31, 2010, compared to $120,986 thousand in the year ended December 31, 2009. Lower operating expenses were a result of significant expense reductions implemented over the last 18 months.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, deferred policy cost amortization increased by $54,745 thousand to $194,573 thousand in the year ended December 31, 2010, compared to $139,828 thousand in the year ended December 31, 2009. An unlocking of assumptions related to deferred policy acquisition costs resulted in the acceleration of amortization of $31,953 thousand for the year ended December 31, 2010 and $21,723 thousand for the year ended December 31, 2009. Excluding the impact of unlocking, amortization increased related to universal life as a result of higher mortality margins and related to annuities as a result of lower market performance and smaller improvement in the net amount at risk related to death benefit and other insurance benefit reserves.

•

Net realized investment gains or losses on our general account investments. Net realized investment losses increased $8,378 thousand to $17,556 thousand in the year ended December 31, 2010, compared to $9,178 thousand in the year ended December 31, 2009. This increase in realized losses was a result of realized losses on derivative assets and liabilities which increased $25,860 thousand to a loss of $5,699 thousand in the year ended December 31, 2010 compared to a gain of $20,161 thousand in the year ended December 31, 2009. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which had increased losses of $7,994 thousand for the year ended December 31, 2010 compared to December 31, 2009. Of this loss, $6,904 thousand was associated with the non-performance risk factor. In addition, losses of $17,866 thousand were recognized on our surplus hedge that was entered into during 2010.

•

Income taxes. In 2010, the Company recorded an income tax benefit of $10,707 thousand compared to an income tax expense of $6,007 thousand in 2009. The decrease in tax expense in 2010 as compared to 2009 was primarily driven by a decrease in pre-tax income and a reduction in the valuation allowance in the current year.

Economic Market Conditions and Industry Trends

Although the U.S. economy is recovering, the potential for another economic downturn remains.

The availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and investment products. In addition, this type of economic environment may result in higher lapses or surrenders of life and annuity policies we provide. Accordingly, the risks we face related to general economic and business conditions are pronounced.

More specifically, our business is exposed to the performance of the debt and equity markets. These adverse conditions include, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors may impact the liquidity and value of our investments. The lower interest rate environment may also impact our net investment income.

Further, recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

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

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. However, significant capital market dislocations or another economic downturn could have a material adverse effect on our business, financial condition and results of operations. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further OTTIs. Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost of insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies.

We expect to continue to focus on the following key strategic pillars in 2011:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

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

Suspension of Distribution Relationships

In March 2009, our two largest life and annuity distributors, State Farm Mutual Automobile Insurance Company and National Life Group, suspended the sale of Phoenix products. The actions by these and other distribution partners were primarily in response to downgrades by rating agencies and ultimately reduce our ability to borrow. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Impact of New Accounting Standards

For a discussion of accounting standards, see Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of various assumptions, estimates and judgments about the future. Future EGPs are projected for the estimated lives of the contracts. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2010 and 2009.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2010, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in the existing policy projection, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

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

Embedded Derivative Liabilities

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivatives are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivatives associated with our fixed indexed annuity is calculated using the budget method where the initial value is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries.

This average credit spread is recalculated every quarter and so the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2010 fair value of $13,025 thousand would increase to $14,655 thousand if the chosen spread were decreased by 50 basis points. If the chosen spread were increased by 50 basis points the fair value would decrease to $11,495 thousand. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at December 31, 2010 and 2009 was a reduction of $19,231 thousand and $19,045 thousand in the reserves associated with these riders, respectively.

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

Fair Value of General Account Fixed Maturity Securities	As of December 31, 2010
by Pricing Source:	Fixed	% of
($ in thousands)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$1,055,617	69%
Priced via matrices	272,484	18%
Priced via broker quotations	60,944	4%
Priced via other methods	72,650	5%
Short-term investments(1)	58,703	4%
Total	$1,520,398	100%

———————

(1)

Short-term investments are valued at amortized cost, which approximates fair value.

See Note 9 to our financial statements under Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional disclosures of our fair value methodologies.

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

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other than temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an OTTI has occurred. In situations where the Company has asserted its ability and intent to hold a security to a forecasted recovery, but where now it is more likely than not that we will be required to sell the security before recovery, an impairment is considered other than temporary, even if the present value of cash flows expected to be collected will be sufficient to recover the amortized cost basis of the security.

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

See Note 6 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the Debt Securities and Enterprise Risk Management sections of Management’s Narrative Analysis of the Results of Operations in this Annual Report on Form 10-K for more information.

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

As of December 31, 2010, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Excluding the increase to the valuation allowance of $200 thousand related to the adoption of a new accounting standard, we recognized a decrease in the valuation allowance of $12,000 thousand for the year ended December 31, 2010. This decrease was primarily driven by the improvement in the gross unrealized gains.

Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. The decrease to the valuation allowance corresponds to a decrease of $400 thousand in the income statement related deferred tax balances and a decrease of $11,600 thousand in other comprehensive income related deferred tax balances. An income tax benefit of $10,707 thousand recognized through the income statement primarily reflects the utilization of current year losses.

We carried a valuation allowance of $10,800 thousand on $164,190 thousand of deferred tax assets at December 31, 2010, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse.

We concluded that a valuation allowance on the remaining $153,390 thousand of deferred tax assets at December 31, 2010, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

As of December 31, 2010, $44,454 thousand of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $27,560 thousand related to $78,743 thousand of federal net operating losses are scheduled to expire in 2022, 2023, 2024 and 2025. An additional $16,894 thousand related to $48,269 thousand of federal capital losses are scheduled to expire in 2014 and 2015. As of December 31, 2010, a full valuation allowance was carried against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions.

As of December 31, 2010, in accordance with the tax sharing agreement, we had an intercompany current tax payable of $5,800 thousand.

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

Pension and Other Post-Employment Benefits

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan, covering substantially all employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under all plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust while the supplemental plans are unfunded. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

Our ultimate parent company has historically provided employees with other post-employment benefits that include health care and life insurance. In December 2009, PNX announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the Company’s contribution to pre-65 retiree medical costs per participant will be reduced beginning with the 2011 plan year.

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

Employee benefit expense allocated to us for these benefits totaled $5,614 thousand, $12,817 thousand and $9,062 thousand for 2010, 2009 and 2008, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $3,581 thousand will be allocated to us.

See Note 12 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our pension and other post-employment benefits.

Results of Operations

Summary Financial Data:	Years Ended		Increase (decrease) and
($ in thousands)	December 31,		percentage change
	2010	2009	2010 vs. 2009
REVENUES:
Premiums	$3,755	$11,420	$(7,665)	(67%)
Insurance and investment product fees	409,455	413,531	(4,076)	(1%)
Net investment income	73,727	78,767	(5,040)	(6%)
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(19,793)	(49,698)	29,905	60%
Portion of OTTI losses recognized in other comprehensive income	8,994	25,691	(16,697)	(65%)
Net OTTI losses recognized in earnings	(10,799)	(24,007)	13,208	55%
Net realized investment gains (losses), excluding OTTI losses	(6,757)	14,829	(21,586)	(146%)
Total realized investment losses	(17,556)	(9,178)	(8,378)	(91%)
Total revenues	469,381	494,540	(25,159)	(5%)

BENEFITS AND EXPENSES:
Policy benefits	213,366	249,457	(36,091)	(14%)
Policy acquisition cost amortization	192,504	139,243	53,261	38%
Other operating expenses	99,094	120,986	(21,892)	(18%)
Total benefits and expenses	504,964	509,686	(4,722)	(1%)
Income (loss) before income taxes	(35,583)	(15,146)	(20,437)	(135%)
Applicable income tax expense (benefit)	(10,707)	6,007	(16,714)	NM
Net loss	$(24,876)	$(21,153)	$(3,723)	(18%)

———————

Not meaningful (NM)

Year ended December 31, 2010 compared to year ended December 31, 2009

Our net loss increased $3,723 thousand to $24,876 thousand for the year ended December 31, 2010, compared to a net loss of $21,153 thousand for the year ended December 31, 2009. The increase in net loss reflects higher policy acquisition cost amortization, increased realized investment losses, lower net investment income and a decline in premiums. These changes were partially offset by lower policy benefits, lower operating expenses and change in income taxes from an expense in 2009 to a benefit in 2010.

Policy acquisition cost amortization increased $53,261 thousand to $192,504 thousand from $139,243 thousand in the years ended December 31, 2010 and 2009, respectively. An unlocking of assumptions related to deferred policy acquisition costs resulted in the acceleration of amortization of $31,953 thousand for the year ended December 31, 2010 and $21,723 thousand for the year ended December 31, 2009. Excluding the impact of unlocking, amortization related to universal life increased as a result of higher mortality margins. Amortization related to annuities, excluding the impact of unlocking, also increased as a result of lower market performance and smaller improvement in the net amount at risk related to death benefit and other insurance benefit reserves.

Net realized investment losses increased $8,378 thousand to $17,556 thousand in the year ended December 31, 2010, compared to $9,178 thousand in the year ended December 31, 2009. This increase in realized losses was a result of realized losses on derivative assets and liabilities which increased $25,860 thousand to a loss of $5,699 thousand in the year ended December 31, 2010 compared to a gain of $20,161 thousand in the year ended December 31, 2009. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which had increased losses of $7,994 thousand for the year ended December 31, 2010 compared to December 31, 2009. Of this loss, $6,904 thousand was associated with the non-performance risk factor. In addition, losses of $17,866 thousand were recognized on our surplus hedge that was entered into during 2010.

The decline in premiums was primarily related to lower sales in 2010 compared to 2009.

Policy benefits decreased $36,091 thousand to $213,366 thousand for the year ended December 31, 2010 from $249,457 thousand for the year ended December 31, 2009. Unlocking adjustments of $5,249 thousand and $17,452 thousand in 2010 and 2009, respectively, decreased overall death benefit and other insurance benefit reserves. Excluding the impact of unlocking, policyholder benefits decreased primarily as a result of improved mortality on universal life.

Operating expenses decreased $21,892 thousand to $99,094 thousand for the year ended December 31, 2010 from $120,986 thousand in the year ended December 31, 2009. This was a result of the significant expense reductions implemented throughout 2010.

Our tax benefit increased by $16,714 thousand to $10,707 thousand for the year ended December 31, 2010 from a tax expense of $6,007 thousand in the year ended December 31, 2009. This was a result of the decrease in pre-tax income and a reduction in the valuation allowance in the current year.

Effects of Inflation

For the years 2010, 2009 and 2008, inflation did not have a material effect on our results of operations.

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

We also measure, manage and monitor market risk associated with our general account investments, both those backing insurance liabilities and those supporting surplus. This process involves Corporate Portfolio Management and Goodwin Capital Advisers, Inc. (“Goodwin”), the Hartford-based asset management affiliate of PNX. These organizations work together, make recommendations and report results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt Securities Held in General Account,” for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2010, our asset and liability portfolio durations were approximately matched, but reflected somewhat lower asset durations because of our recent emphasis on liquidity. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income	As of December 31, 2010
Financial Instruments:		-100 Basis		+100 Basis
($ in thousands)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$51,059	$51,100	$51,059	$51,018
Available-for-sale debt securities	1,520,398	1,582,282	1,520,398	1,458,521
Total	$1,571,457	$1,633,382	$1,571,457	$1,509,539

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

The table below shows the interest rate sensitivity of our general account derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

Interest Rate Sensitivity of Derivatives:	As of December 31, 2010
($ in thousands)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Equity futures	$52,887	0.2	$6,223	$6,128	$6,032
Interest rate swaps	77,000	7.3	7,400	2,124	(2,787)
Variable swaps	935	6.0	(613)	(577)	(544)
Call options	34,837	0.9	5,133	5,251	5,395
Put options	235,000	6.9	52,777	45,019	38,240
Swaptions	14,000	0.5	3,492	2,096	1,028
Totals – general account	$414,659		$74,412	$60,041	$47,364

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products, as well as from our holdings of mutual funds, private equity partnership interests and other equities. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies. We also manage equity price risk through industry and issuer diversification and asset allocation techniques.

Certain annuity products sold by us contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2010 and 2009, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $108,269 thousand and $274,856 thousand, respectively. This was our exposure to loss had all contract owners died on either December 31, 2010 or 2009. See Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Certain life and annuity products sold by us contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The GMAB guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The GMWB guarantees that a policyholder can withdraw a certain percentage for life regardless of market performance. The GMIB guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We also offer a combination rider that offers both GMAB and GMDB benefits. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We hedge our GMAB and GMWB exposure. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The liabilities related to these benefits totaled $30,481 thousand and $40,298 thousand at December 31, 2010 and 2009, respectively.

We analyze the sensitivity of a change in the separate account performance assumption as it is critical to the development of the EGPs related to our variable annuity and variable life insurance business. Equity market movements have a significant impact on the account value of variable life and annuity products and fees earned. Sustained and significant changes in the equity markets could therefore have an impact on deferred policy acquisition cost amortization.

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2010 we had reprojected EGPs using a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $3,298 thousand, before taxes.

If, instead, at December 31, 2010 we had reprojected EGPs using a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated decrease to amortization and increase to net income would have been approximately $2,945 thousand, before taxes.

See Note 4 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding deferred policy acquisition costs.

Debt Securities Held in General Account

Our general account debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2010, our general account debt securities, with a carrying value of $1,520,398 thousand, represented 90.5% of total general account investments. Public debt securities represented 78.8% of total debt securities, with the remaining 21.2% represented by private debt securities.

General Account Debt Securities	As of December 31, 2010
by Type and Credit Quality:	Investment Grade		Below Investment Grade
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$98,283	$96,137	$--	$--
State and political subdivision	31,600	31,764	909	1,328
Foreign government	14,646	13,563	1,440	1,120
Corporate	636,637	613,180	57,140	79,600
CMBS	165,192	162,325	8,763	10,525
RMBS	315,146	325,420	18,459	25,309
CDO/CLO	13,441	13,689	49,743	58,914
Other asset-backed	100,671	100,197	8,328	8,435
Total debt securities	$1,375,616	$1,356,275	$144,782	$185,231

Percentage of total debt securities	90.5%	88.0%	9.5%	12.0%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2010 in our debt securities portfolio are banking (5.3%), electric utilities (4.2%), insurance (3.2%), diversified financial services (3.1%) and oil (2.4%).

Residential Mortgage-Backed Securities

The weakness in the U.S. residential real estate markets, tighter credit standards and high unemployment, continue to impact the RMBS market. Delinquency rates for all sectors of the RMBS market, including sub-prime, Alt-A and prime, are above historical averages.

We invest directly in RMBS through our general account. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. When making investment decisions, we have been focused on identifying those securities that could withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. At December 31, 2010, 76.1% of the total residential portfolio was rated AAA or AA. We have $46,921 thousand of sub-prime exposure, $66,822 thousand of Alt-A exposure and $105,579 thousand of prime exposure, which combined amount to 12.6% of our general account. The majority of our sub-prime, Alt-A, and prime exposure is investment grade, with 57% being AAA rated, and another 13% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2010 totaled $4,652 thousand. These impairments consist of $266 thousand from prime, $655 thousand from Alt-A and $3,731 thousand from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2010
	Carrying	Market	% General					BB and
	Value(1)	Value(1)	Account(2)	AAA	AA	A	BBB	Below
Collateral
Agency	$112,533	$114,283	6.6%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	110,413	105,579	6.1%	65.0%	3.8%	4.2%	2.6%	24.4%
Alt-A	71,806	66,822	3.8%	47.3%	9.6%	13.9%	0.0%	29.2%
Sub-prime	55,977	46,921	2.7%	52.4%	8.8%	0.0%	11.4%	27.4%
Total	$350,729	$333,605	19.2%	71.7%	4.4%	4.1%	2.4%	17.4%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$70,097	$68,578	3.9%	0.0%	0.0%	0.0%	11.1%	37.4%	51.5%
AA	4,112	4,027	0.2%	0.0%	0.0%	23.8%	0.0%	76.2%	0.0%
A	4,456	4,437	0.3%	0.0%	0.0%	0.0%	61.6%	38.4%	0.0%
BBB	2,987	2,798	0.2%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BB and Below	28,761	25,739	1.5%	0.0%	4.2%	42.6%	50.3%	0.4%	2.5%
Total	$110,413	$105,579	6.1%	0.0%	1.0%	11.3%	24.7%	28.9%	34.1%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$32,188	$31,593	1.8%	0.0%	0.0%	0.0%	0.0%	50.1%	49.9%
AA	6,860	6,400	0.4%	0.0%	0.0%	56.2%	0.0%	20.6%	23.2%
A	9,291	9,296	0.6%	0.0%	0.0%	0.0%	88.1%	4.5%	7.4%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and Below	23,467	19,533	1.1%	0.0%	15.5%	23.2%	60.3%	0.0%	1.0%
Total	$71,806	$66,822	3.9%	0.0%	4.5%	12.2%	29.9%	26.3%	27.1%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2010
				Year of Issue
	Carrying	Market	% General						2003 &
	Value	Value	Account(1)	2010	2007	2006	2005	2004	Prior
Rating
AAA	$25,001	$24,577	1.4%	19.8%	12.4%	13.7%	8.1%	23.1%	22.9%
AA	4,624	4,125	0.2%	0.0%	0.0%	0.0%	60.8%	0.0%	39.2%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	8,330	5,340	0.3%	0.0%	57.6%	15.7%	10.4%	0.0%	16.3%
BB and Below	18,022	12,879	0.8%	0.0%	53.1%	13.4%	33.5%	0.0%	0.0%
Total	$55,977	$46,921	2.7%	10.4%	27.6%	12.6%	20.0%	12.1%	17.3%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2010
				Year of Issue
	Carrying	Market	% General	Post-				2004 and
	Value(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior
Rating
AAA	$119,458	$123,126	7.1%	5.7%	14.1%	21.2%	23.6%	35.4%
AA	20,082	18,719	1.1%	16.0%	16.6%	13.6%	22.2%	31.6%
A	22,750	23,794	1.3%	48.3%	2.2%	8.5%	0.0%	41.0%
BBB	10,716	8,275	0.5%	0.0%	71.4%	16.0%	0.0%	12.6%
BB and below	2,820	1,852	0.1%	0.0%	21.9%	0.0%	49.3%	28.8%
Total	$175,826	$175,766	10.1%	12.2%	15.5%	18.3%	19.4%	34.6%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $2,976 thousand and $1,811 thousand, respectively.

(2)

Percentages based on Market Value.

Realized Gains and Losses

The following table presents certain information with respect to realized investment gains and losses including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Realized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2010	2009	2008

Total other-than-temporary debt impairment losses	$(19,793)	$(48,605)	$--
Portion of loss recognized in other comprehensive income	8,994	25,691	--
Net debt impairments recognized in earnings	$(10,799)	$(22,914)	$--

Debt security impairments	$(10,799)	$(22,914)	$(52,057)
Other investment impairments	--	(1,093)	--
Impairment losses	(10,799)	(24,007)	(52,057)
Debt security transaction gains	2,797	9,043	1,550
Debt security transaction losses	(4,120)	(13,247)	(2,952)
Other investment transaction losses	265	(1,128)	(85)
Net transaction losses	(1,058)	(5,332)	(1,487)
Realized gains (losses) on derivative assets and liabilities	(5,699)	20,161	(118,511)
Net realized investment gains (losses), excluding impairment losses	(6,757)	14,829	(119,998)
Net realized investment losses, including impairment losses	$(17,556)	$(9,178)	$(172,055)

Other-Than-Temporary Impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The non-credit related loss component is equal to the difference between the fair value of a security and its impaired carrying value.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At December 31, 2010, this included securities with $24,659 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Debt Securities

Fixed maturity OTTIs recorded in 2010 were primarily concentrated in structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total impairments recognized through earnings related to such credit-related circumstances were $10,799 thousand in 2010 and $24,007 thousand in 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $8,994 thousand in 2010 and $25,691 thousand in 2009.

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

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities for	Years Ended December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2010	2009
($ in thousands)
Balance, beginning of year	$(12,442)	$(9,634)
Add: Credit losses on OTTIs not previously recognized	(2,193)	(10,957)
Less: Credit losses on securities sold	2,475	10,167
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(7,344)	(2,018)
Less: Credit losses upon adoption of ASC 815	2,169	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of year	$(17,335)	$(12,442)

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the balance sheet as a component of accumulated other comprehensive income (loss). The table below presents the special category of accumulated other comprehensive income for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of accumulated other comprehensive income) and the subsequent changes in fair value.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	Years Ended December 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,512)	(591)
CMBS	(4,519)	(1,739)
RMBS	(15,263)	(11,401)
CDO/CLO	(6,279)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(27,573)	$(23,429)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in accumulated other comprehensive income which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of December 31, 2010. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on
General Account Securities:	As of December 31, 2010
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$435,102	$174,494	$5,848	$254,760
Total amortized cost	513,538	179,674	6,002	327,862
Unrealized losses	$(78,436)	$(5,180)	$(154)	$(73,102)
Unrealized losses after offsets	$(7,703)	$(1,966)	$(10)	$(5,727)
Number of securities	315	134	7	174

Investment grade:
Unrealized losses	$(35,066)	$(4,924)	$(134)	$(30,008)
Unrealized losses after offsets	$(4,358)	$(1,932)	$(9)	$(2,417)

Below investment grade:
Unrealized losses	$(43,370)	$(256)	$(20)	$(43,094)
Unrealized losses after offsets	$(3,345)	$(34)	$(1)	$(3,310)

Total net unrealized losses on debt securities were $21,108 thousand (unrealized losses of $78,436 thousand less unrealized gains of $57,328 thousand).

For debt securities with gross unrealized losses, 56.6% of the unrealized losses after offsets pertain to investment grade securities and 43.4% of the unrealized losses after offsets pertain to below investment grade securities at December 31, 2010.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Gains (Losses) on
General Account Securities:	As of December 31, 2010
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities
Unrealized losses over 20% of cost	$(57,008)	$(1,024)	$(2,936)	$(53,048)
Unrealized gains (losses) over 20% of cost after offsets	$(4,460)	$(70)	$(201)	$(4,189)
Number of securities	60	3	9	48

Investment grade:
Unrealized losses over 20% of cost	$(19,704)	$(465)	$(2,690)	$(16,549)
Unrealized gains (losses) over 20% of cost after offsets	$(1,580)	$(32)	$(184)	$(1,364)

Below investment grade:
Unrealized losses over 20% of cost	$(37,304)	$(559)	$(246)	$(36,499)
Unrealized losses over 20% of cost after offsets	$(2,880)	$(38)	$(17)	$(2,825)

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

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2010		2009
($ in thousands)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$57,123	2%	$94,448	3%
Subject to discretionary withdrawal without adjustment	344,450	10%	383,433	11%
Subject to discretionary withdrawal with market value adjustment	386,513	11%	158,430	5%
Subject to discretionary withdrawal at contract value less surrender charge	51,250	1%	110,100	3%
Subject to discretionary withdrawal at market value	2,764,153	76%	2,703,172	78%
Total annuity contract reserves and deposit fund liability	$3,603,489	100%	$3,449,583	100%

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

Individual life insurance policies are less susceptible to withdrawals than annuity contracts because policyholders may incur surrender charges and be required to undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, most of our annuity contract reserves and deposit fund liabilities are subject to withdrawals at market value.

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2010, we had approximately $555,749 thousand in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2010 were $50,949 thousand.

The primary liquidity risks regarding cash inflows from our investment activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that our existing and expected sources of liquidity are adequate to meet both our current and anticipated needs.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. Rating downgrades may result in lower sales, higher surrenders and increased or decreased interest costs in connection with future borrowings.

On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and changed their outlook from negative to stable. On January 13, 2010, A.M. Best Company, Inc. downgraded our financial strength rating to B+ from B++ and maintained their negative outlook. On March 10, 2009, A.M. Best Company, Inc. downgraded our financial strength rating to B++ from A.

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

On February 12, 2009, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained their negative outlook. On August 6, 2009, Standard & Poor’s downgraded our financial strength rating of BBB- to BB. On May 7, 2009, Standard & Poor’s affirmed our financial strength rating of BBB-. On March 10, 2009, Standard & Poor’s downgraded our financial strength rating to BBB- from BBB.

The financial strength ratings as of March 18, 2011 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Stable
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Negative

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Contractual Obligations and Commercial Commitments

Contractual Obligations and
Commercial Commitments:	As of December 31, 2010
($ in thousands)	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Contractual Obligations Due
Purchase liabilities(1)	$2,506	$706	$1,200	$600	$--
Policyholder contractual obligation(2)	12,501,915	615,954	1,212,536	1,174,832	9,498,593
Total contractual obligations(3)	$12,504,421	$616,660	$1,213,736	$1,175,432	$9,498,593

Commercial Commitment Expirations
Other long-term liabilities(4)	$20,785	$15,817	$3,312	$1,656	$--
Total commercial commitments	$20,785	$15,817	$3,312	$1,656	$--

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

Future obligations are based on our estimate of future investment earnings, mortality and surrenders. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2010 balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(3)

Due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on unrecognized tax benefits.

 (4)

Other long-term liabilities relate to agreements to fund venture capital partnerships. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Obligations Related to Pension and Postretirement Employee Benefit Plans

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan, covering substantially all employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust, while the supplemental plans are unfunded. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

Employee benefit expense allocated to us for these benefits totaled $5,614 thousand, $12,817 thousand and $9,062 thousand for 2010, 2009 and 2008, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $3,581 thousand will be allocated to us.

Reinsurance

We maintain life reinsurance programs designed to protect against large or unusual losses in our life insurance business. Due to the downgrade of Scottish Re in February 2009, we are closely monitoring its financial situation and will periodically assess the recoverability of the reinsurance recoverable. As of December 31, 2010, Scottish Re was current on all its obligations to the Company. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $238,191 thousand at December 31, 2009 to $278,822 thousand at December 31, 2010. The principal factors resulting in this increase were net gain from operations of $77,571 thousand offset by $30,539 thousand of net realized losses.

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Connecticut Insurance Department has regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR) does not exceed certain risk-based capital levels.

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

Authorized Control Level – results when Total Adjusted Capital falls below 50% of Company Action Level RBC as defined by the NAIC where in addition to the above, the insurance regulators are permitted but not required to place the Company under regulatory control; and

Mandatory Control Level – results when Total Adjusted Capital falls below 35% of Company Action Level where insurance regulators are required to place the Company under regulatory control.

The estimated RBC of PHL Variable as of December 31, 2010 was in excess of 200% of the Company Action Level.

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our President and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our President and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the SEC Final Rule that permits the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Item 14.

Principal Accounting Fees and Services

The following is a description of the fees earned by PricewaterhouseCoopers LLP (“PwC”) for services rendered to the Company for each of the two years in the period ended December 31, 2010:

($ in thousands)	2010	2009

Audit fees	$275	$313
Audit-related fees	55	--
Tax fees	--	--
All other fees	--	12
Total fees	$330	$325

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

Audit-related Fees: The 2010 amount represents fees for control reviews and the performance of agreed-upon procedures.

All Other Fees: The 2009 amount includes examination assistance related to the quinquennial examination of the State of Connecticut Insurance Department.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this Annual Report on Form 10-K include:

1.

Financial Statements. The financial statements listed in Part II of the Table of Contents to this Annual Report on Form 10-K are filed as part of this Annual Report on Form 10-K;

2.

Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto; and

3.

Exhibits. Those items listed in the Exhibit Index in Section E of this Annual Report on Form 10-K which are marked with an (*) are filed with this Annual Report on Form 10-K.

*    *    *    *    *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHL VARIABLE INSURANCE COMPANY

(Registrant)

Dated:	March 21, 2011	By: /s/ James D. Wehr
James D. Wehr
President
(Principal Executive Officer)

Dated:	March 21, 2011	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 21, 2011	By: /s/ Michael E. Hanrahan
Michael E. Hanrahan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 21, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

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

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of James D. Wehr, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, President and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company, Inc at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers, LLP

Hartford, Connecticut

March 21, 2011

PHL VARIABLE INSURANCE COMPANY

Balance Sheets

($ in thousands, except share data)

December 31, 2010 and 2009

	2010	2009
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,541,506 and $1,390,874)	$1,520,398	$1,276,478
Venture capital partnerships, at equity in net assets	3,226	1,437
Policy loans, at unpaid principal balances	57,326	49,675
Other investments	90,757	76,120
Fair value option investments	11,731	4,266
Total investments	1,683,438	1,407,976
Cash and cash equivalents	51,059	83,518
Accrued investment income	12,019	11,007
Receivables	367,142	342,887
Deferred policy acquisition costs	594,126	837,567
Receivable from related parties	13,649	22,968
Other assets	54,727	36,344
Separate account assets	2,922,946	2,872,324
Total assets	$5,699,106	$5,614,591

LIABILITIES:
Policy liabilities and accruals	$1,283,034	$1,363,818
Policyholder deposit funds	793,142	673,725
Deferred income taxes	13,371	26,678
Payable to related parties	9,924	2,414
Other liabilities	66,534	61,668
Separate account liabilities	2,922,946	2,872,324
Total liabilities	5,088,951	5,000,627

CONTINGENT LIABILITIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	788,152
Accumulated deficit	(182,041)	(156,603)
Accumulated other comprehensive loss, net of tax	(12,456)	(20,085)
Total stockholder’s equity	610,155	613,964
Total liabilities and stockholder’s equity	$5,699,106	$5,614,591

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Income and Comprehensive Income

($ in thousands)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUES:
Premiums	$3,755	$11,420	$15,098
Insurance and investment product fees	409,455	413,531	361,354
Net investment income	73,727	78,767	90,963
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(19,793)	(49,698)	(52,057)
Portion of OTTI losses recognized in other comprehensive income	8,994	25,691	--
Net OTTI losses recognized in earnings	(10,799)	(24,007)	(52,057)
Net realized investment gains (losses), excluding OTTI losses	(6,757)	14,829	(119,998)
Total realized investment losses	(17,556)	(9,178)	(172,055)
Total revenues	469,381	494,540	295,360

BENEFITS AND EXPENSES:
Policy benefits	213,366	249,457	218,415
Policy acquisition cost amortization	192,504	139,243	262,132
Other operating expenses	99,094	120,986	97,504
Total benefits and expenses	504,964	509,686	578,051
Loss before income taxes	(35,583)	(15,146)	(282,691)
Income tax expense (benefit)	(10,707)	6,007	(87,497)
Net loss	$(24,876)	$(21,153)	$(195,194)

FEES PAID TO RELATED PARTIES (NOTE 11)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(24,876)	$(21,153)	$(195,194)
Net unrealized investment gains (losses)	13,187	49,762	(40,139)
Portion of OTTI losses recognized in other comprehensive income	(5,846)	(16,699)	--
Other comprehensive income (loss)	7,341	33,063	(40,139)
Comprehensive income (loss)	$(17,535)	$11,910	$(235,333)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Cash Flows

($ in thousands)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(24,876)	$(21,153)	$(195,194)
Net realized investment losses	17,556	9,178	172,055
Deferred income tax expense (benefit)	431	(22,733)	(85,666)
Increase in receivables	(44,476)	(25,514)	(281,490)
(Increase) decrease in accrued investment income	(8,629)	(686)	1,931
Decrease in deferred policy acquisition costs	168,461	80,197	138,030
Increase (decrease) in policy liabilities and accruals	(75,711)	(16,823)	401,684
Other assets and other liabilities change	(9,254)	4,269	(32,703)
Cash from operating activities	23,502	6,735	118,647

INVESTING ACTIVITIES:
Investment purchases	(2,087,724)	(2,282,817)	(1,442,908)
Investment sales, repayments and maturities	1,888,004	2,361,015	1,501,339
Policy loan advances, net	(7,651)	(14,758)	(12,098)
Cash from (for) investing activities	(207,371)	63,440	46,333

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	537,574	100,455	172,657
Policyholder deposit fund withdrawals	(400,164)	(304,297)	(454,371)
Capital contributions from parent	14,000	65,000	160,719
Cash from (for) financing activities	151,410	(138,842)	(120,995)
Change in cash and cash equivalents	(32,459)	(68,667)	43,985
Cash and cash equivalents, beginning of year	83,518	152,185	108,200
Cash and cash equivalents, end of year	$51,059	$83,518	$152,185

Included in cash and cash equivalents above is cash pledged as collateral of $6,870 thousand as of December 31, 2010.

During the year ended December 31, 2010, we received $14,000 thousand in capital contributions in cash. During the year ended December 31, 2009, we received $65,000 thousand in capital contributions in cash. During the year ended December 31, 2008, we received $169,934 thousand in capital contributions, of which $160,719 thousand was in cash and $9,215 thousand was in securities.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
COMMON STOCK:
Balance, beginning of year	$2,500	$2,500	$2,500
Balance, end of year	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$788,152	$723,152	$553,218
Capital contributions from parent	14,000	65,000	169,934
Balance, end of year	802,152	788,152	723,152

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of year	$(156,603)	$(141,288)	$53,906
Adjustment for initial application of accounting changes	(562)	5,838	--
Net loss	(24,876)	(21,153)	(195,194)
Balance, end of year	(182,041)	(156,603)	(141,288)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(20,085)	$(51,923)	$(11,784)
Adjustment for initial application of accounting changes	288	(1,225)	--
Other comprehensive income (loss)	7,341	33,063	(40,139)
Balance, end of year	$(12,456)	$(20,085)	$(51,923)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of year	$613,964	$532,441	$597,840
Change in stockholder’s equity	(3,809)	81,523	(65,399)
Balance, end of year	$610,155	$613,964	$532,441

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2010, 2009 and 2008

1.

Organization and Operations

PHL Variable Insurance Company (“PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. and PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company. Phoenix Home Life Mutual Insurance Company demutualized on June 25, 2001 by converting from a mutual life insurance company to a stock life insurance company, became a wholly-owned subsidiary of PNX and changed its name to Phoenix Life Insurance Company.

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products. In 2010, the Company repositioned its annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations, and had improved sales.

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

Use of Estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities and venture capital partnerships; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits expense.

Adoption of New Accounting Standards

Disclosures for Financing Receivables and Allowances for Credit Losses

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance within ASC 310, Receivables, that requires enhanced disclosures related to financing receivables and related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Our adoption of this amended guidance has resulted in additional disclosures but otherwise had no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Consolidation Analysis of Investments Held Through a Separate Account

In April 2010, the FASB issued amended guidance within ASC 810, Consolidation, to clarify that an insurance entity should not consider any separate account interests held for the benefit of policyholders to be the insurer’s interests nor should an entity combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The only exception is if the separate account interests are held for the benefit of a related party policy holder. This amended guidance also updated ASC 944, Financial Services – Insurance, to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. Our adoption in the first quarter of 2010 had no material effect on our financial statements.

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

Amendments to Consolidation Guidance for Variable Interest Entries

In June 2009, the FASB issued guidance to ASC 810, Consolidation, which amends consolidation requirements applicable to variable interest entities (“VIEs”). Significant amendments include changes in the method of determining the primary beneficiary of a variable interest entity by replacing the quantitative approach previously required with a qualitative approach. An entity would be considered a primary beneficiary and consolidate a VIE when the entity has both of the following characteristics; (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The new guidance also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE.

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

Significant Accounting Policies

Investments

Debt Securities

Our debt securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of other comprehensive income, net of applicable deferred policy acquisition costs and applicable deferred income taxes.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with original maturities of three months or less. As of December 31, 2010, $6,870 thousand of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of various assumptions, estimates and judgments about the future. Future EGPs are projected for the estimated lives of the contracts. The assumptions developed as part of our annual process are based on our current best estimates of future events. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both December 31, 2010 and 2009.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, as was the case in 2010, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Underlying assumptions for future periods of EGPs are not altered unless experience deviates significantly from original assumptions. For example, when lapses of our insurance products meaningfully exceed levels assumed in the existing policy projection, we adjust amortization to reflect the change in future premiums or EGPs resulting from the unexpected lapses. If revised EGPs based on new assumptions are lower, we would increase deferred policy acquisition cost amortization resulting in a reduction in the deferred policy acquisition cost asset. Favorable experience on key assumptions could result in a decrease to deferred policy acquisition cost amortization and an increase in the deferred policy acquisition costs asset.

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

Policyholder Deposit Funds

Amounts received as payment for certain universal life contracts, deferred annuities and other contracts without life contingencies are reported as deposits to policyholder deposit funds. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against the policyholder that is refundable. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract owner as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date.

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

Amounts received as payment for interest sensitive life contracts, deferred annuities and contracts without life contingencies are considered deposits and are not included in revenue. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts. Related benefit expenses include universal life benefit claims in excess of fund values, net investment income credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

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

Income Taxes

Income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, other comprehensive income and additional paid-in capital in the manner required by ASC 740, Accounting for Income Taxes.

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

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk. Due to the downgrade of Scottish Re, we closely monitored the situation and reassessed the recoverability of the reinsurance recoverable during the interim reporting periods of 2010. As of December 31, 2010, we believe we have no material exposure to uncollected amounts from Scottish Re.

The following table lists our top five reinsurance relationships by reinsurance recoverable balance as of December 31, 2010. Also included is the A.M. Best rating of each reinsurer as of March 18, 2011.

Principal Reinsurers:	Reinsurance	Reinsurer’s
($ in thousands)	Recoverable	A.M. Best
	Balances	Rating

RGA Reinsurance Company	$171,651	A	+
Swiss Reinsurance Group(1)	$139,575	A
AEGON USA(2)	$111,217	A	+
Scottish Re US Inc	$50,191	E
Munich American Reassurance Co	$44,715	A	+

———————

 (1)

Swiss Reinsurance Group includes Swiss Re Life & Health America and Reassure America Life Insurance Co.

(2)

Transamerica Life Insurance Co is a subsidiary of AEGON.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. As of December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. We also assume reinsurance from other insurers.

Direct Business and Reinsurance:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Direct premiums	$82,799	$95,823	$91,872
Premiums ceded to reinsurers	(79,044)	(84,403)	(76,774)
Premiums	$3,755	$11,420	$15,098

Direct policy benefits incurred	$226,542	$197,776	$151,636
Policy benefits assumed from reinsureds	3,815	3,590	140
Policy benefits ceded to reinsurers	(148,275)	(78,977)	(113,207)
Policy benefits	$82,082	$122,389	$38,569

Direct life insurance in-force	$73,616,813	$81,106,817	$84,226,234
Life insurance in-force assumed from reinsureds	71,594	80,402	94,595
Life insurance in-force ceded to reinsurers	(56,248,915)	(61,854,539)	(64,400,218)
Life insurance in-force	$17,439,492	$19,332,680	$19,920,611
Percentage of amount assumed to net insurance in-force	0.4%	0.4%	0.5%

3.

Reinsurance (continued)

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

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $131,284 thousand, $127,068 thousand and $179,846 thousand, net of reinsurance, for the years ended December 31, 2010, 2009 and 2008, respectively.

Irrevocable letters of credit aggregating $26,952 thousand at December 31, 2010 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

4.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Policy acquisition costs deferred	$24,043	$60,410	$284,659
Costs amortized to expenses:
Recurring costs	(194,573)	(139,828)	(281,333)
Realized investment gains (losses)	2,069	585	19,201
Deferred policy acquisition cost offset – ceded reserve and expense allowance	--	--	(160,556)
Offsets to net unrealized investment gains or losses included in other comprehensive income (loss)(1)	(98,432)	(149,998)	193,545
Cumulative effect of adoption of new guidance	(119)	2,634	--
Other	23,571	(1,364)	--
Change in deferred policy acquisition costs	(243,441)	(227,561)	55,516
Deferred policy acquisition costs, beginning of year	837,567	1,065,128	1,009,612
Deferred policy acquisition costs, end of year	$594,126	$837,567	$1,065,128

———————

(1)

An offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs.

The projection of EGPs requires the use of various assumptions, estimates and judgments about the future. Assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, expenses and reinsurance costs and recoveries. These assumptions are reviewed on a regular basis and are based on our past experience, industry studies, regulatory requirements and estimates about the future.

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

Upon completion of a study during the fourth quarter of 2009, we updated our best estimate assumptions used to project expected gross profits and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, cost of insurance charges, policy maintenance expenses, lapse experience, expense, net investment income. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. Additionally, we updated the lapse rate assumptions for annuities, decreasing the rates for variable annuities while increasing them for fixed annuities. We reflected a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulting in an increase in overall projected gross profits or margins. We also reflected the lower interest earned in investments, consistent with recent experience. These changes resulted in an increase in overall deferred policy acquisition cost amortization of $21,723 thousand.

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

5.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for universal life policies and include deposits received from customers and investment earnings on their fund balances which range from 3.00% to 4.75% as of December 31, 2010, less administrative and mortality charges.

6.

Investing Activities

Debt securities

Fair Value and Cost of Debt Securities:	As of December 31,
($ in thousands)	2010		2009
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$98,283	$96,137	$54,101	$54,526
State and political subdivision	32,509	33,092	6,075	6,491
Foreign government	16,086	14,683	13,885	12,678
Corporate	693,777	692,780	636,915	676,009
CMBS	173,955	172,850	97,381	109,132
RMBS	333,605	350,729	344,633	384,125
CDO/CLO	63,184	72,603	64,999	85,558
Other asset-backed	108,999	108,632	58,489	62,355
Available-for-sale debt securities	$1,520,398	$1,541,506	$1,276,478	$1,390,874

Unrealized Gains (Losses) from Debt Securities:	As of December 31,
($ in thousands)	2010		2009
	Gains	Losses	Gains	Losses

U.S. government and agency	$2,483	$(337)	$1,117	$(1,542)
State and political subdivision	216	(799)	22	(438)
Foreign government	1,463	(60)	1,235	(28)
Corporate	39,804	(38,807)	18,601	(57,695)
CMBS	5,673	(4,568)	627	(12,378)
RMBS	4,429	(21,553)	1,874	(41,366)
CDO/CLO	1,940	(11,359)	399	(20,958)
Other asset-backed	1,320	(953)	180	(4,046)
Debt securities gains and losses	$57,328	$(78,436)	$24,055	$(138,451)
Debt securities net losses		$(21,108)		$(114,396)

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the balance sheet as a component of accumulated other comprehensive income (loss). The table below presents the special category of accumulated other comprehensive income for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of accumulated other comprehensive income) and the subsequent changes in fair value.

Fixed Maturity Securities on which an OTTI Loss has been Recognized, by Type:	As of December 31,
($ in thousands)	2010(1)	2009(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,512)	(591)
CMBS	(4,519)	(1,739)
RMBS	(15,263)	(11,401)
CDO/CLO	(6,279)	(9,698)
Other asset-backed	--	--
Fixed maturity non-credit losses in AOCI	$(27,573)	$(23,429)

———————

 (1)

Represents the amount of non-credit OTTI losses recognized in accumulated other comprehensive income which excludes net unrealized losses on impaired securities. This was made effective as of January 2009.

6.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2010
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$592	$(8)	$3,613	$(329)	$4,205	$(337)
State and political subdivision	20,184	(381)	910	(418)	21,094	(799)
Foreign government	968	(60)	--	--	968	(60)
Corporate	38,680	(1,833)	89,756	(36,974)	128,436	(38,807)
CMBS	22,577	(401)	12,851	(4,167)	35,428	(4,568)
RMBS	61,907	(2,296)	96,254	(19,257)	158,161	(21,553)
CDO/CLO	88	--	43,920	(11,359)	44,008	(11,359)
Other asset-backed	35,346	(355)	7,456	(598)	42,802	(953)
Total temporarily impaired securities	$180,342	$(5,334)	$254,760	$(73,102)	$435,102	$(78,436)

Below investment grade	$3,946	$(276)	$88,564	$(43,094)	$92,510	$(43,370)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(35)		$(3,310)		$(3,345)

Number of securities		142		174		316

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of amortized cost totaled $37,304 thousand at December 31, 2010, of which $36,499 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell these securities before recovery.

Aging of Temporarily Impaired	As of December 31, 2009
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$5,477	$(82)	$2,482	$(1,460)	$7,959	$(1,542)
State and political subdivision	2,073	(27)	2,916	(411)	4,989	(438)
Foreign government	1,970	(28)	--	--	1,970	(28)
Corporate	42,590	(1,249)	182,079	(56,446)	224,669	(57,695)
CMBS	21,955	(220)	42,863	(12,158)	64,818	(12,378)
RMBS	104,826	(2,202)	152,818	(39,164)	257,644	(41,366)
CDO/CLO	3,558	(934)	58,288	(20,024)	61,846	(20,958)
Other asset-backed	20,733	(96)	20,441	(3,950)	41,174	(4,046)
Total temporarily impaired securities	$203,182	$(4,838)	$461,887	$(133,613)	$665,069	$(138,451)

Below investment grade	$13,119	$(1,499)	$124,409	$(65,887)	$137,528	$(67,386)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(323)		$(12,017)		$(12,340)

Number of securities		102		331		433

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of amortized cost totaled $60,960 thousand at December 31, 2009, of which $55,964 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2009 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell these securities before recovery.

6.

Investing Activities (continued)

Other-than-temporary impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The non-credit related loss component is equal to the difference between the fair value of a security and its impaired carrying value.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At December 31, 2010, this included securities with $24,659 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Debt Securities

Fixed maturity OTTIs recorded in 2010 were primarily concentrated in structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total impairments recognized through earnings related to such credit-related circumstances were $10,799 thousand in 2010 and $24,007 thousand in 2009.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $8,994 thousand in 2010 and $25,691 thousand in 2009.

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

6.

Investing Activities (continued)

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in other comprehensive income.

Credit Losses Recognized in Earnings on Debt Securities for	Years Ended December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2010	2009
($ in thousands)
Balance, beginning of year	$(12,442)	$(9,634)
Add: Credit losses on OTTIs not previously recognized	(2,193)	(10,957)
Less: Credit losses on securities sold	2,475	10,167
Less: Credit losses on securities impaired due to intent to sell	--	--
Add: Credit losses on previously impaired securities	(7,344)	(2,018)
Less: Credit losses upon adoption of ASC 815	2,169	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of year	$(17,335)	$(12,442)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Contributions	$2,000	$1,437	$--
Equity in earnings (loss) of partnerships	(120)	--	--
Distributions	(91)	--	--
Change in venture capital partnerships	1,789	1,437	--
Venture capital partnership investments, beginning of year	1,437	--	--
Venture capital partnership investments, end of year	$3,226	$1,437	$--

Net investment income

Sources of Net Investment Income:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Debt securities	$69,219	$74,237	$89,141
Policy loans	3,012	2,587	1,677
Other investments	1,753	2,051	2
Fair value option investments	1,028	176	--
Venture capital	(120)	--	--
Other income	157	112	113
Cash and cash equivalents	34	21	2,018
Total investment income	75,083	79,184	92,951
Investment expenses	(1,356)	(417)	(1,988)
Net investment income	$73,727	$78,767	$90,963

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Realized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2010	2009	2008

Total other-than-temporary debt impairment losses	$(19,793)	$(48,605)	$--
Portion of loss recognized in other comprehensive income	8,994	25,691	--
Net debt impairments recognized in earnings	$(10,799)	$(22,914)	$--

Debt security impairments	$(10,799)	$(22,914)	$(52,057)
Other investment impairments	--	(1,093)	--
Impairment losses	(10,799)	(24,007)	(52,057)
Debt security transaction gains	2,797	9,043	1,550
Debt security transaction losses	(4,120)	(13,247)	(2,952)
Other investment transaction losses	265	(1,128)	(85)
Net transaction losses	(1,058)	(5,332)	(1,487)
Realized gains (losses) on derivative assets and liabilities	(5,699)	20,161	(118,511)
Net realized investment gains (losses), excluding impairment losses	(6,757)	14,829	(119,998)
Net realized investment losses, including impairment losses	$(17,556)	$(9,178)	$(172,055)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2010	2009	2008

Debt securities	$92,080	$198,748	$(250,029)
Other investments	(201)	2,116	(345)
Net unrealized investment gains (losses)	$91,879	$200,864	$(250,374)

Net unrealized investment gains (losses)	$91,879	$200,864	$(250,374)
Applicable deferred policy acquisition cost	(98,432)	(149,998)	193,545
Applicable deferred income tax expense (benefit)	13,894	(17,803)	16,690
Offsets to net unrealized investment gains (losses)	(84,538)	(167,801)	210,235
Net unrealized investment gains (losses) included in other comprehensive income	$7,341	$33,063	$(40,139)

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2010 and 2009, we had on deposit securities with a fair value of $7,131 thousand and $6,788 thousand, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Investing cash flows

Investment Purchases, Sales, Repayments and Maturities:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Debt security purchases	$(2,011,426)	$(2,215,933)	$(1,339,880)
Other investment purchases	(76,298)	(66,884)	(103,028)
Investment purchases	$(2,087,724)	$(2,282,817)	$(1,442,908)

Debt securities sales	$1,610,275	$1,917,089	$1,196,688
Debt securities maturities and repayments	241,750	421,627	268,509
Other investment sales	35,979	22,299	36,142
Investment sales, repayments and maturities	$1,888,004	$2,361,015	$1,501,339

6.

Investing Activities (continued)

Maturities of Debt Securities:	As of December 31, 2010
($ in thousands)	Cost	Fair Value

Due in one year or less	$200	$200
Due after one year through five years	284,729	293,291
Due after five years through ten years	387,567	403,866
Due after ten years	869,010	823,041
Total	$1,541,506	$1,520,398

The maturities of general account debt securities, as of December 31, 2010, are summarized in the table above by contractual sinking fund payment and maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we may have the right to put or sell the obligations back to the issuers.

Non-consolidated variable interest entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE. We reassess our VIE determination with respect to an entity on an ongoing basis.

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are primarily included in the venture capital category of the balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $3,226 thousand and $1,437 thousand as of December 31, 2010 and 2009, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and audited financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2010, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of December 31, 2010, we held derivative assets, net of liabilities, with a fair value of $82,415 thousand. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $18,920 thousand. Our maximum amount of loss due to credit risk with these issuers was $101,335 thousand. See Note 8 to these financial statements for more information regarding derivatives.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. In 2010 and 2009 there were no gains or losses on transfers of assets from the general account to a separate account.

Variable Annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below. We currently reinsure a significant portion of the death benefit guarantees associated with our in-force block of business. We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the GMDB are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the GMIB are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing deferred policy acquisition costs.

For annuities with GMDB and GMIB, 200 stochastically generated scenarios were used.

Separate Account Investments of Account Balances of Contracts with Guarantees:	As of December 31,
($ in thousands)	2010	2009

Debt securities	$599,803	$490,077
Equity funds	1,850,010	1,830,888
Other	68,677	79,707
Total	$2,518,490	$2,400,672

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	3,330	1,646
Paid	(3,823)	—
Liability balance as of December 31, 2010	$4,570	$17,457

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	3,403	(5,554)
Paid	(7,921)	--
Liability balance as of December 31, 2009	$5,063	$15,811

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2008
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2008	$3,109	$5,706
Incurred	10,281	15,659
Paid	(3,809)	--
Liability balance as of December 31, 2008	$9,581	$21,365

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

The GMAB rider provides the contract owner with a minimum accumulation of the contract owner’s purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GPAF rider provides the policyholder with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The COMBO rider includes the GMAB and GMWB riders as well as the GMDB rider at the policyholder’s option.

The GMWB, GMAB, GPAF and COMBO represent embedded derivatives in the variable and fixed indexed annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions.

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on policies issued after April 30, 2008 and to GMAB liabilities on policies issued after December 31, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. As of December 31, 2010 and 2009, the embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are listed in the table below. There were no benefit payments made for GMWB or GMAB during 2010 or 2009. There were benefit payments made for GPAF of $351 thousand and $516 thousand during 2010 and 2009.

In order to minimize the volatility associated with the unreinsured liabilities, we have established an alternative risk management strategy under which we hedge the GMAB and GMWB exposure using equity options, equity futures, swaps and swaptions. These investments are included in other investments on our balance sheet.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	December 31,
($ in thousands)	2010	2009

GMWB	$(1,664)	$3,575
GMAB	13,098	19,747
GPAF	2,286	1,749
COMBO	(595)	(584)
Index credits	(100)	--
Total embedded derivatives	$13,025	$24,487

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current GMDB in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable upon annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance.

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$981,787	$17,685	61
GMDB step up	1,507,216	82,613	62
GMDB earnings enhancement benefit (“EEB”)	47,123	291	61
GMDB greater of annual step up and roll up	32,083	7,680	65
Total GMDB at December 31, 2010	$2,568,209	$108,269

COMBO	$10,837		59
GMAB	427,315		56
GMIB	511,971		62
GMWB	587,053		61
GPAF	13,251		76
Total at December 31, 2010	$1,550,427

Additional Insurance Benefits:		Net Amount	Average
($ in thousands)	Account	At Risk After	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$1,046,389	$55,447	60
GMDB step up	1,499,571	207,939	61
GMDB earnings enhancement benefit (“EEB”)	49,090	1,436	61
GMDB greater of annual step up and roll up	32,833	10,034	64
Total GMDB at December 31, 2009	$2,627,883	$274,856

COMBO	$10,119		58
GMAB	406,186		55
GMIB	509,703		61
GMWB	562,931		60
GPAF	15,452		76
Total at December 31, 2009	$1,504,391

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

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

With the EEB, the death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

With the greater of annual step up and annual roll up, the death benefit is the greatest of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the eldest original owner attaining age 81. On and after the eldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the eldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

Universal Life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital markets volatility. At December 31, 2010 and 2009, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $95,742 thousand and $73,793 thousand, respectively.

8.

Derivative Instruments

Derivative Instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in other comprehensive income, or net income, depending on the nature and effectiveness of the hedge. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty. As of December 31, 2010, $6,870 thousand of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in			As of December 31
General Account:			2010		2009
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$77,000	2017-2018	$3,593	$1,469	$1,633	$--
Variance swaps	935	2015-2017	--	577	--	--
Swaptions	14,000	2011	2,097	--	1,161	--
Put options	235,000	2014-2023	45,019	--	65,974	--
Call options	34,837	2011-2015	11,231	5,980	--	--
Equity futures	52,887	2011	28,501	--	7,338	--
Total non-hedging derivative instruments	$414,659		$90,441	$8,026	$76,106	$--

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

8.

Derivative Instruments (continued)

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

An equity index call option affords the Company the right to buy a specified equity index at the established price determined at the time the instrument was purchased. The Company uses exact-dated options, which are traded over-the-counter with another party (referred to as the counterparty) to closely replicate the option payoff profile embedded in EIA and EIUL liabilities.

Contingent Features

Derivative counterparty agreements contain certain provisions that require our insurance companies’ financial strength rating to be above a certain threshold. If our financial strength ratings were to fall below a specified rating threshold, certain derivative counterparties could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or even trigger a termination of existing derivatives and/or future derivative transactions.

In a couple of derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of a rating downgrade in early 2009. However, the Company held no derivative instruments as of December 31, 2010 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

9.

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$68,724	$29,559	$--	$98,283
State and political subdivision	--	32,509	--	32,509
Foreign government	--	16,086	--	16,086
Corporate	--	663,717	30,060	693,777
CMBS	--	163,647	10,308	173,955
RMBS	--	326,168	7,437	333,605
CDO/CLO	--	--	63,184	63,184
Other asset-backed	--	89,328	19,671	108,999
Derivative assets	--	90,441	--	90,441
Separate account assets(1)	2,800,500	77,195	--	2,877,695
Fair value option investments	--	4,442	7,289	11,731
Total assets	$2,869,224	$1,493,092	$137,949	$4,500,265
Liabilities
Embedded derivative liabilities	$--	$8,026	$13,025	$21,051
Total liabilities	$--	$8,026	$13,025	$21,051

———————

(1)

Excludes $37,949 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $7,302 thousand in cash and cash equivalents and money market funds.

There were no transfers between Level 1 and Level 2 assets for the year ended December 31, 2010.

9.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2009
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$32,800	$21,301	$--	$54,101
State and political subdivision	--	6,075	--	6,075
Foreign government	--	13,885	--	13,885
Corporate	--	595,658	41,257	636,915
CMBS	--	85,597	11,784	97,381
RMBS	--	328,996	15,637	344,633
CDO/CLO	--	--	64,999	64,999
Other asset-backed	--	39,635	18,854	58,489
Derivative assets	--	76,106	--	76,106
Separate account assets(1)	2,741,537	84,553	--	2,826,090
Fair value option investments	--	4,266	--	4,266
Total assets	$2,774,337	$1,256,072	$152,531	$4,182,940
Liabilities
Derivative liabilities	$--	$--	$24,487	$24,487
Total liabilities	$--	$--	$24,487	$24,487

———————

(1)

Excludes $34,781 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $11,453 thousand in cash and cash equivalents and money market funds.

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2010		2009
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$51,059	$51,059	$83,518	$83,518
Debt securities	1,520,398	1,520,398	1,276,478	1,276,478
Separate account assets	2,922,946	2,922,946	2,872,324	2,872,324
Policy loans	57,326	57,326	49,675	49,675
Derivative financial instruments	90,441	90,441	76,106	76,106
Fair value option investments	11,731	11,731	4,266	4,266
Financial assets	$4,653,901	$4,653,901	$4,362,367	$4,362,367

Investment contracts	$793,142	$804,107	$673,725	$684,369
Separate account liabilities	2,922,946	2,922,946	2,872,324	2,872,324
Derivative financial instruments	21,051	21,051	24,487	24,487
Financial liabilities	$3,737,139	$3,748,104	$3,570,536	$3,581,180

Fair value option investments include a structured loan asset valued at $4,442 thousand as of December 31, 2010. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the securities’ underlying economics. Changes in the fair value of this asset are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in eight securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $7,289 thousand as of December 31, 2010. This election was not in existence at December 31, 2009.

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

9.

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

Structured Securities

For structured securities, we consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use. For securities for which observable market data is available and substantiated, valuations reflect the quoted fair value.

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligations (“CDO”) assets for which current pricing indications either did not exist, or were based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default (LGD) or recovery rate, collateral prepayment rate and reinvestment spread.

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

9.

Fair Value of Financial Instruments (continued)

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

Fair values for OTC derivative financial instruments, principally forwards, options and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives or other OTC trades, while taking into account the counterparty’s credit ratings, or our own credit ratings, as appropriate. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.

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

Valuation of Embedded Derivatives

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivatives are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivatives associated with our fixed indexed annuity is calculated using the budget method where the initial value is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at December 31, 2010 and 2009 was a reduction of $19,231 thousand and $19,045 thousand in the reserves associated with these riders, respectively.

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

9.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2010
($ in thousands)	Asset-					Fair Value	Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Options	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$--	$152,531
Purchases	20,939	19,314	45,151	2,556	3,383	--	91,343
Sales	(16,867)	(20,950)	(57,254)	(6,172)	(8,339)	--	(109,582)
Adjustment for initial application of accounting changes(1)	--	(7,289)	--	--	--	7,289	--
Transfers into Level 3(2)	--	--	2,020	--	3	--	2,023
Transfers out of Level 3(3)	(5,667)	--	(7,143)	--	(2,955)	--	(15,765)
Realized gains (losses) included in earnings	(51)	(4,130)	25	(1,793)	(144)	--	(6,093)
Unrealized gains (losses) included in other comprehensive income (loss)	2,230	11,135	6,014	3,930	(402)	--	22,907
Amortization/accretion	233	105	(10)	3	254	--	585
Balance, end of period	$19,671	$63,184	$30,060	$10,308	$7,437	$7,289	$137,949

——————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the year ended December 31, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(3)

Transfers out of Level 3 for the year ended December 31, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	As of December 31, 2009
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$23,403	$38,683	$52,665	$19,191	$17,930	$151,872
Net purchases	1,000	218	17,024	2,337	1,035	21,614
Net sales	(5,433)	(1,735)	(35,787)	(7,551)	(2,034)	(52,540)
Transfers into Level 3(1)	3,407	857	22,923	--	38	27,225
Transfers out of Level 3(2)	(5,863)	--	(22,985)	(6,743)	(3,278)	(38,869)
Realized gains (losses) included in earnings	(1,345)	(3,380)	(3,071)	--	(2,466)	(10,262)
Unrealized gains (losses) included in other comprehensive income (loss)	3,686	30,279	10,447	4,546	2,725	51,683
Amortization/accretion	(1)	77	41	4	1,687	1,808
Balance, end of period	$18,854	$64,999	$41,257	$11,784	$15,637	$152,531

———————

(1)

Transfers into Level 3 for the year ended December 31, 2009 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the year ended December 31, 2009 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

9.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Years Ended December 31,
($ in millions)	2010	2009
	Embedded Derivatives

Balance, beginning of year	$24,487	$118,028
Net purchases/(sales)	--	--
Transfers into Level 3	--	--
Transfers out of Level 3	--	--
Realized (gains) losses	(11,462)	(93,541)
Unrealized (gains) losses included in other comprehensive loss	--	--
Amortization/accretion	--	--
Balance, end of year	$13,025	$24,487
Portion of (gain) loss included in net loss relating to those liabilities still held	$(11,462)	$(93,541)

10.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Income tax expense (benefit) attributable to:
Current	$(11,138)	$28,445	$(1,831)
Deferred	431	(22,438)	(85,666)
Income tax expense (benefit)	$(10,707)	$6,007	$(87,497)
Income taxes paid (recovered)	$1,264	$11,489	$(13,262)

Effective Income Tax Rate:	Years Ended December 31,
($ in thousands)	2010	2009	2008

Income (loss) before income taxes	$(35,583)	$(15,146)	$(282,691)
Income taxes at statutory rate of 35.0%	(12,454)	(5,301)	(98,942)
Dividend received deduction	(591)	(1,376)	(2,584)
ASC 740 increase (decrease)	(52)	(667)	1,242
Valuation allowance increase (decrease)	(400)	9,500	12,800
IRS audit settlements/adjustments	2,488	3,843	--
Other, net	302	8	(13)
Applicable income taxes (benefit)	$(10,707)	$6,007	$(87,497)
Effective income tax rates	30.1%	(39.7%)	31.0%

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2010	2009

Deferred income tax assets:
Future policyholder benefits	$61,608	$92,996
Unearned premiums / deferred revenues	21,450	25,808
Investments	36,678	33,208
Net operating and capital loss carryover benefits	44,454	58,624
Valuation allowance	(10,800)	(22,600)
Gross deferred income tax assets	153,390	188,036

Deferred income tax liabilities:
Deferred policy acquisition costs	156,406	207,852
Other	10,355	6,862
Gross deferred income tax liabilities	166,761	214,714
Deferred income tax liabilities	$13,371	$26,678

10.

Income Taxes (continued)

As of December 31, 2010, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Excluding the increase to the valuation allowance of $200 thousand related to the adoption of a new accounting standard, we recognized a decrease in the valuation allowance of $12,000 thousand for the year ended December 31, 2010. This decrease was primarily driven by the improvement in the gross unrealized gains.

Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. The decrease to the valuation allowance corresponds to a decrease of $400 thousand in income statement related deferred tax balances and a decrease of $11,600 thousand in other comprehensive income related deferred tax balances. An income tax benefit of $10,707 thousand recognized through the income statement primarily reflects the utilization of current year losses.

We carried a valuation allowance of $10,800 thousand on $164,190 thousand of deferred tax assets at December 31, 2010, due to uncertainties related to our ability to utilize some of the deferred tax assets that are expected to reverse as capital losses. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets are expected to reverse.

We have concluded that a valuation allowance on the remaining $153,390 thousand of deferred tax assets at December 31, 2010, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

As of December 31, 2010, $44,454 thousand of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $27,560 thousand related to $78,743 thousand of federal net operating losses are scheduled to expire in 2022, 2023, 2024 and 2025. An additional $16,894 thousand related to $48,269 thousand of federal capital losses are scheduled to expire in 2014 and 2015. As of December 31, 2010, a full valuation allowance was carried against the capital loss carryforwards after consideration of available capital deferred tax liabilities and tax planning actions.

As of December 31, 2010, in accordance with the tax sharing agreement, we had an intercompany current tax payable of $5,800 thousand.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. During 2010, the Company resolved examination issues for tax years 2006 and 2007. No material unanticipated assessments were incurred and no increases were necessary to our liability for uncertain tax positions.

We assess all significant tax positions to determine if a liability for uncertain tax positions is necessary, and, if so, the impact on the current and deferred income tax balances. Also, if indicated, we recognize interest or penalties related to income taxes as a component of the income tax provision. The interest and penalties recorded during the 12 month periods ending December 31, 2010 and 2009 were not material. We did not have an accrual for the payment of interest and penalties as of December 31, 2010.

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

10.

Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2010	2009
($ in thousands)
Balance, beginning of year	$52	$52
Additions (reductions) for tax positions of prior years	(52)	--
Settlements with taxing authorities	--	--
Balance, end of year	$--	$52

11.

Related Party Transactions

Capital Contributions

During the year ended December 31, 2010, we received $14,000 thousand in capital contributions from PM Holdings, Inc.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process. The expenses allocated to us were $69,670 thousand, $130,633 thousand and $221,925 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Amounts payable to Phoenix Life were $5,893 thousand as of December 31, 2010. Amounts payable from Phoenix Life were $1,170 thousand as of December 31, 2009.

As of December 31, 2010, there was no receivable due from Saybrus Partners, Inc. (“Saybrus”). As of December 31, 2009, we had a $7,256 thousand receivable from Saybrus for administrative and other services provided. This receivable was settled in the first quarter of 2010.

Effective in 2010, Saybrus, a majority-owned subsidiary of PNX, provides wholesaling services to various third-party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus on our behalf were $2,675 thousand as of December 31, 2010. Commission amounts payable to Saybrus were $413 thousand as of December 31, 2010.

We have a contract with Phoenix Life whereby we cede to Phoenix Life certain of the liabilities related to guarantees on our annuity products. Because this contract does not transfer sufficient risk to qualify for reinsurance accounting, we account for ceded liabilities as a deposit asset. The asset on deposit with Phoenix Life was $407 thousand and $2,006 thousand at December 31, 2010 and 2009, respectively. This amount is included in our balance sheet in other general account assets. Amounts due from Phoenix Life under this contract were $13,548 thousand and $8,553 thousand at December 31, 2010 and 2009, respectively.

Goodwin Capital Advisers, Inc. (“Goodwin”), an indirect wholly-owned subsidiary of PNX, provides investment advisory services to us for a fee. Investment advisory fees incurred by us for management of general account assets under this arrangement were $1,362 thousand, $381 thousand and $1,982 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Amounts payable to Goodwin were $339 thousand and $119 thousand, as of December 31, 2010 and 2009, respectively.

Phoenix Variable Advisors, Inc (“PVA”), an indirect wholly-owned subsidiary of Phoenix Life, was the investment advisor for the variable product separate accounts until the fourth quarter of 2010. Up until this time, they received variable product separate account fees on our behalf and forwarded them to us, net of sub-advisory fees they paid. Amounts due from PVA for those fees were $0 and $199 thousand as of December 31, 2010 and 2009, respectively.

Effective September 20, 2010, 1851 Securities, Inc., a wholly-owned subsidiary of PM Holdings, Inc., became the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Commissions paid by Phoenix Life on our behalf were $15,736 thousand for the year ended December 31, 2010.

11.

Related Party Transactions (continued)

Prior to September 20, 2010, Phoenix Equity Planning Corporation (“PEPCO”), an indirect wholly-owned subsidiary of PNX, was the principal underwriter. Commissions paid by Phoenix Life on our behalf were $9,029 thousand, $16,271 thousand and $47,810 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $8,265 thousand (less commission reversals of $10,764 thousand due to policy rescissions), $39,876 thousand and $186,112 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Amounts payable to Phoenix Life were $1,022 thousand and $1,277 thousand as of December 31, 2010 and 2009, respectively.

Premium processing services

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due to Phoenix Life of $2,793 thousand and $0 as of December 31, 2010 and 2009, respectively. We do not charge any fees for this service.

State Farm Mutual Automobile Insurance Company (“State Farm”) is currently the owner of record of more than 5% of our ultimate parent company’s (PNX) outstanding common stock. In 2010, 2009 and 2008, we incurred $3,077 thousand, $25,272 thousand and $63,790 thousand, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due to Phoenix Life and Annuity of $47 thousand and $39 thousand as of December 31, 2010 and 2009, respectively. We do not charge any fees for this service.

In certain instances, Phoenix Life and Phoenix Life and Annuity may receive premiums on behalf of PHL Variable. There were no amounts due from Phoenix Life or Phoenix Life and Annuity as of December 31, 2010 and 2009, respectively.

12.

Employee Benefit Plans and Employment Agreements

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan, covering substantially all employees, provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under all plans are a function of years of service and compensation. The employee pension plan is funded with assets held in a trust while the supplemental plans are unfunded. Effective March 31, 2010, all benefit accruals under our funded and unfunded defined benefit plans were frozen.

Our ultimate parent company has historically provided employees with other post-employment benefits that include health care and life insurance. In December 2009, PNX announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the Company’s contribution to pre-65 retiree medical costs per participant will be reduced beginning with the 2011 plan year.

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

12.

Employee Benefit Plans and Employment Agreements (continued)

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits, is omitted as the information is not separately calculated for our participation in the plans. PNX, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.

Employee benefit expense allocated to us for these benefits totaled $5,614 thousand, $12,817 thousand and $9,062 thousand for 2010, 2009 and 2008, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $3,581 thousand will be allocated to us.

13.

Other Comprehensive Income

Sources of	Years Ended December 31,
Other Comprehensive Income:	2010		2009		2008
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized losses on investments	$79,757	$390	$173,746	$16,560	$(303,833)	$(71,010)
Net realized investment losses on available-for-sale securities included in net income	12,122	6,951	27,118	16,503	53,459	30,871
Net unrealized investment gains (losses)	91,879	7,341	200,864	33,063	(250,374)	(40,139)
Net unrealized losses on derivative instruments	--	--	--	--	--	--
Other comprehensive income (loss)	91,879	$7,341	200,864	$33,063	(250,374)	$(40,139)
Applicable deferred policy acquisition cost amortization	98,432		149,998		(193,545)
Applicable deferred income tax benefit	(13,894)		17,803		(16,690)
Offsets to other comprehensive income	84,538		167,801		(210,235)
Other comprehensive loss	$7,341		$33,063		$(40,139)

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2010		2009
($ in thousands)	Gross	Net	Gross	Net

Unrealized losses on investments	$(20,750)	$(12,456)	$(113,837)	$(20,085)
Unrealized gains on derivative instruments	--	--	--	--
Accumulated other comprehensive loss	(20,750)	$(12,456)	(113,837)	$(20,085)
Applicable deferred policy acquisition costs	11,337		(87,859)
Applicable deferred income taxes	(19,631)		(5,893)
Offsets to other comprehensive income	(8,294)		(93,752)
Accumulated other comprehensive loss	$(12,456)		$(20,085)

14.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2010, 2009 and 2008, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

14.

Statutory Financial Information and Regulatory Matters (continued)

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Our RBC was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2010 and 2009.

Statutory Financial Data:	As of or For the Years Ended December 31,
($ in thousands)	2010	2009	2008

Statutory capital and surplus	$275,698	$235,696	$273,028
Asset valuation reserve	3,124	2,494	343
Statutory capital, surplus and asset valuation reserve	$278,822	$238,190	$273,371
Statutory gain (loss) from operations	$77,571	$(31,030)	$(138,012)
Statutory net income (loss)	$47,033	$(87,546)	$(187,032)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2011 without prior approval.

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

Regulatory Matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority, the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

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

16.

Subsequent Events

On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and changed their outlook from negative to stable.