Form 10-Q
period 2011-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2011-05-16
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of May 12, 2011, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheets

($ in thousands, except share data)

March 31, 2011 (unaudited) and December 31, 2010

	Mar 31,	Dec 31,
	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,790,466 and $1,541,506)	$1,782,929	$1,520,398
Venture capital partnerships, at equity in net assets	3,569	3,226
Policy loans, at unpaid principal balances	58,346	57,326
Other investments	83,149	90,757
Fair value option investments	12,019	11,731
Total investments	1,940,012	1,683,438
Cash and cash equivalents	37,419	51,059
Accrued investment income	14,964	12,019
Receivables	384,899	367,142
Deferred policy acquisition costs	590,124	594,126
Receivable from related parties	30,175	13,649
Other assets	53,114	54,727
Separate account assets	2,947,541	2,922,946
Total assets	$5,998,248	$5,699,106

LIABILITIES:
Policy liabilities and accruals	$1,293,761	$1,283,034
Policyholder deposit funds	977,257	793,142
Deferred income taxes	18,231	13,371
Payable to related parties	40,864	9,924
Other liabilities	96,734	66,534
Separate account liabilities	2,947,541	2,922,946
Total liabilities	5,374,388	5,088,951

CONTINGENT LIABILITIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	802,152
Accumulated deficit	(171,401)	(182,041)
Accumulated other comprehensive loss, net of tax	(9,391)	(12,456)
Total stockholder’s equity	623,860	610,155
Total liabilities and stockholder’s equity	$5,998,248	$5,699,106

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Income and Comprehensive Income

($ in thousands)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Premiums	$163	$1,179
Insurance and investment product fees	101,830	107,236
Net investment income	21,398	17,712
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(880)	(5,684)
Portion of OTTI losses recognized in other comprehensive income	386	2,116
Net OTTI losses recognized in earnings	(494)	(3,568)
Net realized investment gains (losses), excluding OTTI losses	(3,968)	4,562
Total realized investment gains (losses)	(4,462)	994
Total revenues	118,929	127,121

BENEFITS AND EXPENSES:
Policy benefits	50,569	55,521
Policy acquisition cost amortization	39,052	38,457
Other operating expenses	18,381	23,333
Total benefits and expenses	108,002	117,311
Income before income taxes	10,927	9,810
Income tax expense	287	3,958
Net income	$10,640	$5,852

COMPREHENSIVE INCOME (LOSS):
Net income	$10,640	$5,852
Net unrealized investment gains (losses)	3,316	(8,564)
Non-credit portion of OTTI losses recognized in other comprehensive income	(251)	(1,375)
Other comprehensive income (loss)	3,065	(9,939)
Comprehensive income (loss)	$13,705	$(4,087)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31
	2011	2010
OPERATING ACTIVITIES:
Net income	$10,640	$5,852
Net realized investment (gains) losses	4,462	(994)
Deferred income tax expense (benefit)	(483)	13,161
Increase in receivables	(24,927)	(6,642)
Increase in accrued investment income	(3,223)	(3,122)
Decrease in deferred policy acquisition costs	2,591	35,339
Increase (decrease) in policy liabilities and accruals	10,391	(27,277)
Other assets and other liabilities net change	33,378	(15,803)
Cash from operating activities	32,829	514

INVESTING ACTIVITIES:
Investment purchases	(703,069)	(564,609)
Investment sales, repayments and maturities	464,663	518,965
Policy loan advances, net	(1,020)	(3,356)
Cash for investing activities	(239,426)	(49,000)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	215,745	28,376
Policyholder deposit fund withdrawals	(22,788)	(39,765)
Capital contributions from parent	--	14,000
Cash from financing activities	192,957	2,611
Change in cash and cash equivalents	(13,640)	(45,875)
Cash and cash equivalents, beginning of period	51,059	83,518
Cash and cash equivalents, end of period	$37,419	$37,643

Included in cash and cash equivalents above is cash held as collateral by a third party of $7,510 thousand as of March 31, 2011. There was no cash held as collateral by a third party as of March 31, 2010.

During the three months ended March 31, 2011, the Company received no capital contributions. During the three months ended March 31, 2010, the Company received $14,000 thousand in capital contributions, all of which was in cash.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$788,152
Capital contributions from parent	--	14,000
Balance, end of period	$802,152	$802,152

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(182,041)	$(156,603)
Net income (loss)	10,640	5,852
Balance, end of period	$(171,401)	$(150,751)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(12,456)	$(20,085)
Other comprehensive income (loss)	3,065	(9,939)
Balance, end of period	$(9,391)	$(30,024)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610,155	$613,964
Change in stockholder’s equity	13,705	9,913
Balance, end of period	$623,860	$623,877

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three Months Ended March 31, 2011 and 2010

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

Subsequent to the first quarter of 2009, when we lost several key distribution partners and experienced downgrades to our ratings, the Company has had minimal sales of its life and annuity products. In 2010, the Company repositioned its annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations, and had improved annuity sales.

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K. Financial results for the three months ended March 31, 2011 are not necessarily indicative of full year results.

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

Adoption of new accounting standards

The Company did not adopt any new accounting standards during the quarter ended March 31, 2011. Our adoption of new accounting standards during 2010 are presented in the notes to our consolidated financial statements in our 2010 Annual Report on Form 10-K.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

Amendment to Troubled Debt Restructuring Guidance

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 310, Receivables, to clarify guidance on troubled debt restructurings related to a creditor’s determination of whether or not a restructuring constitutes a concession and if the debtor is experiencing financial difficulties. This guidance is effective for interim periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. We expect to adopt this guidance with no material effect on our financial statements.

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

Significant accounting policies

Our significant accounting policies are presented in the notes to our financial statements in our 2010 Annual Report on Form 10-K.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2011	2010

Policy acquisition costs deferred	$36,461	$3,118
Costs amortized to expenses:
Recurring costs	(38,894)	(39,674)
Realized investment gains (losses)	(158)	1,217
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive loss(1)	(5,270)	(58,087)
Other	3,859	5,113
Change in deferred policy acquisition costs	(4,002)	(88,313)
Deferred policy acquisition costs, beginning of period	594,126	837,567
Deferred policy acquisition costs, end of period	$590,124	$749,254

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

3.

Deferred Policy Acquisition Costs (continued)

We conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these assumption reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset is then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.”

During the three months ended March 31, 2011 and 2010, it was determined that an unlocking was not warranted.

4.

Investing Activities

Debt securities

Fair Value and Cost of General Account Securities:	March 31, 2011		December 31, 2010
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$107,902	$105,879	$98,283	$96,137
State and political subdivision	32,677	33,089	32,509	33,092
Foreign government	16,746	15,351	16,086	14,683
Corporate	777,566	770,850	693,777	692,780
CMBS	214,942	211,486	173,955	172,850
RMBS	434,860	449,449	333,605	350,729
CDO/CLO	64,112	70,570	63,184	72,603
Other asset-backed	134,124	133,792	108,999	108,632
Available-for-sale debt securities	$1,782,929	$1,790,466	$1,520,398	$1,541,506

Unrealized Gains (Losses) from General Account Securities:	March 31, 2011		December 31, 2010
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$2,328	$(305)	$2,483	$(337)
State and political subdivision	318	(730)	216	(799)
Foreign government	1,405	(10)	1,463	(60)
Corporate	40,562	(33,846)	39,804	(38,807)
CMBS	6,412	(2,956)	5,673	(4,568)
RMBS	4,720	(19,309)	4,429	(21,553)
CDO/CLO	1,591	(8,049)	1,940	(11,359)
Other asset-backed	1,381	(1,049)	1,320	(953)
Debt securities gains and losses	$58,717	$(66,254)	$57,328	$(78,436)
Debt securities net losses		$(7,537)		$(21,108)

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

4.

Investing Activities (continued)

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Mar 31,	Dec 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,504)	(1,512)
CMBS	(4,519)	(4,519)
RMBS	(15,675)	(15,263)
CDO/CLO	(5,432)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(27,130)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Aging of Temporarily Impaired	March 31, 2011
General Account Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$2,586	$(13)	$3,650	$(292)	$6,236	$(305)
State and political subdivision	17,249	(317)	915	(413)	18,164	(730)
Foreign government	1,017	(10)	--	--	1,017	(10)
Corporate	80,311	(1,869)	90,843	(31,977)	171,154	(33,846)
CMBS	23,416	(200)	8,626	(2,756)	32,042	(2,956)
RMBS	128,992	(3,022)	87,037	(16,287)	216,029	(19,309)
CDO/CLO	--	--	43,767	(8,049)	43,767	(8,049)
Other asset-backed	50,505	(504)	7,245	(545)	57,750	(1,049)
Total temporarily impaired securities	$304,076	$(5,935)	$242,083	$(60,319)	$546,159	$(66,254)

Below investment grade	$3,562	$(123)	$93,511	$(37,157)	$97,073	$(37,280)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(21)		$(3,122)		$(3,143)

Number of securities		192		156		348

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of amortized cost totaled $29,484 thousand at March 31, 2011, of which $29,148 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at March 31, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms and because it was more likely than not that we would not be required to sell these securities before recovery.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2010
General Account Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$592	$(8)	$3,613	$(329)	$4,205	$(337)
State and political subdivision	20,184	(381)	910	(418)	21,094	(799)
Foreign government	968	(60)	--	--	968	(60)
Corporate	38,680	(1,833)	89,756	(36,974)	128,436	(38,807)
CMBS	22,577	(401)	12,851	(4,167)	35,428	(4,568)
RMBS	61,907	(2,296)	96,254	(19,257)	158,161	(21,553)
CDO/CLO	88	--	43,920	(11,359)	44,008	(11,359)
Other asset-backed	35,346	(355)	7,456	(598)	42,802	(953)
Total temporarily impaired securities	$180,342	$(5,334)	$254,760	$(73,102)	$435,102	$(78,436)

Below investment grade	$3,946	$(276)	$88,564	$(43,094)	$92,510	$(43,370)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(35)		$(3,310)		$(3,345)

Number of securities		142		174		316

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

Maturities of General Account Debt Securities:	As of March 31, 2011
($ in thousands)	Fair	Amortized
	Value	Cost

Due in one year or less	$82,732	$82,349
Due after one year through five years	233,571	220,468
Due after five years through ten years	317,302	298,610
Due after ten years	301,286	323,742
CMBS/RMBS/ABS/CDO/CLO	848,038	865,297
Total	$1,782,929	$1,790,466

The maturities of general account debt securities, as of March 31, 2011, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

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

4.

Investing Activities (continued)

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At March 31, 2011, this included securities with $17,518 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed maturity OTTIs recorded in the first quarter of 2011 were primarily concentrated in corporate bonds and structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total impairments recognized through earnings related to such credit-related circumstances were $494 thousand in the first quarter of 2011 and $3,568 thousand in the first quarter of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $386 thousand in the first quarter of 2011 and $2,116 thousand in the first quarter of 2010.

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

Credit Losses Recognized in Earnings on Debt Securities for which a Portion	Three Months Ended
of the OTTI Loss was Recognized in Other Comprehensive Income:	March 31,
($ in thousands)	2011	2010

Balance, beginning of period	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	(250)	(246)
Add: Credit losses on securities previously impaired(1)	(244)	(3,322)
Less: Credit losses on securities impaired due to intent to sell	--	--
Less: Credit losses on securities sold	958	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of period	$(16,871)	$(16,010)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

4.

Investing Activities (continued)

Venture capital partnerships

The following table presents investments in limited partnerships interests. We make contributions to partnerships under existing or new funding commitments.

Investment Activity in Venture Capital Partnerships:	Three Months Ended
($ in thousands)	March 31,
	2011	2010

Contributions	$247	$137
Equity in earnings of partnerships	96	--
Distributions	--	(92)
Change in venture capital partnerships	343	45
Venture capital partnership investments, beginning of period	3,226	1,437
Venture capital partnership investments, end of period	$3,569	$1,482

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2011	2010

Debt securities	$20,442	$17,093
Policy loans	720	723
Other investments	104	147
Fair value option investments	274	85
Venture capital	96	--
Cash and cash equivalents	4	12
Total investment income	21,640	18,060
Less: Investment expenses	242	348
Net investment income	$21,398	$17,712

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in thousands)	2011	2010

Total other-than-temporary debt impairment losses	$(880)	$(5,684)
Portion of loss recognized in other comprehensive income	386	2,116
Net debt impairment losses recognized in earnings	$(494)	$(3,568)

Debt security impairments:
U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(250)	--
CMBS	--	(570)
RMBS	(244)	(1,484)
CDO/CLO	--	(1,514)
Other asset-backed	--	--
Net debt security impairments	(494)	(3,568)
Other investments impairments	--	--
Impairment losses	(494)	(3,568)
Debt security transaction gains	631	237
Debt security transaction losses	(325)	(1,624)
Other investments transaction gains (losses)	--	265
Net transaction losses	306	(1,122)
Realized gains (losses) on derivative assets and liabilities	(4,274)	5,684
Net realized investment gains (losses), excluding impairment losses	(3,968)	4,562
Net realized investment gains (losses), including impairment losses	$(4,462)	$994

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended
Net Unrealized Investment Gains (Losses):	March 31,
($ in thousands)	2011	2010

Debt securities	$13,571	$36,172
Equity securities	133	(47)
Other investments	(26)	322
Net unrealized investment gains	$13,678	$36,447

Net unrealized investment gains	$13,678	$36,447
Applicable deferred policy acquisition cost	5,270	58,087
Applicable deferred income tax expense (benefit)	5,343	(11,873)
Offsets to net unrealized investment losses	10,613	46,214
Net unrealized investment gains included in other comprehensive income	$3,065	$9,767

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

4.

Investing Activities (continued)

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in the venture capital category of the balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $3,569 thousand and $3,226 thousand as of March 31, 2011 and December 31, 2010, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of March 31, 2011, we held derivative assets, net of liabilities, with a fair value of $69,711 thousand. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $19,117 thousand. Our maximum amount of loss due to credit risk with these issuers was $88,828 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three month periods ended March 31, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Variable and fixed annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below.

Separate Account Investments of Account Balances of Contracts with Guarantees:	Mar 31,	Dec 31,
($ in thousands)	2011	2010

Debt securities	$748,076	$599,803
Equity funds	1,869,384	1,850,010
Other	66,025	68,677
Total	$2,683,485	$2,518,490

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

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

For annuities with GMDB and GMIB, reserves are calculated based on 200 stochastically generated scenarios. The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	March 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4,570	$17,456
Incurred	27	(799)
Paid	342	--
Liability balance as of March 31, 2011	$4,939	$16,657

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	3,330	1,646
Paid	(3,823)	--
Liability balance as of December 31, 2010	$4,570	$17,457

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$976,638	$10,566	61
GMDB step up	1,512,631	55,121	62
GMDB earnings enhancement benefit (EEB)	47,285	174	62
GMDB greater of annual step up and roll up	31,631	7,013	65
Total GMDB at March 31, 2011	$2,568,185	$72,874

GMDB return of premium	$981,787	$17,685	61
GMDB step up	1,507,216	82,613	62
GMDB earnings enhancement benefit (“EEB”)	47,123	291	61
GMDB greater of annual step up and roll up	32,083	7,680	65
Total GMDB at December 31, 2010	$2,568,209	$108,269

Return of Premium: The death benefit is the greater of current account value or premiums paid (less any adjusted partial withdrawals).

Step Up: The death benefit is the greater of current account value, premiums paid (less any adjusted partial withdrawals) or the annual step up amount prior to the oldest original owner attaining a certain age. On and after the oldest original owner attains that age, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the oldest original owner’s attaining that age plus premium payments (less any adjusted partial withdrawals) made since that date.

Earnings Enhancement Benefit: The death benefit is the greater of the premiums paid (less any adjusted partial withdrawals) or the current account value plus the EEB. The EEB is an additional amount designed to reduce the impact of taxes associated with distributing contract gains upon death.

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

Additional Insurance Benefits:		Average
($ in thousands)	Account	Attained Age
	Value	of Annuitant

COMBO	$10,950	59
GMAB	431,788	56
GMIB	513,578	62
GMWB	601,377	62
GPAF	14,317	76
Total at March 31, 2011	$1,572,010

COMBO	$10,837	59
GMAB	427,315	56
GMIB	511,971	62
GMWB	587,053	61
GPAF	13,251	76
Total at December 31, 2010	$1,550,427

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

We also offer certain separate account variable products with a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed minimum accumulation benefit (“GMAB”), a guaranteed pay-out annuity floor (“GPAF”) and a combination rider (“COMBO”).

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

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term.

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on policies issued after April 30, 2008 and to GMAB liabilities on policies issued after December 31, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract.

The GMWB, GMAB, GPAF, COMBO and index options represent embedded derivatives in the variable and fixed indexed annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF, COMBO and index option obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

In order to manage the risk associated with these embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions. We hedge our fixed index annuity options using equity index options. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF, COMBO and index options are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 or during the three months ended March 31, 2011. There were benefit payments made for GPAF of $351 thousand during 2010 and $44 thousand during the three months ended March 31, 2011.

Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in thousands)	2011	2010

GMWB	$(8,710)	$(1,664)
GMAB	8,057	13,098
GPAF	1,744	2,286
COMBO	(769)	(695)
Index options	937	(2,597)
Total embedded derivatives	$1,259	$10,428

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At March 1, 2011 and December 31, 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $104,530 thousand and $95,742 thousand, respectively.

6.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives generally do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. Derivatives that are designated as hedges for accounting purposes are also stated at fair value. However, changes in the fair value of such derivatives are recorded in other comprehensive income, or net income, depending on the nature and effectiveness of the hedge. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty. As of March 31, 2011, $7,510 thousand of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in			As of March 31,		As of December 31
General Account:			2011		2010
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$101,000	2017-2026	$7	$894	$3,593	$1,469
Variance swaps	935	2015-2017	--	1,952	--	577
Swaptions	25,000	2024	818	--	2,097	--
Put options	224,000	2014-2021	37,282	--	45,019	--
Call options	204,156	2011-2016	21,776	10,143	11,231	5,980
Equity futures	112,887	2011	22,817	--	28,501	--
Total non-hedging derivative instruments	$667,978		$82,700	$12,989	$90,441	$8,026

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

Equity Index Options

The Company uses equity index options to hedge against market risks from changes in equity markets, volatility and interest rates.

An equity index option affords the Company the right to make or receive payments based on a specified future level of an equity market index. The Company may use exchange-trade or OTC options.

Generally, the Company has used long-dated options to hedge its GMAB and GMWB liabilities and a combination of put and call options to hedge its fixed indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of a rating downgrade in early 2009. However, the Company held no derivative instruments as of March 31, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include government-backed mortgage products, certain collateralized mortgage and debt obligations and certain high-yield debt securities.

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

7.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of March 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$77,444	$30,458	$--	$107,902
State and political subdivision	--	32,677	--	32,677
Foreign government	--	16,746	--	16,746
Corporate	--	744,787	32,779	777,566
CMBS	--	192,861	22,081	214,942
RMBS	--	423,093	11,767	434,860
CDO/CLO	--	--	64,112	64,112
Other asset-backed	--	119,235	14,889	134,124
Derivative assets	--	82,700	--	82,700
Separate account assets(1)	2,828,966	73,487	--	2,902,453
Fair value option investments	--	4,537	7,482	12,019
Total assets	$2,906,410	$1,720,581	$153,110	$4,780,101
Liabilities
Embedded derivative liabilities	$--	$12,989	$1,259	$14,248
Total liabilities	$--	$12,989	$1,259	$14,248

———————

(1)

Excludes $38,973 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $6,115 thousand in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended March 31, 2011.

Assets and Liabilities at Fair Value:	As of December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$68,724	$29,559	$--	$98,283
State and political subdivision	--	32,509	--	32,509
Foreign government	--	16,086	--	16,086
Corporate	--	663,717	30,060	693,777
CMBS	--	163,647	10,308	173,955
RMBS	--	326,168	7,437	333,605
CDO/CLO	--	--	63,184	63,184
Other asset-backed	--	89,328	19,671	108,999
Derivative assets	--	90,441	--	90,441
Separate account assets(1)	2,800,500	77,195	--	2,877,695
Fair value option investments	--	4,442	7,289	11,731
Total assets	$2,869,224	$1,493,092	$137,949	$4,500,265
Liabilities
Embedded derivative liabilities	$--	$8,026	$10,428	$18,454
Total liabilities	$--	$8,026	$10,428	$18,454

———————

(1)

Excludes $37,949 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $7,302 thousand in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 for the year ended December 31, 2010.

7.

Fair Value of Financial Instruments (continued)

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

Level 3 Financial Assets:	Three Months Ended March 31, 2011
($ in thousands)	Asset-					Fair Value	Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Options	Assets

Balance, beginning of period	$19,671	$63,184	$30,060	$10,308	$7,437	$7,289	$137,949
Purchases	2,600	--	29	11,295	4,500	--	18,424
Sales	(994)	(2,027)	(9)	(122)	(197)	--	(3,349)
Transfers into Level 3(1)	--	--	--	--	--	--	--
Transfers out of Level 3(2)	(6,411)	--	--	--	--	--	(6,411)
Realized gains (losses) included in earnings	48	(71)	--	--	--	119	96
Unrealized gains (losses) included in other comprehensive income (loss)	(32)	2,960	2,683	600	(21)	61	6,251
Amortization/accretion	7	66	16	--	48	13	150
Balance, end of period	$14,889	$64,112	$32,779	$22,081	$11,767	$7,482	$153,110

———————

(1)

Transfers into Level 3 for the three months ended March 31, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended March 31, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Three Months Ended March 31, 2010
($ in thousands)	Asset-					Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$152,531
Purchases	5,999	50	41,465	1,327	1,035	49,876
Sales	(297)	(270)	(51,932)	(1,503)	(1,416)	(55,418)
Transfers into Level 3(1)	--	--	3,405	--	--	3,405
Transfers out of Level 3(2)	(5,914)	--	(8,710)	--	(3,270)	(17,894)
Realized gains (losses) included in earnings	5	(1,514)	25	--	--	(1,484)
Unrealized gains (losses) included in other comprehensive income (loss)	256	3,576	4,069	684	(1,820)	6,765
Amortization/accretion	3	5	(9)	2	114	115
Balance, end of period	$18,906	$66,846	$29,570	$12,294	$10,280	$137,896

———————

(1)

Net transfers into Level 3 for the three months ended March 31, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three months ended March 31, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Three Months Ended
($ in thousands)	March 31,
	2011	2010
	Embedded Derivatives

Balance, beginning of period	$(10,428)	$(26,113)
Net purchases/(sales)	--	--
Transfers into Level 3	--	--
Transfers out of Level 3	--	--
Realized gains (losses)	9,169	10,838
Unrealized gains (losses) included in other comprehensive loss	--	--
Amortization/accretion	--	--
Balance, end of period	$(1,259)	$(15,275)
Portion of gain (loss) included in net income (loss) relating to those liabilities still held	$9.169	$10,838

Carrying Amounts and Fair Values	As of March 31, 2011		As of December 31, 2010
of Financial Instruments:	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value

Cash and cash equivalents	$37,419	$37,419	$51,059	$51,059
Available-for-sale debt securities	1,782,929	1,782,929	1,520,398	1,520,398
Separate account assets	2,947,541	2,947,541	2,922,946	2,922,946
Policy loans	58,346	58,346	57,326	57,326
Derivative financial instruments	82,700	82,700	90,441	90,441
Fair value option investments	12,019	12,019	11,731	11,731
Financial assets	$4,920,954	$4,920,954	$4,653,901	$4,653,901

Investment contracts	$977,257	$985,250	$793,142	$804,107
Separate account liabilities	2,947,541	2,947,541	2,922,946	2,922,946
Derivative financial instruments	14,248	14,248	18,454	18,454
Financial liabilities	$3,939,046	$3,947,039	$3,734,542	$3,745,507

Fair value option investments include a structured loan asset valued at $4,537 thousand and $4,442 thousand as of March 31, 2011 and December 31, 2010, respectively. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the securities’ underlying economics. Changes in the fair value of this asset are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in four securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $7,482 thousand and $7,289 thousand as of March 31, 2011 and December 31, 2010, respectively.

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

To determine fair values for certain structured, CLO and CDO assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default (LGD) or recovery rate, collateral prepayment rate and reinvestment spread.

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

7.

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at March 31, 2011 and December 31, 2010 was a reduction of $11,508 thousand and $19,231 thousand in the reserves associated with these riders, respectively.

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three months ended March 31, 2011 has been computed based on the first three months of 2011 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2011.

As of March 31, 2011, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. For the quarter ended March 31, 2011, we recognized a decrease in the valuation allowance of $1,000 thousand. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. The decrease to the valuation allowance corresponds to a decrease of $500 thousand in income statement related deferred tax balances and a decrease of $500 thousand in other comprehensive income related deferred tax balances.

An income tax benefit of $2,900 thousand recognized in the income statement reflected the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Additionally, an income tax benefit of $500 thousand recognized through the income statement related to the reduction in the valuation allowance. Offsetting the benefit recognized through the income statement is an income tax expense of $3,687 thousand primarily driven by current year pre-tax income.

8.

Income Taxes (continued)

We concluded that a valuation allowance on $149,800 thousand of gross deferred tax assets at March 31, 2011 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

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

In accordance with the tax sharing agreement, we had an intercompany current tax payable of $6,570 thousand and $5,800 thousand as of March 31, 2011 and December 31, 2010, respectively.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three month period ending March 31, 2011 were not material.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv)  the effect of guaranteed benefits within our products; (v) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) the possibility that we not be successful in our efforts to implement a new business plan; (viii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (ix) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii)  the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) legislative or regulatory developments; (xix) regulatory or legal actions; (xx) changes in accounting standards; (xxi) the potential impact of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence; and (xxii) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date in this Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of March 31, 2011 as compared to December 31, 2010; our results of operations for the three months ended March 31, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2010 in our 2010 Annual Report on Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through third-party distributors, supported by wholesalers and financial planning specialists employed by us. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (universal and variable universal life) insuring one or more lives. Our annuity products include deferred, fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

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

•

Fees on life and annuity products. Fees consist primarily of asset-based (including mortality and expense charges) and premium-based fees which we charge on our variable life and variable annuity products and depend on the premiums collected and account values of those products. Asset-based fees are calculated as a percentage of assets under management within our separate accounts. Fees also include surrender charges. Non-asset-based fees include charges to cover premium taxes and renewal commissions.

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

Certain of our Life and Annuity products include guaranteed benefits. These include guaranteed minimum death benefits (“GMDBs”), guaranteed minimum accumulation benefits (“GMABs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates would result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to earnings.

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

Recent Trends on Earnings Drivers

•

Mortality margins. Fluctuations in mortality are inherent in our lines of business. Universal life mortality margins decreased by $7,475 thousand to $40,071 thousand in the quarter ended March 31, 2011, compared to $47,546 thousand in the quarter ended March 31, 2010. This was a result of lower fee income related to cost of insurance charges as well as higher death benefits. Mortality margins for variable universal life were steady at $1,921 thousand in the quarter ended March 31, 2011, compared to $1,923 thousand in the quarter ended March 31, 2010, with a slight decrease in both death benefits and cost of insurance charges.

•

Interest margins. Interest margins on universal life and annuities were $5,991 thousand in the quarter ended March 31, 2011, compared to $1,142 thousand in the quarter ended March 31, 2010. The increase in interest margins of $4,849 thousand was primarily a result of lower interest credited on universal life consistent with declining funds under management, as well as an increase in net investment income on assets supporting our annuity products.

•

Operating expenses. Non-deferred operating expenses decreased by $4,952 thousand to $18,381 thousand in the quarter ended March 31, 2011, compared to $23,333 thousand in the quarter ended March 31, 2010. Lower operating expenses were a result of lower premium taxes and lower compensation and employee-related expenses.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization decreased $780 thousand to $38,894 thousand from $39,674 thousand in the quarters ended March 31, 2011 and 2010, respectively. Amortization decreased related to universal life as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to annuities as deferred expenses related to new sales have begun to amortize.

•

Net realized investment gains or losses on our general account investments. Net realized investment losses of $4,462 thousand were recognized during the quarter ended March 31, 2011 compared to net realized investment gains of $994 thousand during the quarter ended March 31, 2010. This decrease in realized income was a result of realized losses on derivative assets and liabilities which increased $9,958 thousand to a loss of $4,274 thousand in the quarter ended March 31, 2011 compared to a gain of $5,684 thousand during the quarter ended March 31, 2010. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which had increased losses of $7,311 thousand for the quarter ended March 31, 2011 compared to March 31, 2010. Of this increase, $3,059 thousand was associated with the non-performance risk factor. There were also losses of $2,647 thousand were recognized on our surplus hedge that was entered into during 2010. Partially offsetting these additional losses was an improvement of $3,074 thousand in impairment losses as well as an improvement of $1,428 thousand from net transaction losses during the quarter ended March 31, 2010 compared to transaction gains during the quarter ended March 31, 2011.

•

Income taxes. The Company recorded an income tax expense of $287 thousand in the first quarter of 2011 compared to $3,958 thousand in the first quarter of 2010. The decrease in tax expense in 2011 as compared to 2010 was primarily driven by a reduction in the valuation allowance combined with a benefit related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation.

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

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. However, significant capital market dislocations or another economic downturn could have a material adverse effect on our business, financial condition and results of operations. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments (“OTTIs”). Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost of insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies.

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

A complete description of our critical accounting estimates is set forth in our 2010 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2010 Annual Report on Form 10-K are important to understanding our results of operations and financial condition. Certain of our critical accounting estimates are as follows:

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

As of March 31, 2011, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. For the quarter ended March 31, 2011, we recognized a decrease in the valuation allowance of $1,000 thousand. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. The decrease to the valuation allowance corresponds to a decrease of $500 thousand in income statement related deferred tax balances and a decrease of $500 thousand in other comprehensive income related deferred tax balances.

An income tax benefit of $2,900 thousand recognized in the income statement reflected the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. Additionally, an income tax benefit of $500 thousand recognized through the income statement related to the reduction in the valuation allowance. Offsetting the benefit recognized through the income statement is an income tax expense of $3,687 thousand primarily driven by current year pre-tax income.

We concluded that a valuation allowance on the remaining $149,800 thousand of deferred tax assets at March 31, 2011, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both March 31, 2011 and December 31, 2010.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	March 31,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$163	$1,179	$(1,016)	(86%)
Insurance and investment product fees	101,830	107,236	(5,406)	(5%)
Net investment income	21,398	17,712	3,686	21%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(880)	(5,684)	4,804	85%
Portion of OTTI losses recognized in other comprehensive income	386	2,116	(1,730)	(82%)
Net OTTI losses recognized in earnings	(494)	(3,568)	3,074	86%
Net realized investment gains (losses), excluding OTTI losses	(3,968)	4,562	(8,530)	(187%)
Total realized investment gains	(4,462)	994	(5,456)	NM
Total revenues	118,929	127,121	(8,192)	(6%)

BENEFITS AND EXPENSES:
Policy benefits	50,569	55,521	(4,952)	(9%)
Policy acquisition cost amortization	39,052	38,457	595	2%
Other operating expenses	18,381	23,333	(4,952)	(21%)
Total benefits and expenses	108,002	117,311	(9,309)	(8%)
Income before income taxes	10,927	9,810	1,117	11%
Income tax expense	287	3,958	(3,671)	(93%)
Net income	$10,640	$5,852	$4,788	82%

———————

Not meaningful (NM)

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net income for the three months ended March 31, 2011 was $10,640 thousand compared to $5,852 thousand for the three months ended March 31, 2010. The increase in results from operations reflects lower operating expenses, policy benefits and income taxes as well as higher net investment income. These were partially offset by an increase in net realized investment losses as well as lower insurance and investment product fees.

Operating expenses improved $4,952 thousand to $18,381 thousand in the first quarter of 2011 from $23,333 thousand in the first quarter of 2010. Lower operating expenses were a result of lower premium taxes and lower compensation and employee-related expenses.

Policy benefits primarily decreased as a result of lower interest credited associated with the decline in universal life policies in force.

The Company recorded an income tax expense of $287 thousand in the first quarter of 2011 compared to $3,958 thousand in the first quarter of 2010. The decrease in tax expense in 2011 as compared to 2010 was primarily driven by a reduction in the valuation allowance combined with a benefit related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation.

Income on debt securities was the primary driver of the increase in net investment income of $3,686 thousand for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. This increase was a result of a larger debt security portfolio attributable to higher sales of our fixed indexed annuity products as well as an overall transition towards longer duration assets given the Company’s changing liquidity needs.

Net realized investment losses of $4,462 thousand were recognized during the quarter ended March 31, 2011 compared to net realized investment gains of $994 thousand during the quarter ended March 31, 2010. This decrease in realized income was a result of realized losses on derivative assets and liabilities which increased $9,958 thousand to a loss of $4,274 thousand in the quarter ended March 31, 2011 compared to a gain of $5,684 thousand during the quarter ended March 31, 2010. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which had increased losses of $7,311 thousand for the quarter ended March 31, 2011 compared to March 31, 2010. Of this increase, $3,059 thousand was associated with the non-performance risk factor. There were also losses of $2,647 thousand were recognized on our surplus hedge that was entered into during 2010. Partially offsetting these additional losses was an improvement of $3,074 thousand in impairment losses as well as an improvement of $1,428 thousand from net transaction losses during the quarter ended March 31, 2010 compared to transaction gains during the quarter ended March 31, 2011.

Insurance and investment product fees declined primarily as a result of the decline in universal life.

Debt and Equity Securities Held in Our General Account

Our general account debt securities portfolios consist primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities. As of March 31, 2011, our general account held debt securities with a carrying value of $1,782,929 thousand, representing 91.9% of total general account investments. Public debt securities represented 81.1% of total debt securities, with the remaining 18.9% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of March 31, 2011
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$107,902	$105,879	$--	$--
State and political subdivision	31,762	31,761	915	1,328
Foreign government	15,338	14,232	1,408	1,119
Corporate	725,965	699,596	51,601	71,254
CMBS	205,362	200,999	9,580	10,487
RMBS	413,769	421,485	21,091	27,964
CDO/CLO	10,897	10,585	53,215	59,985
Other asset-backed	130,214	129,661	3,910	4,131
Total debt securities	$1,641,209	$1,614,198	$141,720	$176,268

Percentage of total debt securities	92.0%	90.2%	8.0%	9.8%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2011 in our debt securities portfolio were banking (4.8%), electric utilities (4.1%), diversified financial services (3.4%), insurance (3.3%) and oil (2.5%).

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

Most of our RMBS portfolio is highly rated. At March 31, 2011, 79.8% of the total residential portfolio was rated AAA or AA. We have $58,235 thousand of sub-prime exposure, $101,487 thousand of Alt-A exposure and $126,893 thousand of prime exposure, which combined amount to 14.7% of our general account. The majority of our sub-prime, Alt-A, and prime exposure is investment grade, with 61% being AAA rated, and another 15% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of March 31, 2011 totaled $244 thousand. These impairments consist of $0 from sub-prime, $244 thousand from Alt-A and $0 thousand from prime.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2011
	Carrying	Market	% General					BB and
	Value(1)	Value(1)	Account(2)	AAA	AA	A	BBB	Below
Collateral
Agency	$146,797	$148,245	7.7%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	129,597	126,893	6.5%	64.5%	6.9%	6.2%	1.6%	20.8%
Alt-A	106,312	101,487	5.2%	60.3%	8.7%	11.1%	0.0%	19.9%
Sub-prime	66,743	58,235	3.0%	52.9%	12.2%	0.0%	11.0%	23.9%
Total	$449,449	$434,860	22.4%	74.1%	5.7%	4.4%	1.9%	13.9%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 &
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$82,548	$81,873	4.2%	0.0%	0.0%	0.0%	9.0%	47.4%	43.6%
AA	8,750	8,708	0.4%	0.0%	0.0%	11.6%	53.3%	35.1%	0.0%
A	7,853	7,891	0.4%	0.0%	0.0%	0.0%	77.7%	22.3%	0.0%
BBB	2,164	2,017	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
BB and Below	28,282	26,404	1.4%	0.0%	4.0%	42.8%	50.7%	0.1%	2.4%
Total	$129,597	$126,893	6.5%	0.0%	0.8%	9.7%	26.4%	34.5%	28.6%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 &
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$61,615	$61,148	3.1%	0.0%	0.0%	0.0%	8.1%	59.7%	32.2%
AA	9,170	8,856	0.5%	0.0%	0.0%	39.3%	0.0%	44.2%	16.5%
A	11,219	11,260	0.6%	0.0%	0.0%	0.0%	89.3%	2.5%	8.2%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and Below	24,308	20,223	1.0%	0.0%	15.4%	21.9%	55.2%	6.4%	1.1%
Total	$106,312	$101,487	5.2%	0.0%	3.1%	7.8%	25.8%	41.4%	21.9%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 &
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$31,120	$30,804	1.6%	21.5%	7.2%	11.8%	13.5%	28.5%	17.5%
AA	7,398	7,119	0.4%	0.0%	0.0%	0.0%	93.6%	0.0%	6.4%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	9,013	6,379	0.3%	0.0%	51.7%	11.1%	8.0%	0.0%	29.2%
BB and Below	19,212	13,933	0.7%	0.0%	47.2%	11.8%	30.5%	0.0%	10.5%
Total	$66,743	$58,235	3.0%	11.4%	20.7%	10.3%	26.8%	15.1%	15.7%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2011
				Year of Issue
	Carrying	Market	% General	Post-				2004 and
	Value(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior
Rating
AAA	$142,982	$146,841	7.6%	19.2%	11.8%	21.7%	21.6%	25.7%
AA	28,876	28,967	1.5%	11.0%	10.9%	9.0%	14.9%	54.2%
`A	20,832	21,401	1.1%	88.1%	2.5%	9.4%	0.0%	0.0%
BBB	10,697	9,045	0.5%	0.0%	71.2%	15.7%	0.0%	13.1%
BB and below	11,065	10,683	0.5%	76.9%	8.3%	0.0%	10.1%	4.7%
Total	$214,452	$216,937	11.2%	27.0%	13.1%	17.4%	17.1%	25.4%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $2,966 thousand and $1,995 thousand, respectively.

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

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in thousands)	2011	2010

Total other-than-temporary debt impairment losses	$(880)	$(5,684)
Portion of loss recognized in other comprehensive income	386	2,116
Net debt impairment losses recognized in earnings	$(494)	$(3,568)

Debt security impairments:
U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(250)	--
CMBS	--	(570)
RMBS	(244)	(1,484)
CDO/CLO	--	(1,514)
Other asset-backed	--	--
Net debt security impairments	(494)	(3,568)
Other investments impairments	--	--
Impairment losses	(494)	(3,568)
Debt security transaction gains	631	237
Debt security transaction losses	(325)	(1,624)
Other investments transaction gains (losses)	--	265
Net transaction losses	306	(1,122)
Realized gains (losses) on derivative assets and liabilities	(4,274)	5,684
Net realized investment gains (losses), excluding impairment losses	(3,968)	4,562
Net realized investment gains (losses), including impairment losses	$(4,462)	$994

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

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At March 31, 2011, this included securities with $17,158 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed maturity OTTIs recorded in the first quarter of 2011 were primarily concentrated in corporate bonds and structured securities. These impairments were driven primarily by significant rating downgrades and increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total impairments recognized through earnings related to such credit-related circumstances were $494 thousand in the first quarter of 2011 and $3,568 thousand in the first quarter of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $386 thousand in the first quarter of 2011 and $2,116 thousand in the first quarter of 2010.

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

Credit Losses Recognized in Earnings on Debt Securities for which a Portion	Three Months Ended
of the OTTI Loss was Recognized in Other Comprehensive Income:	March 31,
($ in thousands)	2011	2010

Balance, beginning of period	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	(250)	(246)
Add: Credit losses on securities previously impaired(1)	(244)	(3,322)
Less: Credit losses on securities impaired due to intent to sell	--	--
Less: Credit losses on securities sold	958	--
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of period	$(16,871)	$(16,010)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available for sale and certain other assets are included in the balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”). The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Mar 31,	Dec 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,504)	(1,512)
CMBS	(4,519)	(4,519)
RMBS	(15,675)	(15,263)
CDO/CLO	(5,432)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(27,130)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of March 31, 2011. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of March 31, 2011
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$546,159	$294,036	$10,040	$242,083
Total amortized cost	612,413	298,783	11,228	302,402
Unrealized losses	$(66,254)	$(4,747)	$(1,188)	$(60,319)
Unrealized losses after offsets	$(7,448)	$(2,192)	$(145)	$(5,111)
Number of securities	348	182	10	156

Investment grade:
Unrealized losses	$(28,974)	$(4,726)	$(1,086)	$(23,162)
Unrealized losses after offsets	$(4,305)	$(2,179)	$(137)	$(1,989)

Below investment grade:
Unrealized losses	$(37,280)	$(21)	$(102)	$(37,157)
Unrealized losses after offsets	$(3,143)	$(13)	$(8)	$(3,122)

Total net unrealized losses on debt securities were $7,537 thousand (unrealized losses of $66,254 thousand less unrealized gains of $58,717 thousand).

For debt securities with gross unrealized losses, 57.8% of the unrealized losses after offsets pertain to investment grade securities and 42.2% of the unrealized losses after offsets pertain to below investment grade securities at March 31, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of March 31, 2011
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(44,982)	$(336)	$(1,135)	$(43,511)
Unrealized losses over 20% of cost after offsets	$(3,719)	$(25)	$(87)	$(3,607)
Number of securities	40	1	2	37

Investment grade:
Unrealized losses over 20% of cost	$(15,498)	$--	$(1,135)	$(14,363)
Unrealized losses over 20% of cost after offsets	$(1,183)	$--	$(87)	$(1,096)

Below investment grade:
Unrealized losses over 20% of cost	$(29,484)	$(336)	$--	$(29,148)
Unrealized losses over 20% of cost after offsets	$(2,536)	$(25)	$--	$(2,511)

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

On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and changed their outlook from negative to stable. On February 12, 2010, Standard & Poor’s downgraded our financial strength rating from BB to BB- and maintained their negative outlook.

The financial strength ratings as of March 31, 2011 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Stable
Moody’s	Ba2	Stable
Standard & Poor’s	BB-	Stable

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

Contractual Obligations and Commercial Commitments

As of March 21, 2011, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us for these benefits totaled $727 thousand and $1,440 thousand at March 31, 2011 and 2010, respectively. Phoenix Life made contributions to the pension plans in the first quarter of 2011, of which $1,042 thousand has been allocated to us. By December 31, 2011, Phoenix Life expects to make contributions to the pension plans, of which approximately $4,951 thousand will be allocated to us.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $278,822 thousand at December 31, 2010 to $299,894 thousand at March 31, 2011. The principal factors resulting in this increase were net gains from operations after tax of $44,629 thousand offset by $9,627 thousand of unrealized capital losses and a $14,578 thousand reduction in net deferred income taxes.

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

See our 2010 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2011 in comparison to December 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods. See Item 1A, “Risk Factors” in Part I, Item A of our 2010 Annual Report on Form 10-K and Note 9 to our financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. Before investing in our securities, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K. The risks described therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

PHL VARIABLE INSURANCE COMPANY

Date: May 16, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer