Form 10-Q
period 2011-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2011-08-12
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 10, 2011, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheets

($ in thousands, except share data)

June 30, 2011 (unaudited) and December 31, 2010

	June 30,	Dec 31,
	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $1,962,965 and $1,541,506)	$1,972,273	$1,520,398
Venture capital partnerships, at equity in net assets	3,815	3,226
Policy loans, at unpaid principal balances	60,808	57,326
Other investments	78,095	90,757
Fair value option investments	7,618	11,731
Total investments	2,122,609	1,683,438
Cash and cash equivalents	63,563	51,059
Accrued investment income	14,954	12,019
Receivables	362,297	367,142
Deferred policy acquisition costs	581,562	594,126
Receivable from related parties	14,619	13,649
Other assets	51,896	54,727
Separate account assets	2,872,964	2,922,946
Total assets	$6,084,464	$5,699,106

LIABILITIES:
Policy liabilities and accruals	$1,311,239	$1,283,034
Policyholder deposit funds	1,160,112	793,142
Deferred income taxes	15,648	13,371
Payable to related parties	18,511	9,924
Other liabilities	72,988	66,534
Separate account liabilities	2,872,964	2,922,946
Total liabilities	5,451,462	5,088,951

CONTINGENT LIABILITIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	802,152
Accumulated deficit	(172,661)	(182,041)
Accumulated other comprehensive income (loss), net of tax	1,011	(12,456)
Total stockholder’s equity	633,002	610,155
Total liabilities and stockholder’s equity	$6,084,464	$5,699,106

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Income and Comprehensive Income

($ in thousands)

Three Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Premiums	$96	$1,091	$259	$2,270
Insurance and investment product fees	101,817	99,776	203,647	207,012
Net investment income	24,231	18,452	45,629	36,164
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(782)	(4,089)	(1,662)	(9,740)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	346	1,116	732	3,199
Net OTTI losses recognized in earnings	(436)	(2,973)	(930)	(6,541)
Net realized investment gains (losses), excluding OTTI losses	(1,753)	3,673	(5,721)	8,235
Net realized investment gains (losses)	(2,189)	700	(6,651)	1,694
Total revenues	123,955	120,019	242,884	247,140

BENEFITS AND EXPENSES:
Policy benefits	73,879	69,810	124,449	125,331
Policy acquisition cost amortization	28,896	42,069	67,948	80,526
Other operating expenses	18,061	30,565	36,443	53,898
Total benefits and expenses	120,836	142,444	228,840	259,755
Income (loss) before income taxes	3,119	(22,425)	14,044	(12,615)
Income tax expense (benefit)	4,377	(9,583)	4,664	(5,625)
Net income (loss)	$(1,258)	$(12,842)	$9,380	$(6,990)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(1,258)	$(12,842)	$9,380	$(6,990)
Net unrealized investment gains	10,627	13,372	13,943	4,959
Non-credit portion of OTTI losses recognized in OCI	(225)	(725)	(476)	(2,079)
Net unrealized other loss	--	--	--	(172)
Other comprehensive income	10,402	12,647	13,467	2,708
Comprehensive income (loss)	$9,144	$(195)	$22,847	$(4,282)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$9,380	$(6,990)
Net realized investment (gains) losses	6,651	(1,694)
Deferred income tax expense	3,718	12,849
Increase in receivables	(4,796)	(61,212)
Increase in accrued investment income	(3,804)	(911)
Decrease in deferred policy acquisition costs	332	78,458
Increase (decrease) in policy liabilities and accruals	28,266	(40,041)
Other assets and other liabilities net change	14,915	(8,582)
Cash from (for) operating activities	54,662	(28,123)

INVESTING ACTIVITIES:
Investment purchases	(1,350,264)	(1,020,691)
Investment sales, repayments and maturities	940,366	1,001,257
Policy loan advances, net	(3,482)	(5,273)
Cash for investing activities	(413,380)	(24,707)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	412,473	19,743
Policyholder deposit fund withdrawals	(41,251)	(29,800)
Capital contributions from parent	--	14,000
Cash from financing activities	371,222	3,943
Change in cash and cash equivalents	12,504	(48,887)
Cash and cash equivalents, beginning of period	51,059	83,518
Cash and cash equivalents, end of period	$63,563	$34,631

Included in cash and cash equivalents above is cash held as collateral by a third party of $7,510 thousand as of June 30, 2011. There was no cash held as collateral by a third party as of June 30, 2010.

During the six months ended June 30, 2011, the Company received no capital contributions. During the six months ended June 30, 2010, the Company received $14,000 thousand in capital contributions, all of which was in cash.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$788,152
Capital contributions from parent	--	14,000
Balance, end of period	$802,152	$802,152

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(182,041)	$(156,603)
Net income (loss)	9,380	(6,990)
Balance, end of period	$(172,661)	$(163,593)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(12,456)	$(20,085)
Other comprehensive income (loss)	13,467	2,708
Balance, end of period	$1,011	$(17,377)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610,155	$613,964
Change in stockholder’s equity	22,847	9,718
Balance, end of period	$633,002	$623,682

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Six Months Ended June 30, 2011 and 2010

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

After PNX experienced downgrades to its ratings and lost several key distributors in the first quarter of 2009, PNX repositioned its product line and began establishing new distribution relationships. In 2010, PNX was able to grow sales in its repositioned annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations.

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the financial statements included in our 2010 Annual Report on Form 10-K. Financial results for the three and six months ended June 30, 2011 are not necessarily indicative of full year results.

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

Adoption of new accounting standards

Amendment to Troubled Debt Restructuring Guidance

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 310, Receivables, to clarify guidance on troubled debt restructurings related to a creditor’s determination of whether or not a restructuring constitutes a concession and if the debtor is experiencing financial difficulties. This guidance is effective for interim periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. Our adoption in the second quarter of 2011 had no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

Amendments to the Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. In addition, the amended guidance will require consecutive presentation of the statement of net income and OCI and presentation of reclassification adjustments from OCI to net income on the face of the financial statements. This guidance is effective for periods beginning after December 15, 2011, on a retrospective basis. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholders’ equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance is effective for periods beginning after December 15, 2011, on a prospective basis. Other than additional disclosures, the adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our financial statements.

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

Adjustments Related to Prior Years

Net loss of $1,258 thousand and net income of $9,380 thousand was recognized during the three and six months ended June 30, 2011. Net loss for the three months ended June 30, 2011 reflects approximately $800 thousand associated with the correction of errors related to various prior years, which increased the loss recognized in the current period. Net income for the six months ended June 30, 2011 reflects approximately $2,500 thousand associated with the correction of errors related to various prior years, which increased the income recognized in the current period.

We have assessed the impact of these errors on all prior periods and have determined that the errors were not material to any individual year during the intervening period.

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements in our 2010 Annual Report on Form 10-K. There have been no significant changes since year end December 31, 2010.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2011	2010	2011	2010

Policy acquisition costs deferred	$31,155	$(1,050)	$67,616	$2,068
Costs amortized to expenses:
Recurring costs	(28,928)	(42,418)	(67,823)	(82,092)
Realized investment gains (losses)	32	349	(125)	1,566
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income(1)	(13,390)	(15,696)	(18,660)	(73,783)
Other	2,569	6,378	6,428	11,491
Change in deferred policy acquisition costs	(8,562)	(52,437)	(12,564)	(140,750)
Deferred policy acquisition costs, beginning of period	590,124	749,254	594,126	837,567
Deferred policy acquisition costs, end of period	$581,562	$696,817	$581,562	$696,817

———————

(1)

An offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

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

During the three and six months ended June 30, 2011 and 2010, it was determined that an unlocking was not warranted.

4.

Investing Activities

Debt securities

Fair Value and Cost of General Account Securities:	June 30, 2011		December 31, 2010
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$116,954	$113,973	$98,283	$96,137
State and political subdivision	33,743	33,055	32,509	33,092
Foreign government	26,793	24,864	16,086	14,683
Corporate	924,268	904,982	693,777	692,780
CMBS	237,024	233,049	173,955	172,850
RMBS	429,348	442,548	333,605	350,729
CDO/CLO	58,779	66,240	63,184	72,603
Other asset-backed	145,364	144,254	108,999	108,632
Available-for-sale debt securities	$1,972,273	$1,962,965	$1,520,398	$1,541,506

4.

Investing Activities (continued)

Unrealized Gains (Losses) from General Account Securities:	June 30, 2011		December 31, 2010
($ in thousands)	Gains	Losses	Gains	Losses

U.S. government and agency	$3,255	$(274)	$2,483	$(337)
State and political subdivision	1,053	(365)	216	(799)
Foreign government	1,936	(7)	1,463	(60)
Corporate	50,824	(31,538)	39,804	(38,807)
CMBS	7,258	(3,283)	5,673	(4,568)
RMBS	6,146	(19,346)	4,429	(21,553)
CDO/CLO	1,060	(8,521)	1,940	(11,359)
Other asset-backed	1,794	(684)	1,320	(953)
Debt securities gains (losses)	$73,326	$(64,018)	$57,328	$(78,436)
Debt securities net gains (losses)	$9,308			$(21,108)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	June 30,	Dec 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,504)	(1,512)
CMBS	(4,519)	(4,519)
RMBS	(16,021)	(15,263)
CDO/CLO	(5,432)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(27,476)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Aging of Temporarily Impaired	June 30, 2011
General Account Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$--	$--	$3,668	$(274)	$3,668	$(274)
State and political subdivision	992	(9)	972	(356)	1,964	(365)
Foreign government	1,975	(7)	--	--	1,975	(7)
Corporate	104,776	(2,066)	87,417	(29,472)	192,193	(31,538)
CMBS	42,843	(603)	7,160	(2,680)	50,003	(3,283)
RMBS	101,438	(2,952)	85,162	(16,394)	186,600	(19,346)
CDO/CLO	1,306	--	43,228	(8,521)	44,534	(8,521)
Other asset-backed	28,384	(302)	7,402	(382)	35,786	(684)
Total temporarily impaired securities	$281,714	$(5,939)	$235,009	$(58,079)	$516,723	$(64,018)

Below investment grade	$14,470	$(377)	$89,410	$(39,279)	$103,880	$(39,656)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(211)		$(3,430)		$(3,641)

Number of securities		173		152		325

Unrealized losses on below investment grade debt securities with a fair value of less than 80% of amortized cost totaled $32,902 thousand at June 30, 2011, of which $31,271 thousand was below 80% of amortized cost for more than 12 months.

4.

Investing Activities (continued)

These securities were considered to be temporarily impaired at June 30, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities before recovery.

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

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities before recovery.

Maturities of General Account Debt Securities:	As of June 30, 2011
($ in thousands)	Fair	Amortized
	Value	Cost

Due in one year or less	$81,718	$81,271
Due after one year through five years	232,318	217,539
Due after five years through ten years	411,187	386,907
Due after ten years	376,535	391,157
CMBS/RMBS/ABS/CDO/CLO	870,515	886,091
Total	$1,972,273	$1,962,965

The maturities of general account debt securities, as of June 30, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

Other-than-temporary impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in OCI. The non-credit related loss component is equal to the difference between the fair value of a security and its carrying value subsequent to impairment.

4.

Investing Activities (continued)

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At June 30, 2011, this included securities with $18,507 thousand of gross unrealized losses of 50% or more for which no other-than-temporary impairment (“OTTI”) was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed income OTTIs recorded in the first half of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $436 thousand in the second quarter of 2011 and $2,973 thousand in the second quarter of 2010 and $930 thousand in the first half of 2011 and $6,541 thousand in the first half of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities.

The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $346 thousand in the second quarter of 2011 and $1,116 thousand in the second quarter of 2010 and $732 thousand in the first half of 2011 and $3,199 thousand in the first half of 2010.

In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$(16,871)	$(16,010)	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	(277)	(1,401)	(527)	(1,647)
Add: Credit losses on securities previously impaired(1)	(100)	(1,572)	(344)	(4,894)
Less: Credit losses on securities impaired due to intent to sell	--	--	958	--
Less: Credit losses on securities sold	--	--	--	--
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Balance, end of period	$(17,248)	$(18,983)	$(17,248)	$(18,983)

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

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2011	2010	2011	2010

Contributions	$291	$420	$538	$556
Equity in earnings (loss) of partnerships	(42)	166	54	166
Distributions	(3)	--	(3)	(91)
Change in venture capital partnerships	246	586	589	631
Venture capital partnership investments, beginning of period	3,569	1,482	3,226	1,437
Venture capital partnership investments, end of period	$3,815	$2,068	$3,815	$2,068

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2011	2010	2011	2010

Debt securities	$23,390	$16,891	$43,832	$33,984
Policy loans	773	780	1,493	1,503
Venture capital	(42)	166	54	166
Other investments	430	921	534	1,060
Fair value option investments	146	19	420	104
Other income	--	8	--	16
Cash and cash equivalents	1	1	5	13
Total investment income	24,698	18,786	46,338	36,846
Less: Investment expenses	467	334	709	682
Net investment income	$24,231	$18,452	$45,629	$36,164

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Total other-than temporary debt impairment losses	$(782)	$(4,089)	$(1,662)	$(9,740)
Portion of loss recognized in OCI	346	1,116	732	3,199
Net debt impairments recognized in earnings	$(436)	$(2,973)	$(930)	$(6,541)

Debt security impairments:
U.S. government and agency	$--	$--	$--	$--
State and political subdivision	--	--	--	--
Foreign government	--	--	--	--
Corporate	--	(210)	(250)	(210)
CMBS	--	(300)	--	(870)
RMBS	(377)	(1,929)	(621)	(3,413)
CDO/CLO	--	(534)	--	(2,048)
Other asset-backed	(59)	--	(59)	--
Net debt security impairments	(436)	(2,973)	(930)	(6,541)
Other investments impairments	--	--	--	--
Impairment losses	(436)	(2,973)	(930)	(6,541)
Debt security transaction gains	1,596	917	2,227	1,154
Debt security transaction losses	(260)	(108)	(585)	(1,732)
Other investments transaction gains (losses)	--	(104)	--	161
Net transaction gains (losses)	1,336	705	1,642	(417)
Realized gains (losses) on derivative assets and liabilities	(3,089)	2,968	(7,363)	8,652
Net realized investment gains (losses), excluding impairment losses	(1,753)	3,673	(5,721)	8,235
Net realized investment gains (losses), including impairment losses	$(2,189)	$700	$(6,651)	$1,694

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Debt securities	$16,845	$25,641	$30,416	$61,813
Equity securities	127	--	260	--
Other investments	36	(182)	10	93
Net unrealized investment gains	$17,008	$25,459	$30,686	$61,906

Net unrealized investment gains	$17,008	$25,459	$30,686	$61,906
Applicable deferred policy acquisition cost	13,390	15,696	18,660	73,783
Applicable deferred income tax expense (benefit)	(6,784)	(2,884)	(1,441)	(14,757)
Offsets to net unrealized investment losses	6,606	12,812	17,219	59,026
Net unrealized investment gains included in OCI	$10,402	$12,647	$13,467	$2,880

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

4.

Investing Activities (continued)

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in the venture capital category of the balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $3,815 thousand and $3,226 thousand as of June 30, 2011 and December 31, 2010, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below investment grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of June 30, 2011, we held derivative assets, net of liabilities, with a fair value of $64,468 thousand. Derivative credit exposure was diversified with seven different counterparties. We also had debt securities of these issuers with a carrying value of $14,600 thousand. Our maximum amount of loss due to credit risk with these issuers was $79,068 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. During the three and six month periods ended June 30, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Variable and fixed annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. These benefits are offered in various forms as described below.

Separate Account Investments of Account Balances of Contracts with Guarantees:	June 30,	Dec 31,
($ in thousands)	2011	2010

Debt securities	$869,006	$599,803
Equity funds	1,809,495	1,850,010
Other	65,483	68,677
Total	$2,743,984	$2,518,490

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•

Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating the liabilities are consistent with those used for amortizing deferred policy acquisition costs.

•

Liabilities associated with the guaranteed minimum income benefit (“GMIB”) are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are consistent with those used for amortizing deferred policy acquisition costs.

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

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	June 30, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4,570	$17,457
Incurred	(460)	13
Paid	801	--
Liability balance as of June 30, 2011	$4,911	$17,470

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	3,330	1,646
Paid	(3,823)	--
Liability balance as of December 31, 2010	$4,570	$17,457

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$947,370	$9,783	61
GMDB step up	1,470,607	52,691	62
GMDB earnings enhancement benefit (EEB)	45,302	151	62
GMDB greater of annual step up and roll up	30,620	6,989	65
Total GMDB at June 30, 2011	$2,493,899	$69,614

GMDB return of premium	$981,787	$17,685	61
GMDB step up	1,507,216	82,613	62
GMDB earnings enhancement benefit (“EEB”)	47,123	291	61
GMDB greater of annual step up and roll up	32,083	7,680	65
Total GMDB at December 31, 2010	$2,568,209	$108,269

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in thousands)	Account	Attained Age
	Value	of Annuitant

GMWB	$384,029	62
GMIB	497,944	62
GMAB	422,235	57
GPAF	16,786	76
COMBO	10,593	60
Total at June 30, 2011	$1,331,587

GMWB	$587,053	61
GMIB	511,971	62
GMAB	427,315	56
GPAF	13,251	76
COMBO	10,837	59
Total at December 31, 2010	$1,550,427

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

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on policies issued after April 30, 2008 and to GMAB liabilities on policies issued after December 31, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. We account for these liabilities within the payable to related parties line in our financial statements.

The GMWB, GMAB, GPAF, COMBO and index options represent embedded derivative liabilities in the variable and fixed indexed annuity contracts that are required to be reported separately from the host variable annuity contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF, COMBO and index option obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

In order to manage the risk associated with these embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions. We hedge our fixed index annuity options using equity index options. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF, COMBO and index options are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 or during the first half of 2011. There were benefit payments made for GPAF of $351 thousand during 2010 and $68 thousand during the first half of 2011.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in thousands)	2011	2010

GMWB	$(5,650)	$(1,664)
GMAB	9,876	13,098
GPAF	1,746	2,286
COMBO	(735)	(695)
Fixed indexed annuity options	37,690	13,460
Total embedded derivative liabilities	$42,927	$26,485

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At June 30, 2011 and December 31, 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $114,229 thousand and $95,742 thousand, respectively.

6.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives do not qualify for hedge accounting treatment and are stated at fair value (market value) with changes in valuation reported in net realized capital gains/losses. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of June 30, 2011, $7,510 thousand of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Derivative Instruments Held in			As of June 30,		As of December 31
General Account:			2011		2010
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-Hedging Derivative Instruments
Interest rate swaps	$101,000	2017-2026	$1,913	$1,406	$3,593	$1,469
Variance swaps	935	2015-2017	--	2,231	--	577
Swaptions	25,000	2024	600	--	2,097	--
Put options	224,000	2014-2021	39,558	--	45,019	--
Call options	269,722	2011-2016	20,761	9,414	11,231	5,980
Equity futures	124,533	2011	14,687	--	28,501	--
Total non-hedging derivative instruments	$745,190		$77,519	$13,051	$90,441	$8,026

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

6.

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

Equity Index Options

The Company uses equity indexed options to hedge against market risks from changes in equity markets, volatility and interest rates.

An equity index option affords the Company the right to make or receive payments based on a specified future level of an equity market index. The Company may use exchange-trade or OTC options.

Generally, the Company has used a combination of equity index futures, interest rate swaps and long-dated put options to hedge its GMAB and GMWB liabilities and equity index call options to hedge its indexed annuity option liabilities.

Contingent features

Derivative counterparty agreements may contain certain provisions that require our insurance companies’ financial strength rating to be above a certain threshold. If our financial strength ratings were to fall below a specified rating threshold, certain derivative counterparties could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions.

In certain derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of rating downgrades in early 2009. However, the Company held no derivative instruments as of June 30, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Assets and Liabilities at Fair Value:	As of June 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$88,327	$28,627	$--	$116,954
State and political subdivision	--	33,743	--	33,743
Foreign government	--	26,793	--	26,793
Corporate	--	886,157	38,111	924,268
CMBS	--	212,464	24,560	237,024
RMBS	--	421,888	7,460	429,348
CDO/CLO	--	--	58,779	58,779
Other asset-backed	--	129,983	15,381	145,364
Derivative assets	--	77,519	--	77,519
Separate account assets(1)	2,755,781	72,531	--	2,828,312
Fair value option investments	--	--	7,618	7,618
Total assets	$2,844,108	$1,889,705	$151,909	$4,885,722
Liabilities
Derivative liabilities	$--	$13,051	$42,927	$55,978
Total liabilities	$--	$13,051	$42,927	$55,978

———————

(1)

Excludes $38,776 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $5,876 thousand in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended June 30, 2011.

7.

Fair Value of Financial Instruments (continued)

Assets and Liabilities at Fair Value:	As of December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$68,724	$29,559	$--	$98,283
State and political subdivision	--	32,509	--	32,509
Foreign government	--	16,086	--	16,086
Corporate	--	663,717	30,060	693,777
CMBS	--	163,647	10,308	173,955
RMBS	--	326,168	7,437	333,605
CDO/CLO	--	--	63,184	63,184
Other asset-backed	--	89,328	19,671	108,999
Derivative assets	--	90,441	--	90,441
Separate account assets(1)	2,800,500	77,195	--	2,877,695
Fair value option investments	--	4,442	7,289	11,731
Total assets	$2,869,224	$1,493,092	$137,949	$4,500,265
Liabilities
Derivative liabilities	$--	$8,026	$26,485	$34,511
Total liabilities	$--	$8,026	$26,485	$34,511

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

Level 3 Financial Assets:	Three Months Ended June 30, 2011
($ in thousands)	Asset-					Fair Value	Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Options	Assets

Balance, beginning of period	$14,889	$64,112	$32,779	$22,081	$11,767	$7,482	$153,110
Purchases	4,000	--	2,026	2,875	--	--	8,901
Sales	(687)	(4,235)	(26)	(463)	(144)	(19)	(5,574)
Transfers into Level 3(1)	--	--	2,213	--	--	--	2,213
Transfers out of Level 3(2)	(3,030)	--	--	--	(4,645)	--	(7,675)
Realized gains (losses) included in earnings	(59)	(222)	9	--	--	27	(245)
Unrealized gains (losses) included in other comprehensive income (loss)	260	(1,002)	1,097	58	448	119	980
Amortization/accretion	8	126	13	9	34	9	199
Balance, end of period	$15,381	$58,779	$38,111	$24,560	$7,460	$7,618	$151,909

———————

(1)

Net transfers into Level 3 for the three months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Six Months Ended June 30, 2011
($ in thousands)	Asset-					Fair Value	Total
	Backed	CDO/CLO	Corporate	CMBS	RMBS	Options	Assets

Balance, beginning of period	$19,671	$63,184	$30,060	$10,308	$7,437	$7,289	$137,949
Purchases	6,600	--	2,056	14,169	4,500	--	27,325
Sales	(1,682)	(6,262)	(35)	(584)	(341)	(19)	(8,923)
Transfers into Level 3(1)	--	--	2,213	--	--	--	2,213
Transfers out of Level 3(2)	(9,441)	--	--	--	(4,645)	--	(14,086)
Realized gains (losses) included in earnings	(11)	(293)	9	--	--	146	(149)
Unrealized gains (losses) included in other comprehensive income (loss)	229	1,958	3,779	658	427	179	7,230
Amortization/accretion	15	192	29	9	82	23	350
Balance, end of period	$15,381	$58,779	$38,111	$24,560	$7,460	$7,618	$151,909

———————

(1)

Net transfers into Level 3 for the six months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the six months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

———————

(1)

Net transfers into Level 3 for the three months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the three months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

———————

(1)

Net transfers into Level 3 for the six months ended June 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Net transfers out of Level 3 for the six months ended June 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance, beginning of period	$(27,082)	$(14,033)	$(26,485)	$(24,487)
Net purchases/(sales)	—	--	—	--
Transfers into Level 3	—	--	—	--
Transfers out of Level 3	—	--	—	--
Realized gains (losses)	(4,916)	(42,929)	7,788	(32,475)
Unrealized gains (losses) included in other comprehensive loss	—	--	—	--
Deposits less benefits	(11,127)	--	(24,506)	--
Change in fair value(1)	198	--	276	--
Amortization/accretion	—	--	—	--
Balance, end of period	$(42,927)	$(56,962)	$(42,927)	$(56,962)

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policy holder dividends, on the statement of income.

Carrying Amounts and Fair Values	As of June 30, 2011		As of December 31, 2010
of Financial Instruments:	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value

Cash and cash equivalents	$63,563	$63,563	$51,059	$51,059
Available-for-sale debt securities	1,972,273	1,972,273	1,520,398	1,520,398
Separate account assets	2,872,964	2,872,964	2,922,946	2,922,946
Policy loans	60,808	60,808	57,326	57,326
Derivative financial instruments	77,519	77,519	90,441	90,441
Fair value option investments	7,618	7,618	11,731	11,731
Financial assets	$5,054,745	$5,054,745	$4,653,901	$4,653,901

Investment contracts	$1,160,112	$1,167,731	$793,142	$804,107
Separate account liabilities	2,872,964	2,872,964	2,922,946	2,922,946
Derivative financial instruments	55,978	55,978	34,511	34,511
Financial liabilities	$4,089,054	$4,096,673	$3,750,599	$3,761,564

7.

Fair Value of Financial Instruments (continued)

Fair value option investments include a structured loan asset valued at $4,442 thousand as of December 31, 2010. Fair value option investments did not include a structured loan asset as of June 30, 2011. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the securities’ underlying economics. Changes in the fair value of this asset are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, this amount also includes beneficial interests in four securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $7,618 thousand and $7,289 thousand as of June 30, 2011 and December 31, 2010, respectively.

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

Similarly, in order to identify transactions that are not orderly, we take into consideration the activity in the market as stated above, because that can influence the determination and occurrence of an orderly transaction. In addition, we assess the period of the exposure to the market before the measurement date to determine adequacy for customary marketing activities. Also, we look to see if it was marketed to a single or limited number of participants. We assess the financial condition of the seller, if available, to determine whether observed transactions may have been forced. If the trading price is an outlier when compared to similar recent transactions, we consider whether this is an indicator of a disorderly trade. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all applicable factors to determine if the evidence suggests that a transaction or group of similar transactions is not orderly.

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

7.

Fair Value of Financial Instruments (continued)

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

7.

Fair Value of Financial Instruments (continued)

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

Fair value of investment contracts

We determine the fair value of guaranteed interest contracts by using a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to calculate the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate equal to the appropriate U.S. Treasury rate plus 100 basis points to calculate the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

Valuation of embedded derivatives

We make guarantees on certain variable and fixed indexed annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

7.

Fair Value of Financial Instruments (continued)

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at June 30, 2011 and December 31, 2010 was a reduction of $14,126 thousand and $19,231 thousand in the reserves associated with these riders, respectively.

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and six months ended June 30, 2011 has been computed based on the first six months of 2011 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2011.

As of June 30, 2011, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. For the three and six months ended June 30, 2011, we recognized a decrease in the valuation allowance of $4,100 thousand and $5,100 thousand, respectively. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. The net decrease to the valuation allowance for the three months ended June 30, 2011 corresponds to an increase of $1,000 thousand in income statement related deferred tax balances offset by a decrease of $5,100 thousand in OCI related deferred tax balances. The decrease to the valuation allowance for the six months ended June 30, 2011 corresponds to a increase of $500 thousand in income statement related deferred tax balances offset by a decrease of $5,600 thousand in OCI related deferred tax balances.

Tax expense of $4,377 thousand and $4,664 thousand was recognized in the income statement for the three and six months ended June 30, 2011, respectively. For the three months ended June 30, 2011 an income tax expense of $1,000 thousand related to the valuation allowance movement in the income statement related deferred tax balances and an income tax expense of $477 thousand is primarily driven by current year pre-tax income. Additionally, an income tax expense of $2,900 thousand reflected the reversal of the benefit recognized as of March 31, 2011 related to the exception to intraperiod allocation rules in accordance with ASC 140-20, Accounting for Income Taxes – Intraperiod Tax Allocation, since the exception does not apply as of June 30, 2011. For the six months ended June 30, 2011 an income tax expense of $500 thousand related to the valuation allowance movement in income statement related deferred tax balances. An additional income tax expense of $4,164 thousand is primarily driven by current year pre-tax income.

We have concluded that a valuation allowance on $150,000 thousand of gross deferred tax assets at June 30, 2011 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

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

In accordance with the tax sharing agreement, we had an intercompany current tax receivable of $121 thousand as of June 30, 2011 and an intercompany current tax payable of $5,800 thousand as of December 31, 2010.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three month period ending June 30, 2011 were not material.

9.

Contingent Liabilities

Litigation and Arbitration

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming us as a defendant ordinarily involves our activities as an insurer, investor or investment advisor.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial statements in particular quarterly or annual periods.

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

Regulatory actions may be difficult to assess or quantify. The nature and magnitude of their outcomes may remain unknown for substantial periods of time. It is not feasible to predict or determine the ultimate outcome of all pending inquiries, investigations, legal proceedings and other regulatory actions, or to provide reasonable ranges of potential losses. Based on current information, we believe that the outcomes of our regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial statements in particular quarterly or annual periods.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of June 30, 2011 as compared to December 31, 2010; our results of operations for the three and six months ended June 30, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2010 in our 2010 Annual Report on Form 10-K.

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

In 2010, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), pursued a business plan that focused on products and services that are less capital intensive and less ratings sensitive, continuing a direction set in 2009. This plan leverages existing strengths and is focused on developing annuity and life products for the middle market, expanding distribution within that market, selling third-party life and annuity products through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”) and generating sales of our alternative retirement solutions products.

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

Recent Trends on Earnings Drivers

•

Mortality margins. Fluctuations in mortality are inherent in our lines of business. Universal life mortality margins decreased by $9,813 thousand to $19,735 thousand in the quarter ended June 30, 2011, compared to $29,548 thousand in the quarter ended June 30, 2010. This was primarily a result of higher death benefits as well as lower fee income related to cost of insurance charges. Mortality margins for variable universal life decreased by $607 thousand to $1,454 thousand in the quarter ended June 30, 2011, compared to $847 thousand in the quarter ended June 30, 2010, resulting from a decrease in death benefits.

•

Interest margins. Interest margins on universal life and annuities were $8,462 thousand in the quarter ended June 30, 2011, compared to $2,476 thousand in the quarter ended June 30, 2010. The increase of $5,986 thousand was primarily attributable to annuity interest margins, a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

•

Operating expenses. Non-deferred operating expenses decreased by $12,504 thousand to $18,061 thousand in the quarter ended June 30, 2011, compared to $30,565 thousand in the quarter ended June 30, 2010. The decrease in operating expenses was a result of a non-recurring $10,477 thousand charge related to a renegotiated 2008 life reinsurance contract that increased expense during the quarter ended June 30, 2010, as well as lower premium taxes and employee-related expenses during the quarter ended June 30, 2011.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization decreased $13,490 thousand to $28,928 thousand from $42,418 thousand in the quarters ended June 30, 2011 and 2010, respectively. Amortization decreased related to variable annuities as market performance improved compared to the prior year. In addition, universal life amortization decreased as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales have begun to amortize.

•

Net realized investment gains or losses on our general account investments. Net realized investment losses of $2,189 thousand were recognized during the quarter ended June 30, 2011 compared to net realized investment gains of $700 thousand during the quarter ended June 30, 2010. This decrease in realized income was primarily a result of realized losses on derivative assets and liabilities which increased $6,057 thousand to a loss of $3,089 thousand in the quarter ended June 30, 2011 compared to a gain of $2,968 thousand during the quarter ended June 30, 2010. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which had increased losses of $5,002 thousand for the quarter ended June 30, 2011 compared to June 30, 2010. Of this increase, $2,618 thousand was associated with the non-performance risk factor. There were also losses of $1,055 thousand recognized on our surplus hedge that was entered into during 2010. Partially offsetting the decrease in overall realized income was an improvement of $2,537 thousand in impairment losses.

•

Income taxes. The Company recorded an income tax expense of $4,377 thousand in the second quarter of 2011 compared to a $9,583 thousand benefit in the second quarter of 2010. The increase in tax expense in 2011 as compared to 2010 was primarily driven by pre-tax income in the current year.

Economic Market Conditions and Industry Trends

The availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, variable annuities and investment products and result in higher lapses or surrenders of life and annuity policies we have sold in the past. At the same time, market downturns typically increase consumer interest in products that offer principal protection and guarantees, such as the indexed annuities and various guaranteed income riders we provide.

Our business is also exposed to the performance of the debt and equity markets. These adverse conditions include, but are not limited to, a lack of buyers for certain assets, volatility, credit spread changes and benchmark interest rate changes. Each of these factors may impact the liquidity and value of our investments. The lower interest rate environment may also impact our net investment income.

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

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. Specifically, we experienced significant sales growth in our annuity product line in 2010 and sustained this higher volume of sales in the first two quarters of 2011.

However, significant capital market dislocations or another economic downturn could have a material adverse effect on our business, financial condition or financial statements. In such an environment, we could face lower fees and net investment income as well as higher deferred policy acquisition cost amortization from life and annuity products, adverse mortality as a result of anti-selective policy lapses and surrenders, and additional net realized investment losses on our general account investments, including further other-than-temporary impairments (“OTTIs”). Additionally, we could experience higher costs for guaranteed benefits and the potential for further deferred policy acquisition cost unlocking. Furthermore, a lack of availability of premium financing, an illiquid secondary market for life insurance policies and a cost of insurance rate increase for certain of our universal life policies has had and could have further adverse effects on lapses in our PAUL series of universal life policies.

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

A complete description of our critical accounting estimates is set forth in our 2010 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2010 Annual Report on Form 10-K are important to understanding our financial condition and financial statements. Certain of our critical accounting estimates are as follows:

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

As of June 30, 2011, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. For the three and six months ended June 30, 2011, we recognized a decrease in the valuation allowance of $4,100 thousand and $5,100 thousand, respectively. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. The net decrease to the valuation allowance for the three months ended June 30, 2011 corresponds to an increase of $1,000 thousand in income statement related deferred tax balances offset by a decrease of $5,100 thousand in other comprehensive income (“OCI”) related deferred tax balances. The decrease to the valuation allowance for the six months ended June 30, 2011 corresponds to an increase of $500 thousand in income statement related deferred tax balances offset by a decrease of $5,600 thousand in OCI related deferred tax balances.

Tax expense of $4,377 thousand and $4,664 thousand was recognized in the income statement for the three and six months ended June 30, 2011, respectively. For the three months ended June 30, 2011 an income tax expense of $1,000 thousand related to the valuation allowance movement in the income statement related deferred tax balances and an income tax expense of $477 thousand is primarily driven by current year pre-tax income. Additionally, an income tax expense of $2,900 thousand reflected the reversal of the benefit recognized as of March 31, 2011 related to the exception to intraperiod allocation rules in accordance with ASC 140-20, Accounting for Income Taxes – Intraperiod Tax Allocation, since the exception does not apply as of June 30, 2011. For the six months ended June 30, 200 an income tax expense of $500 thousand related to the valuation allowance movement in income statement related deferred tax balances. An additional income tax expense of $4,164 thousand is primarily driven by current year pre-tax income.

We have concluded that a valuation allowance on $150,000 thousand of gross deferred tax assets at June 30, 2011 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

Other-Than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in OCI. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

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

The separate account fund performance assumption is critical to the development of the EGPs related to our variable annuity and variable life insurance businesses. As equity markets do not move in a systematic manner, we use a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs. This practice assumes that the expectation for long-term appreciation is not changed by short-term market fluctuations. The average long-term rate of assumed separate account fund performance used in estimating gross profits was 6.0% (after fund fees and mortality and expense charges) for the variable annuity business and 6.9% (after fund fees and mortality and expense charges) for the variable life business at both June 30, 2011 and December 31, 2010.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2011	2010	2010 vs. 2009
REVENUES:
Premiums	$96	$1,091	$(995)	(91%)
Insurance and investment product fees	101,817	99,776	2,041	2%
Net investment income	24,231	18,452	5,779	31%
Net realized investment gains (losses):
Total OTTI losses	(782)	(4,089)	3,307	81%
Portion of OTTI losses recognized in OCI	346	1,116	(770)	(69%)
Net OTTI losses recognized in earnings	(436)	(2,973)	2,537	85%
Net realized investment gains (losses), excluding OTTI losses	(1,753)	3,673	(5,426)	(148%)
Net realized investment gains (losses)	(2,189)	700	(2,889)	NM
Total revenues	123,955	120,019	3,936	3%

BENEFITS AND EXPENSES:
Policy benefits	73,879	69,810	4,069	6%
Policy acquisition cost amortization	28,896	42,069	(13,173)	(31%)
Other operating expenses	18,061	30,565	(12,504)	(41%)
Total benefits and expenses	120,836	142,444	(21,608)	(15%)
Income (loss) before income taxes	3,119	(22,425)	25,544	114%
Income tax expense (benefit)	4,377	(9,583)	13,960	146%
Net loss	$(1,258)	$(12,842)	$11,584	90%

———————

Not meaningful (NM)

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net loss for the three months ended June 30, 2011 was $1,258 thousand compared to $12,842 thousand for the three months ended June 30, 2010. The increase in results from operations reflects lower policy cost amortization and operating expenses as well as higher net investment income. These were partially offset by an increase in tax expense, policy benefits and net realized investment losses.

Policy acquisition cost amortization related to variable annuities decreased as market performance improved compared to prior year. In addition, universal life amortization decreased as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales have begun to amortize.

Operating expenses decreased by $12,504 thousand to $18,061 thousand in the quarter ended June 30, 2011, compared to $30,565 thousand in the quarter ended June 30, 2010. The decrease in operating expenses was a result of a non-recurring $10,477 thousand charge related to a renegotiated 2008 life reinsurance contract that increased expense during the quarter ended June 30, 2010, as well as lower premium taxes and employee-related expenses during the quarter ended June 30, 2011.

The increase in net investment income of $5,779 thousand for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 was primarily attributable to a larger debt security portfolio as a result of higher sales of our fixed indexed annuity products as well as an overall transition towards longer duration assets given the Company’s changing liquidity needs.

The Company recorded an income tax expense of $4,377 thousand in the second quarter of 2011 compared to a $9,583 thousand benefit in the second quarter of 2010. The increase in tax expense in 2011 as compared to 2010 was primarily driven by pre-tax income in the current year.

Policy benefits primarily decreased because of lower death claims on our universal life policies, and lower annuity reserves for death benefits and income benefits because of improved market conditions.

Net realized investment losses of $2,189 thousand were recognized during the quarter ended June 30, 2011 compared to net realized investment gains of $700 thousand during the quarter ended June 30, 2010. This decrease in realized income was a result of realized losses on derivative assets and liabilities which increased $6,057 thousand to a loss of $3,089 thousand in the quarter ended June 30, 2011 compared to a gain of $2,968 thousand during the quarter ended June 30, 2010. This was primarily attributable to our net embedded derivatives associated with variable and fixed indexed annuity guarantees which had increased losses of $5,002 thousand for the quarter ended June 30, 2011 compared to June 30, 2010. Of this increase, $2,618 thousand was associated with the non-performance risk factor. There were also losses of $1,055 thousand recognized on our surplus hedge that was entered into during 2010. Partially offsetting the decrease in overall realized income was an improvement of $2,537 thousand in impairment losses.

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2011	2010	2010 vs. 2009
REVENUES:
Premiums	$259	$2,270	$(2,011)	(89%)
Insurance and investment product fees	203,647	207,012	(3,365)	(2%)
Net investment income	45,629	36,164	9,465	26%
Net realized investment gains (losses):
Total OTTI losses	(1,662)	(9,740)	8,078	83%
Portion of OTTI losses recognized in OCI	732	3,199	(2,467)	(77%)
Net OTTI losses recognized in earnings	(930)	(6,541)	5,611	86%
Net realized investment gains, excluding OTTI losses	(5,721)	8,235	(13,956)	(169%)
Net realized investment gains (losses)	(6,651)	1,694	(8,345)	NM
Total revenues	242,884	247,140	(4,256)	(2%)

BENEFITS AND EXPENSES:
Policy benefits	124,449	125,331	(882)	(1%)
Policy acquisition cost amortization	67,948	80,526	(12,578)	(16%)
Other operating expenses	36,443	53,898	(17,455)	(32%)
Total benefits and expenses	228,840	259,755	(30,915)	(12%)
Income (loss) before income taxes	14,044	(12,615)	26,659	NM
Income tax expense (benefit)	4,664	(5,625)	10,289	183%
Net income (loss)	$9,380	$(6,990)	$16,370	NM

———————

Not meaningful (NM)

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net income for the six months ended June 30, 2011 was $9,380 thousand compared to a net loss of $6,990 thousand for the six months ended June 30, 2010. The increase in results from operations reflects lower operating expenses and policy cost amortization as well as higher net investment income. These were partially offset by an increase in net realized investment losses and tax expense.

Debt Securities Held in Our General Account

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities. As of June 30, 2011, our general account held debt securities with a carrying value of $1,972,273 thousand, representing 92.9% of total general account investments. Public debt securities represented 80.5% of total debt securities, with the remaining 19.5% represented by private debt securities.

Debt Securities by Type and Credit Quality:	As of June 30, 2011
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$116,954	$113,973	$--	$--
State and political subdivision	32,771	31,727	972	1,328
Foreign government	25,342	23,745	1,451	1,119
Corporate	863,330	821,865	60,938	83,117
CMBS	222,161	217,486	14,863	15,563
RMBS	403,414	409,193	25,934	33,355
CDO/CLO	16,214	16,823	42,565	49,417
Other asset-backed	129,991	128,907	15,373	15,347
Total debt securities	$1,810,177	$1,763,719	$162,096	$199,246

Percentage of total debt securities	91.8%	89.8%	8.2%	10.2%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2011 in our debt securities portfolio were banking (5.0%), electric utilities (4.6%), insurance (3.8%), diversified financial services (3.2%) and oil (2.7%).

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

Most of our RMBS portfolio is highly rated. At June 30, 2011, 76.3% of the total residential portfolio was rated AAA or AA. We have $132,489 thousand of prime exposure, $105,826 thousand of Alt-A exposure and $59,838 thousand of sub-prime exposure, which combined amount to 13.6% of our general account. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 56% being AAA rated, and another 19% in AA/A securities. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the six months ended June 30, 2011 totaled $377 thousand. These impairments consist of $100 thousand from prime, $46 thousand from Alt-A and $231 thousand from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2011
	Carrying	Market	% General					BB and
	Value(1)	Value(1)	Account(2)	AAA	AA	A	BBB	Below
Collateral
Agency	$128,113	$131,195	6.0%	100.0%	0.0%	0.0%	0.0%	0.0%
Prime	133,600	132,489	6.1%	52.4%	7.9%	11.7%	7.7%	20.3%
Alt-A	111,569	105,826	4.8%	61.6%	9.8%	10.4%	0.0%	18.2%
Sub-prime	69,266	59,838	2.7%	53.1%	15.3%	0.0%	4.5%	27.1%
Total	$442,548	$429,348	19.6%	69.3%	7.0%	6.2%	3.0%	14.5%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 &
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$69,038	$69,494	3.2%	0.0%	0.0%	2.9%	14.9%	39.3%	42.9%
AA	10,550	10,424	0.5%	0.0%	0.0%	9.6%	44.1%	28.9%	17.4%
A	15,036	15,442	0.7%	0.0%	0.0%	0.0%	34.9%	65.1%	0.0%
BBB	10,316	10,223	0.5%	0.0%	0.0%	0.0%	21.0%	53.7%	25.3%
BB and Below	28,660	26,906	1.2%	0.0%	3.7%	34.6%	59.1%	0.1%	2.5%
Total	$133,600	$132,489	6.1%	0.0%	0.7%	9.3%	29.0%	34.7%	26.3%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 &
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$65,870	$65,162	3.0%	0.0%	0.0%	0.0%	7.7%	59.5%	32.8%
AA	10,727	10,431	0.4%	0.0%	0.0%	32.4%	0.0%	36.7%	30.9%
A	11,011	10,998	0.5%	0.0%	0.0%	0.0%	90.9%	0.8%	8.3%
BBB	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BB and Below	23,961	19,235	0.9%	0.0%	17.1%	21.0%	54.2%	6.5%	1.2%
Total	$111,569	$105,826	4.8%	0.0%	3.1%	7.0%	24.1%	41.5%	24.3%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-					2003 &
	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior
Rating
AAA	$32,291	$31,784	1.5%	19.2%	8.0%	11.4%	12.6%	25.4%	23.4%
AA	9,524	9,140	0.4%	0.0%	0.0%	0.0%	70.1%	0.0%	29.9%
A	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
BBB	2,737	2,705	0.1%	0.0%	0.0%	22.3%	16.7%	0.0%	61.0%
BB and Below	24,714	16,209	0.7%	0.0%	54.0%	9.0%	24.8%	0.0%	12.2%
Total	$69,266	$59,838	2.7%	10.2%	18.9%	9.4%	24.9%	13.5%	23.1%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2011
				Year of Issue
	Carrying	Market	% General	Post-				2004 and
	Value(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior
Rating
AAA	$148,575	$153,173	7.0%	28.2%	11.2%	20.3%	19.3%	21.0%
AA	31,720	32,715	1.5%	18.2%	9.9%	5.1%	19.1%	47.7%
A	34,137	33,515	1.5%	56.4%	1.6%	33.8%	0.0%	8.2%
BBB	8,665	7,911	0.4%	0.0%	81.5%	18.5%	0.0%	0.0%
BB and below	12,845	11,641	0.5%	69.5%	7.4%	0.0%	9.1%	14.0%
Total	$235,942	$238,955	10.9%	31.9%	11.8%	19.1%	15.4%	21.8%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $2,893 thousand and $1,931 thousand, respectively.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Total other-than temporary debt impairment losses	$(782)	$(4,089)	$(1,662)	$(9,740)
Portion of loss recognized in OCI	346	1,116	732	3,199
Net debt impairments recognized in earnings	$(436)	$(2,973)	$(930)	$(6,541)

Debt security impairments:
U.S. government and agency	$--	$--	$--	$--
State and political subdivision	--	--	--	--
Foreign government	--	--	--	--
Corporate	--	(210)	(250)	(210)
CMBS	--	(300)	--	(870)
RMBS	(377)	(1,929)	(621)	(3,413)
CDO/CLO	--	(534)	--	(2,048)
Other asset-backed	(59)	--	(59)	--
Net debt security impairments	(436)	(2,973)	(930)	(6,541)
Other investments impairments	--	--	--	--
Impairment losses	(436)	(2,973)	(930)	(6,541)
Debt security transaction gains	1,596	917	2,227	1,154
Debt security transaction losses	(260)	(108)	(585)	(1,732)
Other investments transaction gains (losses)	--	(104)	--	161
Net transaction gains (losses)	1,336	705	1,642	(417)
Realized gains (losses) on derivative assets and liabilities	(3,089)	2,968	(7,363)	8,652
Net realized investment gains (losses), excluding impairment losses	(1,753)	3,673	(5,721)	8,235
Net realized investment gains (losses), including impairment losses	$(2,189)	$700	$(6,651)	$1,694

Other-than-Temporary Impairments

A credit-related loss impairment for structured securities is determined by calculating the present value of the expected credit losses on a given security’s coupon and principal cash flows until maturity. All other fixed income securities are written down to fair value. The impairment amount is separated into the amount related to credit losses, which is recorded as a charge to net realized investment losses included in our earnings, and the amount related to all other factors, which is recognized in OCI. The non-credit related loss component is equal to the difference between the fair value of a security and its carrying value subsequent to impairment.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At June 30, 2011, this included securities with $18,507 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

Debt Securities

Fixed income OTTIs recorded in the first half of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $436 thousand in the second quarter of 2011 and $2,973 thousand in the second quarter of 2010 and $930 thousand in the first half of 2011 and $6,541 thousand in the first half of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $346 thousand in the second quarter of 2011 and $1,116 thousand in the second quarter of 2010 and $732 thousand in the first half of 2011 and $3,199 thousand in the first half of 2010.

In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$(16,871)	$(16,010)	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	(277)	(1,401)	(527)	(1,647)
Add: Credit losses on securities previously impaired(1)	(100)	(1,572)	(344)	(4,894)
Less: Credit losses on securities impaired due to intent to sell	--	--	958	--
Less: Credit losses on securities sold	--	--	--	--
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Balance, end of period	$(17,248)	$(18,983)	$(17,248)	$(18,983)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in the balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	June 30,	Dec 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,504)	(1,512)
CMBS	(4,519)	(4,519)
RMBS	(16,021)	(15,263)
CDO/CLO	(5,432)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(27,476)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of June 30, 2011. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of June 30, 2011
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$516,723	$188,858	$92,856	$235,009
Total amortized cost	580,741	191,703	95,950	293,088
Unrealized losses	$(64,018)	$(2,845)	$(3,094)	$(58,079)
Unrealized losses after offsets	$(7,822)	$(1,390)	$(1,198)	$(5,234)
Number of securities	325	104	69	152

Investment grade:
Unrealized losses	$(24,362)	$(2,505)	$(3,057)	$(18,800)
Unrealized losses after offsets	$(4,181)	$(1,196)	$(1,181)	$(1,804)

Below investment grade:
Unrealized losses	$(39,656)	$(340)	$(37)	$(39,279)
Unrealized losses after offsets	$(3,641)	$(194)	$(17)	$(3,430)

Total net unrealized losses on debt securities were $9,308 thousand (unrealized losses of $64,018 thousand less unrealized gains of $73,326 thousand).

For debt securities with gross unrealized losses, 53.5% of the unrealized losses after offsets pertain to investment grade securities and 46.5% of the unrealized losses after offsets pertain to below investment grade securities at June 30, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of June 30, 2011
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(43,686)	$(3,418)	$(545)	$(39,723)
Unrealized losses over 20% of cost after offsets	$(4,013)	$(503)	$(44)	$(3,466)
Number of securities	41	6	1	34

Investment grade:
Unrealized losses over 20% of cost	$(10,784)	$(1,787)	$(545)	$(8,452)
Unrealized losses over 20% of cost after offsets	$(1,093)	$(372)	$(44)	$(677)

Below investment grade:
Unrealized losses over 20% of cost	$(32,902)	$(1,631)	$--	$(31,271)
Unrealized losses over 20% of cost after offsets	$(2,920)	$(131)	$--	$(2,789)

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

The financial strength ratings as of June 30, 2011 were as follows:

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

Contractual Obligations and Commercial Commitments

As of June 30, 2011, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us for these benefits totaled $786 thousand and $1,268 thousand for the three months ended June 30, 2011 and 2010, respectively. Employee benefit expense allocated to us for these benefits totaled $1,512 thousand and $2,571 thousand for the six months ended June 30, 2011 and 2010, respectively. In, 2011, Phoenix Life made contributions to the pension plans on our behalf of $1,042 thousand in the first quarter and $1,169 thousand in the second quarter. By December 31, 2011, Phoenix Life expects to make additional contributions to the pension plans, of which approximately $3,074 thousand will be allocated to us.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $278,822 thousand at December 31, 2010 to $324,946 thousand at June 30, 2011. The principal factors resulting in this increase were net gains from operations after tax of $70,088 thousand offset by $7,540 thousand of unrealized capital losses and a $7,073 thousand reduction in net deferred income taxes.

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

See our 2010 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at June 30, 2011 in comparison to December 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our SEC registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial statements in particular quarterly or annual periods. See Item 1A, “Risk Factors” in Part I, Item A of our 2010 Annual Report on Form 10-K and Note 9 to our financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. Before investing in our securities, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K. The risks described therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

Item 4.

[REMOVED AND RESERVED]

Item 5.

OTHER INFORMATION

(a)

Not applicable.

(b)

No material changes.

Item 6.

EXHIBITS

Exhibit

31.1	Certification of James D. Wehr, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by James D. Wehr, President and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

PHL VARIABLE INSURANCE COMPANY

Date: August 12, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer