Form 10-Q
period 2011-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2011-11-14
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of November 8, 2011, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Balance Sheets

($ in thousands, except share data)

September 30, 2011 (unaudited) and December 31, 2010

	Sept 30,	Dec 31,
	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $2,226,583 and $1,541,506)	$2,258,519	$1,520,398
Venture capital partnerships, at equity in net assets	4,376	3,226
Policy loans, at unpaid principal balances	62,023	57,326
Other investments	108,238	90,757
Fair value option investments	7,444	11,731
Total investments	2,440,600	1,683,438
Cash and cash equivalents	69,108	51,059
Accrued investment income	18,789	12,019
Receivables	358,521	367,142
Deferred policy acquisition costs	571,048	594,126
Receivable from related parties	12,071	13,649
Other assets	61,911	54,727
Separate account assets	2,453,660	2,922,946
Total assets	$5,985,708	$5,699,106

LIABILITIES:
Policy liabilities and accruals	$1,318,793	$1,283,034
Policyholder deposit funds	1,466,267	793,142
Deferred income taxes	20,342	13,371
Payable to related parties	16,061	9,924
Other liabilities	65,516	66,534
Separate account liabilities	2,453,660	2,922,946
Total liabilities	5,340,639	5,088,951

CONTINGENT LIABILITIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	802,152
Accumulated deficit	(161,153)	(182,041)
Accumulated other comprehensive income (loss), net of tax	1,570	(12,456)
Total stockholder’s equity	645,069	610,155
Total liabilities and stockholder’s equity	$5,985,708	$5,699,106

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Income and Comprehensive Income

($ in thousands)

Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Premiums	$1,118	$1,278	$1,378	$3,548
Insurance and investment product fees	98,007	101,666	301,655	308,678
Net investment income	25,732	17,453	71,361	53,617
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(4,535)	(5,203)	(6,197)	(14,943)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	3,853	3,230	4,585	6,429
Net OTTI losses recognized in earnings	(682)	(1,973)	(1,612)	(8,514)
Net realized investment gains (losses), excluding OTTI losses	(5,395)	(5,434)	(11,116)	2,801
Net realized investment gains (losses)	(6,077)	(7,407)	(12,728)	(5,713)
Total revenues	118,780	112,990	361,666	360,130

BENEFITS AND EXPENSES:
Policy benefits	61,832	45,609	186,280	170,940
Policy acquisition cost amortization	39,815	74,880	107,763	155,406
Other operating expenses	19,406	18,775	55,850	72,673
Total benefits and expenses	121,053	139,264	349,893	399,019
Income (loss) before income taxes	(2,273)	(26,274)	11,773	(38,889)
Income tax benefit	(13,780)	(21,467)	(9,115)	(27,092)
Net income (loss)	$11,507	$(4,807)	$20,888	$(11,797)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$11,507	$(4,807)	$20,888	$(11,797)
Net unrealized investment gains	3,064	7,847	17,006	12,806
Non-credit portion of OTTI losses recognized in OCI	(2,505)	(2,100)	(2,980)	(4,179)
Net unrealized other loss	--	--	--	(172)
Other comprehensive income	559	5,747	14,026	8,455
Comprehensive income (loss)	$12,066	$940	$34,914	$(3,342)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$20,888	$(11,797)
Net realized investment (gains) losses	12,728	5,713
Deferred income tax benefit	(583)	(9,584)
(Increase) decrease in receivables	397	(44,048)
Increase in accrued investment income	(7,880)	(5,402)
(Increase) decrease in deferred policy acquisition costs	(3,201)	149,230
Increase (decrease) in policy liabilities and accruals	36,357	(62,681)
Other assets and other liabilities net change	(3,964)	(26,080)
Cash from (for) operating activities	54,742	(4,649)

INVESTING ACTIVITIES:
Investment purchases	(2,008,163)	(1,380,987)
Investment sales, repayments and maturities	1,345,618	1,362,220
Policy loan advances, net	(4,697)	(6,363)
Cash for investing activities	(667,242)	(25,130)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	697,727	222,300
Policyholder deposit fund withdrawals	(67,178)	(212,793)
Capital contributions from parent	--	14,000
Cash from financing activities	630,549	23,507
Change in cash and cash equivalents	18,049	(6,272)
Cash and cash equivalents, beginning of period	51,059	83,518
Cash and cash equivalents, end of period	$69,108	$77,246

Included in cash and cash equivalents above is cash held as collateral by a third party of $7,510 thousand as of September 30, 2011. There was no cash held as collateral by a third party as of September 30, 2010.

During the nine months ended September 30, 2011, the Company received no capital contributions. During the nine months ended September 30, 2010, the Company received $14,000 thousand in capital contributions, all of which was in cash.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$788,152
Capital contributions from parent	--	14,000
Balance, end of period	$802,152	$802,152

RETAINED EARNINGS / ACCUMULATED DEFICIT:
Balance, beginning of period	$(182,041)	$(156,603)
Adjustment for initial application of accounting changes	--	(562)
Net income (loss)	20,888	(11,797)
Balance, end of period	$(161,153)	$(168,962)

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance, beginning of period	$(12,456)	$(20,085)
Adjustment for initial application of accounting changes	--	288
Other comprehensive income (loss)	14,026	8,455
Balance, end of period	$1,570	$(11,342)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610,155	$613,964
Change in stockholder’s equity	34,914	10,384
Balance, end of period	$645,069	$624,348

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010

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

After PNX experienced downgrades to its ratings and lost several key distributors in the first quarter of 2009, PNX repositioned its product line and began establishing new distribution relationships. In 2010, PNX was able to grow sales in its repositioned annuity product line through distributors that focus primarily on the middle market, including independent marketing organizations. That trend has continued through the first three quarters of 2011.

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the financial statements included in our 2010 Annual Report on Form 10-K. Financial results for the three and nine months ended September 30, 2011 are not necessarily indicative of full year results.

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

Adoption of new accounting standards

Amendment to Troubled Debt Restructuring Guidance

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 310, Receivables, to clarify guidance on troubled debt restructurings related to a creditor’s determination of whether or not a restructuring constitutes a concession and if the debtor is experiencing financial difficulties. This guidance is effective for interim periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Retrospective application to all prior periods presented on the date of application is also permitted, but not required. Our adoption in the third quarter of 2011 had no material effect on our financial statements.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

Amendments to the Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the statement of changes in stockholder’s equity. In addition, the amended guidance will require consecutive presentation of the statement of net income and OCI. This guidance is effective for periods beginning after December 15, 2011, on a retrospective basis. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholder’s equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance is effective for periods beginning after December 15, 2011, on a prospective basis. Other than additional disclosures, the adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our financial statements.

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

Out-of-Period Adjustments

Net income of $11,507 thousand and $20,888 thousand was recognized during the three and nine months ended September 30, 2011. Net income for the nine months ended September 30, 2011 reflects approximately $2,500 thousand associated with the correction of errors, recorded in the second quarter of 2011 and related to various prior years, which increased income recognized in the current year. The impact of the correction of errors on the individual line items of the statement of income for the nine months ended September 30, 2011 was a $2,800 thousand decrease to net realized investment losses, a $1,300 thousand decrease to other operating expenses, a $1,200 thousand increase to premiums, an $800 thousand increase to policy acquisition cost amortization and a $700 thousand increase in policy benefits. The associated tax impact was a $2,500 thousand decrease in income tax benefit. There were no such entries recorded in the third quarter of 2011.

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

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2011	2010	2011	2010

Policy acquisition costs deferred	$43,347	$4,108	$110,963	$6,176
Costs amortized to expenses:
Recurring costs	(39,803)	(74,375)	(107,626)	(156,467)
Realized investment gains (losses)	(12)	(505)	(137)	1,061
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income(1)	(12,883)	(26,822)	(31,543)	(100,605)
Cumulative effect of adoption of new guidance	--	(119)	--	(119)
Other	(1,163)	6,446	5,265	17,937
Change in deferred policy acquisition costs	(10,514)	(91,267)	(23,078)	(232,017)
Deferred policy acquisition costs, beginning of period	581,562	696,817	594,126	837,567
Deferred policy acquisition costs, end of period	$571,048	$605,550	$571,048	$605,550

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

Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of extensive actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed regularly based on our current best estimates of future events.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. In the third quarter, we conducted a comprehensive assumption review. We revised our assumptions to reflect our current best estimates, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset was adjusted, a process known as “unlocking,” with an offsetting benefit or charge to income.

Upon completion of a study during the third quarter of 2011, we updated our best estimate assumptions used to project EGPs in the deferred policy acquisition cost amortization schedules. Major projection assumptions included policy maintenance expenses, investment income, fees, reinsurance recapture, lapses and premium persistency. In our review, to develop the best estimate for these assumptions, we examined our own experience, industry studies and market conditions. Assumption changes resulted in an overall increase in deferred policy acquisition cost amortization of $1,904 thousand, which included a decrease of $32,677 thousand for universal life policies from higher expected fees. It also included an increase of $30,067 thousand for universal life policies from lower persistency. Overall, the amortization increased by $693 thousand, $174 thousand and $1,038 thousand, respectively, for universal life, variable universal life and annuities.

Upon completion of a study during the third quarter of 2010, we updated our best estimate assumptions used to project EGPs and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated included surrenders, lapse experience, net investment income, and premium funding. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. The greatest impact of the unlocking was on the universal life line of business, where the effects of these adjustments resulted in an overall increase in deferred policy acquisition cost amortization of $23,486 thousand. This unlocking was primarily driven by increased lapses in portions of our universal life business and the impact of the low interest rate environment. Annuities and variable universal life lines of business had increases in amortization of $8,267 thousand and $200 thousand, respectively.

4.

Investing Activities

Debt securities

We invest in a variety of debt securities for the general account portfolio. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Standard Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost or the securities in our portfolio.

Fair Value and Cost of General Account Securities:	September 30, 2011		December 31, 2010
($ in thousands)	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$220,795	$208,402	$98,283	$96,137
State and political subdivision	38,850	35,152	32,509	33,092
Foreign government	28,021	26,864	16,086	14,683
Corporate	1,002,620	974,063	693,777	692,780
CMBS	271,689	269,065	173,955	172,850
RMBS	502,550	510,234	333,605	350,729
CDO/CLO	55,350	66,035	63,184	72,603
Other asset-backed	138,644	136,768	108,999	108,632
Available-for-sale debt securities	$2,258,519	$2,226,583	$1,520,398	$1,541,506

Gross Unrealized Gains (Losses) from	September 30, 2011		December 31, 2010
General Account Securities:	Gains	Losses	Gains	Losses
($ in thousands)
U.S. government and agency	$12,796	$(403)	$2,483	$(337)
State and political subdivision	4,067	(369)	216	(799)
Foreign government	1,422	(265)	1,463	(60)
Corporate	70,785	(42,228)	39,804	(38,807)
CMBS	8,005	(5,381)	5,673	(4,568)
RMBS	14,702	(22,386)	4,429	(21,553)
CDO/CLO	681	(11,366)	1,940	(11,359)
Other asset-backed	2,657	(781)	1,320	(953)
Debt securities unrealized gains (losses)	$115,115	$(83,179)	$57,328	$(78,436)
Debt securities net unrealized gains (losses)	$31,936			$(21,108)

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Sept 30,	Dec 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,505)	(1,512)
CMBS	(4,519)	(4,519)
RMBS	(19,873)	(15,263)
CDO/CLO	(5,432)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(31,329)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	As of September 30, 2011
General Account Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities
U.S. government and agency	$--	$--	$3,539	$(403)	$3,539	$(403)
State and political subdivision	--	--	960	(369)	960	(369)
Foreign government	7,389	(265)	--	--	7,389	(265)
Corporate	102,816	(4,550)	79,352	(37,678)	182,168	(42,228)
CMBS	62,604	(2,550)	7,962	(2,831)	70,566	(5,381)
RMBS	112,007	(4,184)	75,033	(18,202)	187,040	(22,386)
CDO/CLO	5,639	(150)	40,417	(11,216)	46,056	(11,366)
Other asset-backed	33,346	(608)	7,135	(173)	40,481	(781)
Total temporarily impaired securities	$323,801	$(12,307)	$214,398	$(70,872)	$538,199	$(83,179)

Below investment grade	$24,087	$(1,101)	$71,353	$(45,106)	$95,440	$(46,207)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(467)		$(4,073)		$(4,540)

Number of securities		212		150		362

Unrealized losses on below-investment-grade debt securities with a fair value of less than 80% of amortized cost totaled $40,566 thousand at September 30, 2011, of which $36,475 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at September 30, 2011 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

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

Unrealized losses on below-investment-grade debt securities with a fair value of less than 80% of amortized cost totaled $37,304 thousand at December 31, 2010, of which $36,499 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and was expected to perform, in accordance with its original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

4.

Investing Activities (continued)

Maturities of General Account Debt Securities:	As of September 30, 2011
($ in thousands)	Fair	Amortized
	Value	Cost

Due in one year or less	$161,484	$161,232
Due after one year through five years	246,905	233,740
Due after five years through ten years	446,477	420,200
Due after ten years	435,420	429,309
CMBS/RMBS/ABS/CDO/CLO	968,233	982,102
Total	$2,258,519	$2,226,583

The maturities of general account debt securities, as of September 30, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

Other-than-temporary impairments

A portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in OCI. For these securities the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At September 30, 2011, this included debt securities with $27,383 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Fixed income OTTIs recorded in the first nine months of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $682 thousand in the third quarter of 2011 and $1,973 thousand in the third quarter of 2010 and $1,612 thousand in the first nine months of 2011 and $8,514 thousand in the first nine months of 2010.

4.

Investing Activities (continued)

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3,853 thousand in the third quarter of 2011 and $3,230 thousand in the third quarter of 2010 and $4,585 thousand in the first nine months of 2011 and $6,429 thousand in the first nine months of 2010.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$(17,248)	$(18,983)	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	--	(546)	(527)	(2,193)
Add: Credit losses on securities previously impaired(1)	(681)	(1,305)	(1,025)	(6,199)
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Less: Credit losses on securities sold	250	--	1,208	--
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Balance, end of period	$(17,679)	$(20,834)	$(17,679)	$(20,834)

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

Investment Activity in Venture Capital Partnerships:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2011	2010	2011	2010

Contributions	$314	$726	$852	$1,282
Equity in earnings (loss) of partnerships	298	(125)	352	41
Distributions	(51)	--	(54)	(91)
Change in venture capital partnerships	561	601	1,150	1,232
Venture capital partnership investments, beginning of period	3,815	2,068	3,226	1,437
Venture capital partnership investments, end of period	$4,376	$2,669	$4,376	$2,669

Net investment income

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2011	2010	2011	2010

Debt securities	$25,309	$17,380	$69,141	$51,364
Policy loans	786	783	2,279	2,287
Venture capital	298	(125)	352	41
Other investments	44	123	578	1,198
Fair value option investments	(201)	(381)	219	(277)
Cash and cash equivalents	--	7	5	20
Total investment income	26,236	17,787	72,574	54,633
Less: Investment expenses	504	334	1,213	1,016
Net investment income	$25,732	$17,453	$71,361	$53,617

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Total other-than temporary debt impairment losses	$(4,535)	$(5,203)	$(6,197)	$(14,943)
Portion of loss recognized in OCI	3,853	3,230	4,585	6,429
Net debt impairment losses recognized in earnings	$(682)	$(1,973)	$(1,612)	$(8,514)

Debt security impairments:
U.S. government and agency	$--	$--	$--	$--
State and political subdivision	--	--	--	--
Foreign government	--	--	--	--
Corporate	(163)	(546)	(413)	(756)
CMBS	--	(390)		(1,260)
RMBS	(519)	(267)	(1,140)	(3,680)
CDO/CLO	--	(648)	--	(2,696)
Other asset-backed	--	(122)	(59)	(122)
Net debt security impairments	(682)	(1,973)	(1,612)	(8,514)
Other investments impairments	--	--	--	--
Impairment losses	(682)	(1,973)	(1,612)	(8,514)
Debt security transaction gains	149	1,910	2,376	3,064
Debt security transaction losses	(8)	(75)	(593)	(1,807)
Other investments transaction gains (losses)	--	104	--	265
Net transaction gains	141	1,939	1,783	1,522
Realized gains (losses) on derivative assets and liabilities	(5,536)	(7,373)	(12,899)	1,279
Net realized investment gains (losses), excluding impairment losses	(5,395)	(5,434)	(11,116)	2,801
Net realized investment (losses), including impairment losses	$(6,077)	$(7,407)	$(12,728)	$(5,713)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Debt securities	$22,628	$36,535	$53,044	$98,348
Other investments	(192)	53	78	146
Net unrealized investment gains	$22,436	$36,588	$53,122	$98,494

Net unrealized investment gains	$22,436	$36,588	$53,122	$98,494
Applicable deferred policy acquisition cost	12,883	26,822	31,543	100,605
Applicable deferred income tax expense (benefit)	8,994	4,019	7,553	(10,738)
Offsets to net unrealized investment losses	21,877	30,841	39,096	89,867
Net unrealized investment gains included in OCI	$559	$5,747	$14,026	$8,627

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

4.

Investing Activities (continued)

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in venture capital partnerships on the balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $4,376 thousand and $3,226 thousand as of September 30, 2011 and December 31, 2010, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade-rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of September 30, 2011, we held derivative assets, net of liabilities, with a fair value of $97,259 thousand. Derivative credit exposure was diversified with eight different counterparties. We also had debt securities of these issuers with a carrying value of $13,771 thousand. Our maximum amount of loss due to credit risk with these issuers was $111,030 thousand. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the consolidated balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. For the three and nine month periods ended September 30, 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

Variable and fixed indexed annuities

Many of our variable annuity contracts offer various guaranteed minimum death, accumulation, withdrawal and income benefits. Many of our fixed indexed annuities offer guaranteed minimum withdrawal and death benefits. These benefits are offered in various forms as described below.

Separate Account Investments of Account Balances of	Sept 30,	Dec 31,
Variable Annuity Contracts with Guarantees:	2011	2010
($ in thousands)
Debt securities	$400,679	$441,842
Equity funds	1,463,778	1,850,010
Other	64,130	68,677
Total	$1,928,587	$2,360,529

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	Sept 30,	Dec 31,
($ in thousands)	2011	2010

Debt securities	$838,320	$225,986
Equity funds	--	--
Other	--	--
Total	$838,320	$225,986

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain variable annuity policies as follows:

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

For variable annuities with GMDB and GMIB, reserves are calculated based on 200 stochastically generated scenarios. The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	September 30, 2011
($ in thousands)	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4,570	$17,457
Incurred	(573)	2,773
Paid	1,300	--
Liability balance as of September 30, 2011	$5,297	$20,230

Changes in Guaranteed Liability Balances:	December 31, 2010
($ in thousands)	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	3,330	1,646
Paid	(3,823)	--
Liability balance as of December 31, 2010	$4,570	$17,457

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$808,408	$39,711	61
GMDB step up	1,266,244	182,963	62
GMDB earnings enhancement benefit (EEB)	38,641	1,021	62
GMDB greater of annual step up and roll up	26,316	10,360	65
Total GMDB at September 30, 2011	$2,139,609	$234,055

GMDB return of premium	$981,787	$17,685	61
GMDB step up	1,507,216	82,613	62
GMDB earnings enhancement benefit (“EEB”)	47,123	291	61
GMDB greater of annual step up and roll up	32,083	7,680	65
Total GMDB at December 31, 2010	$2,568,209	$108,269

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in thousands)	Account	Attained Age
	Value	of Annuitant

GMWB	$322,972	62
GMIB	419,388	63
GMAB	355,149	57
GPAF	17,342	77
COMBO	9,296	60
Total at September 30, 2011	$1,124,147

GMWB	$587,053	61
GMIB	511,971	62
GMAB	427,315	56
GPAF	13,251	76
COMBO	10,837	59
Total at December 31, 2010	$1,550,427

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

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on variable annuity policies issued after April 30, 2008 and to GMAB liabilities on variable annuity policies issued after December 31, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we use deposit accounting for the contract. We account for these liabilities within the payable to related parties line in our financial statements.

The GMWB, GMAB, GPAF and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. The index options represent embedded derivative liabilities in the fixed indexed annuity contracts that are required to be reported separately from the host contract. They are carried at fair value and reported in policyholder deposit funds. The fair value of the GMWB, GMAB, GPAF, COMBO and index options obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

In order to manage the risk associated with these embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions. We hedge our fixed indexed annuity options using equity index options. These investments are included in other investments on our balance sheet. Embedded derivative liabilities for GMWB, GMAB, GPAF, COMBO and index options are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2010 or during the first nine months of 2011. There were benefit payments made of $351 thousand for GPAF during 2010 and $137 thousand during the first nine months of 2011.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in thousands)	2011	2010

GMWB	$19,223	$(1,664)
GMAB	28,924	13,098
GPAF	4,270	2,286
COMBO	(350)	(695)
Fixed indexed annuity options	62,844	13,460
Total embedded derivative liabilities	$114,911	$26,485

Fixed indexed annuity guaranteed benefits

Liabilities associated with the GMWB for the fixed indexed annuities differ from those offered on variable annuities in that there is less exposure to capital market risk due to the fixed nature of the underlying contract. These liabilities are determined by estimating the expected value of the withdrawal benefits in excess of the projected account balance at the date of election and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed withdrawal benefit liabilities are consistent with those used for amortizing deferred policy acquisition costs. Some of these riders also offer a GMDB in addition to the withdrawal benefits.

Reserves are calculated based on 1,000 stochastically generated scenarios. The GMWB and GMDB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in thousands)	GMWB & GMDB
	Sept 30,	Dec 31,
	2011	2010

Liability balance, beginning of period	$204	$--
Incurred	5,391	204
Paid	--	--
Liability balance, end of period	$5,595	$204

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At September 30, 2011 and December 31, 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $125,898 thousand and $95,742 thousand, respectively.

6.

Derivative Instruments

Derivative instruments

We use derivatives to manage certain risks in our general account portfolio as well as our insurance liabilities. Our derivatives do not qualify for hedge accounting treatment and are stated at fair value (market value) within other investments on our balance sheet, with changes in valuation reported in net realized investment gains/losses on our statements of income. The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of September 30, 2011 and December 31, 2010, $7,510 thousand and $6,870 thousand, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

6.

Derivative Instruments (continued)

Derivative Instruments Held in			Fair Value as of		Fair Value as of
General Account:			September 30, 2011		December 31, 2010
($ in thousands)	Notional
	Amount	Maturity	Asset	Liability	Asset	Liability
Non-hedging derivative instruments
Interest rate swaps	$101,000	2017-2026	$11,010	$3,634	$3,593	$1,469
Variance swaps	935	2015-2017	3,174	--	--	577
Swaptions	25,000	2024	180	--	2,097	--
Put options	205,000	2016-2021	57,944	--	45,019	--
Call options	367,153	2011-2016	11,389	6,843	11,231	5,980
Equity futures	136,725	2011	24,039	--	28,501	--
Total non-hedging derivative instruments	$835,813		$107,736	$10,477	$90,441	$8,026

Derivative Instrument Gains (Losses) Recognized in Earnings:(1)	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Derivative instruments by type
Interest rate swaps	$6,870	$1,680	$11,146	$4,413
Variance swaps	5,404	--	3,751	--
Swaptions	(420)	737	(826)	1,907
Put options	23,010	(10,804)	18,010	21,582
Call options	(10,642)	(180)	(13,925)	(893)
Equity futures	16,380	(12,549)	10,575	(10,105)
Cross currency swaps	--	--	--	--
Total derivative instrument gains (losses) recognized in earnings	$40,602	$(21,116)	$28,731	$16,904

———————

(1)

Excludes realized losses of $46,138 thousand and realized gains of $13,743 thousand on embedded derivatives for the three months ended September 30, 2011 and 2010 and realized losses of $41,630 thousand and $15,625 thousand on embedded derivatives for the nine months ended September 30, 2011 and 2010.

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

Generally, the Company has used a combination of equity index futures, interest rate swaps, variance swaps and long-dated put options to hedge its GMAB and GMWB liabilities and equity index call options to hedge its indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings remain below the specified threshold levels as a result of rating downgrades in early 2009. However, the Company held no derivative instruments as of September 30, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

7.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of September 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$187,718	$33,077	$--	$220,795
State and political subdivision	--	38,850	--	38,850
Foreign government	--	28,021	--	28,021
Corporate	--	946,269	56,351	1,002,620
CMBS	--	245,591	26,098	271,689
RMBS	--	495,423	7,127	502,550
CDO/CLO	--	--	55,350	55,350
Other asset-backed	-	130,205	8,439	138,644
Derivative assets	--	107,736	--	107,736
Separate account assets(1)	2,327,945	78,131	192	2,406,268
Fair value option investments	--	--	7,444	7,444
Total assets	$2,515,663	$2,103,303	$161,001	$4,779,967
Liabilities
Derivative liabilities	$--	$10,477	$114,911	$125,388
Total liabilities	$--	$10,477	$114,911	$125,388

———————

(1)

Excludes $40,034 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $7,358 thousand in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2011.

Fair Values of Financial Instruments by Level:	As of December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$68,724	$29,559	$--	$98,283
State and political subdivision	--	32,509	--	32,509
Foreign government	--	16,086	--	16,086
Corporate	--	663,717	30,060	693,777
CMBS	--	163,647	10,308	173,955
RMBS	--	326,168	7,437	333,605
CDO/CLO	--	--	63,184	63,184
Other asset-backed	--	89,328	19,671	108,999
Derivative assets	--	90,441	--	90,441
Separate account assets(1)	2,800,500	77,195	--	2,877,695
Fair value option investments	--	4,442	7,289	11,731
Total assets	$2,869,224	$1,493,092	$137,949	$4,500,265
Liabilities
Derivative liabilities	$--	$8,026	$26,485	$34,511
Total liabilities	$--	$8,026	$26,485	$34,511

———————

(1)

Excludes $37,949 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $7,302 thousand in cash and cash equivalents and money market funds.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2010.

7.

Fair Value of Financial Instruments (continued)

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For example, a hypothetical derivative contract with Level 1, Level 2 and significant Level 3 inputs would be classified as a Level 3 financial instrument in its entirety. Subsequently, even if only Level 1 and Level 2 inputs are adjusted, the resulting gain or loss is classified as Level 3. Further, Level 3 instruments are frequently hedged with instruments that are classified as Level 1 or Level 2 and, accordingly, gains or losses reported as Level 3 in the table below may be offset by gains or losses attributable to instruments classified in Level 1 or 2 of the fair value hierarchy.

Level 3 Financial Assets:	Three Months Ended September 30, 2011
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Option	Assets

Balance, beginning of period	$15,381	$58,779	$38,111	$24,560	$7,460	$7,618	$151,909
Purchases	--	--	21,422	5,050	--	--	26,472
Sales	(515)	(259)	(827)	(677)	(208)	--	(2,486)
Transfers into Level 3(1)	--	--	1,295	--	--	--	1,295
Transfers out of Level 3(2)	(6,917)	--	--	(2,762)	--	--	(9,679)
Realized gains (losses) included in earnings	54	--	2	--	--	--	56
Unrealized gains (losses) included in other comprehensive income (loss)	429	(3,224)	(3,478)	(85)	(169)	(201)	(6,728)
Amortization/accretion	7	54	18	12	44	27	162
Balance, end of period	$8,439	$55,350	$56,543	$26,098	$7,127	$7,444	$161,001

———————

(1)

Net transfers into Level 3 for the three months ended September 30, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(2)

Net transfers out of Level 3 for the three months ended September 30, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Nine Months Ended September 30, 2011
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Option	Assets

Balance, beginning of period	$19,671	$63,184	$30,060	$10,308	$7,437	$7,289	$137,949
Purchases	--	--	23,478	16,345	--	--	39,823
Sales	(2,500)	(6,521)	(860)	(1,261)	(549)	(19)	(11,710)
Transfers into Level 3(1)	--	--	3,366	--	--	--	3,366
Transfers out of Level 3(2)	(9,342)	--	--	--	--	--	(9,342)
Realized gains (losses) included in earnings	43	(293)	11	--	(1)	--	(240)
Unrealized gains (losses) included in other comprehensive income (loss)	545	(1,266)	443	688	115	124	649
Amortization/accretion	22	246	45	18	125	50	506
Balance, end of period	$8,439	$55,350	$56,543	$26,098	$7,127	$7,444	$161,001

———————

(1)

Net transfers into Level 3 for the nine months ended September 30, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(2)

Net transfers out of Level 3 for the nine months ended September 30, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2010
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Option	Assets

Balance, beginning of period	$12,771	$63,413	$29,669	$12,260	$10,647	$--	$128,760
Purchases	1,000	1,897	11	1,010	--	--	3,918
Sales	(1,015)	(277)	(654)	(223)	(254)	--	(2,423)
Adjustment for initial application of accounting changes(1)	--	(7,142)	--	--	--	7,142	--
Transfers into Level 3(2)	--	--	939	--	2	--	941
Transfers out of Level 3(3)	--	(1,885)	(1,368)	(3,700)	--	--	(6,953)
Realized gains (losses) included in earnings	66	(787)	10	--	--	--	(711)
Unrealized gains (losses) included in other comprehensive income (loss)	1,613	167	2,176	593	1,030	--	5,579
Amortization/accretion	(2)	3	31	1	95	--	128
Balance, end of period	$14,433	$55,389	$30,814	$9,941	$11,520	$7,142	$129,239

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the three months ended September 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(3)

Transfers out of Level 3 for the three months ended September 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

Level 3 Financial Assets:	Nine Months Ended September 30, 2010
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Option	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$--	$152,531
Purchases	1,000	1,958	41,788	2,337	1,035	--	48,118
Sales	(1,898)	(936)	(53,069)	(1,987)	(2,034)	--	(59,924)
Adjustment for initial application of accounting changes(1)	--	(7,142)	--	--	--	7,142	--
Transfers into Level 3(2)	--	--	3,276	--	38	--	3,314
Transfers out of Level 3(3)	(5,863)	(1,885)	(9,855)	(3,700)	(3,278)	--	(24,581)
Realized gains (losses) included in earnings	71	(2,836)	98	--	(21)	--	(2,688)
Unrealized gains (losses) included in other comprehensive income (loss)	2,270	1,234	7,278	1,503	(175)	--	12,110
Amortization/accretion	(1)	(3)	41	4	318	--	359
Balance, end of period	$14,433	$55,389	$30,814	$9,941	$11,520	$7,142	$129,239

———————

(1)

Adjustment from available-for-sale debt securities to fair value option investments upon adoption of ASC 815, Derivatives and Hedging, as of July 1, 2010.

(2)

Transfers into Level 3 for the nine months ended September 30, 2010 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer available.

(3)

Transfers out of Level 3 for the nine months ended September 30, 2010 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance, beginning of period	$42,926	$63,582	$26,485	$28,678
Net purchases/(sales)	20,506	3,423	48,171	5,853
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--
Realized (gains) losses	46,831	(17,031)	39,042	15,443
Unrealized (gains) losses included in other comprehensive loss	--	--	--	--
Deposits less benefits	--	--	--	--
Change in fair value(1)	4,648	--	1,213	--
Amortization/accretion	--	--		--
Balance, end of period	$114,911	$49,974	$114,911	$49,974

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits, excluding policy holder dividends, on the statement of income.

Carrying Amounts and Fair Values	As of September 30, 2011		As of December 31, 2010
of Financial Instruments:	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value

Cash and cash equivalents	$69,108	$69,108	$51,059	$51,059
Available-for-sale debt securities	2,258,519	2,258,519	1,520,398	1,520,398
Separate account assets	2,453,660	2,453,660	2,922,946	2,922,946
Policy loans	62,023	62,023	57,326	57,326
Derivative financial instruments	107,736	107,736	90,441	90,441
Fair value option investments	7,444	7,444	11,731	11,731
Financial assets	$4,958,490	$4,958,490	$4,653,901	$4,653,901

Investment contracts	$1,466,267	$1,474,633	$793,142	$804,107
Separate account liabilities	2,453,660	2,453,660	2,922,946	2,922,946
Derivative financial instruments	125,388	125,388	34,511	34,511
Financial liabilities	$4,045,315	$4,053,681	$3,750,599	$3,761,564

Fair value option investments include a structured loan asset valued at $4,442 thousand as of December 31, 2010. Fair value option investments did not include a structured loan asset as of September 30, 2011. Election of the fair value option allows current earnings recognition and is more consistent with management’s view of the securities’ underlying economics. Changes in the fair value of this asset are included in net investment income.

In addition, pursuant to ASC 815, Derivatives and Hedging, adopted on July 1, 2010, fair value option investments also include beneficial interests in four securitized financial assets for which an irrevocable election was made to use the fair value option. These securities contain an embedded derivative feature. These securities were valued at $7,444 thousand and $7,289 thousand as of September 30, 2011 and December 31, 2010, respectively.

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

Our fair value calculation includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at September 30, 2011 and December 31, 2010 was a reduction of
$40,082 thousand and $19,231 thousand in the reserves associated with these riders, respectively.

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and nine months ended September 30, 2011 has been computed based on the first nine months of 2011 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2011.

As of September 30, 2011, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. For the three and nine months ended September 30, 2011, we recognized a decrease in the valuation allowance of $5,700 thousand and $10,800 thousand, respectively. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. The net decrease to the valuation allowance for the three months ended September 30, 2011 corresponds to a decrease of $11,300 thousand in income statement related deferred tax balances offset by an increase of $5,600 thousand in OCI related deferred tax balances. The decrease to the valuation allowance for the nine months ended September 30, 2011 corresponds to a decrease of $10,800 thousand in income statement related deferred tax balances.

8.

Income Taxes (continued)

Tax benefit of $13,780 thousand and $9,115 thousand was recognized in the income statement for the three and nine months ended September 30, 2011, respectively. The tax benefit for the three and nine months ended September 30, 2011 was primarily related to the valuation allowance movement in the income statement related deferred tax balances.

We have concluded that a valuation allowance on $139,780 thousand of gross deferred tax assets at September 30, 2011 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

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

Within the consolidated tax return, we are required by regulations of the Internal Revenue Service (the “IRS”) to segregate the entities into two groups: life insurance companies and non-life insurance companies. We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

In accordance with the tax sharing agreement, we had an intercompany current tax receivable of $9,607 thousand as of September 30, 2011 and an intercompany current tax payable of $5,800 thousand as of December 31, 2010.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three month period ending September 30, 2011 were not material.

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

9.

Contingent Liabilities (continued)

Regulatory Matters

State regulatory bodies, the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets and changes in interest rates; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the effect of adverse capital and credit market conditions on our ability to meet our liquidity needs, our access to capital and our cost of capital; (iv)  the effect of guaranteed benefits within our products; (v) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (vi) the consequences related to variations in the amount of our statutory capital due to factors beyond our control; (vii) the possibility that we not be successful in our efforts to implement a new business plan; (viii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (ix) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (x) further downgrades in our debt or financial strength ratings; (xi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (xii)  the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) tax developments that may affect us directly, or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the U.S. Government, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) legislative or regulatory developments; (xix) regulatory or legal actions; (xx) changes in accounting standards; (xxi) the potential effect of a material weakness in our internal control over financial reporting on the accuracy of our reported financial results, investor confidence; and (xxii) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of September 30, 2011 as compared to December 31, 2010; our results of operations for the three and nine months ended September 30, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2010 in our 2010 Annual Report on Form 10-K.

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

Since 2009, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), has pursued a business plan focused on products and services that are less capital intensive and less ratings sensitive. This plan leverages existing strengths and is focused on developing annuity and life products for the middle market, expanding distribution within that market, selling third-party life and annuity products through our distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”) and generating sales of our alternative retirement solutions products.

Underlying this plan is a business strategy based on four pillars:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•

Mortality margins in our universal and variable universal life product lines. We earn cost of insurance fees based on the difference between face amounts and the account values (referred to as the net amount at risk). We pay policyholder benefits and set up reserves for future benefit payments on these products. We define mortality margins as the difference between these fees and benefit costs. Mortality margins are affected by:

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

•

Deferred policy acquisition cost amortization, which is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

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

Recent Trends on Earnings Drivers

•

Mortality margins. Prior to the impact of the deferred policy acquisition cost unlocking noted below, universal life mortality margins decreased by $1,121 thousand to $39,272 thousand in the quarter ended September 30, 2011, compared to $40,393 thousand in the quarter ended September 30, 2010. This was primarily a result of lower fee income related to cost of insurance charges. Mortality margins for variable universal life increased by $1,224 thousand to $1,887 thousand in the quarter ended September 30, 2011, compared to $663 thousand in the quarter ended September 30, 2010, resulting from a decrease in death benefits. Fluctuations in mortality are inherent in our lines of business.

•

Interest margins. Interest margins on universal life and annuities were $11,656 thousand in the quarter ended September 30, 2011, compared to $3,089 thousand in the quarter ended September 30, 2010. The increase of $8,567 thousand was primarily attributable to annuity interest margins, a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, policy acquisition cost amortization decreased $34,572 thousand to $39,803 thousand from $74,375 thousand in the quarters ended September 30, 2011 and 2010, respectively. This decrease in amortization was primarily attributable to the unlocking of assumptions as a result of annual comprehensive reviews of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in acceleration of amortization of $1,904 thousand during the quarter ended September 30, 2011, compared to $31,953 thousand during the quarter ended September 30, 2010. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business which resulted in $23,486 thousand of additional amortization. In comparison, updates in assumptions related to cost of insurance, lapses and premium persistency resulted in additional amortization on universal life of $693 thousand in the quarter ended September 30, 2011. Excluding the impact of the unlocking, amortization decreased related to universal life as a result of the overall aging of the block of business. Amortization related to annuities increased primarily as a result of poor market performance. Variable annuity amortization was relatively flat during the quarter ended September 30, 2011 compared to September 30, 2010.

•

Net realized investment gains or losses on our general account investments. Net realized investment losses of $6,077 thousand were recognized during the quarter ended September 30, 2011 compared to $7,407 thousand during the quarter ended September 30, 2010. This improvement was primarily attributable to derivative assets and liabilities which had realized losses of $5,536 thousand during the quarter ended September 30, 2011, compared to losses of $7,373 thousand during the quarter ended September 30, 2010. Derivatives associated with our variable annuity guarantees had net losses of $14,384 thousand during the quarter ended September 30, 2011, compared to net gains of $271 thousand during the quarter ended September 30, 2010. This included gains of $25,956 thousand and $14,671 thousand associated with the non-performance risk factor for the quarters ended September 30, 2011 and 2010, respectively. In addition, realized gains on a surplus hedge of $8,848 million were recognized during the quarter ended September 30, 2011, compared to realized losses of $7,102 million during the quarter ended September 30, 2010.

•

Income taxes. The Company recorded an income tax benefit of $13,780 thousand in the third quarter of 2011 compared to $21,467 thousand in the third quarter of 2010. The decrease in tax benefit in 2011 as compared to 2010 was primarily driven by pre-tax income in the current year.

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

Further, recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products included sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured. The effect that these changes may have on our actual experience and profitability will emerge over time.

Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). For example, in April 2010, we implemented increases in the cost of insurance rates on certain universal life policies. In November 2011, we implemented an increase in cost of insurance rates on certain other universal life policies. However, these adjustments, any other permitted adjustments or any additional steps taken to manage our in-force business may not be sufficient to maintain profitability. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders and may result in claims against us by policyholders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in-force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for continued improvement in results in 2011 and beyond. Specifically, we experienced significant sales growth in our annuity product line since the third quarter of 2010.

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

As of September 30, 2011, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. For the three and nine months ended September 30, 2011, we recognized a decrease in the valuation allowance of $5,700 thousand and $10,800 thousand, respectively. Accounting guidance requires that this change be allocated to the various financial statement components of income or loss. The net decrease to the valuation allowance for the three months ended September 30, 2011 corresponds to a decrease of $11,300 thousand in income statement related deferred tax balances offset by an increase of $5,600 thousand in other comprehensive income (“OCI”) related deferred tax balances. The decrease to the valuation allowance for the nine months ended September 30, 2011 corresponds to a decrease of $10,800 thousand in income statement related deferred tax balances.

Tax benefit of $13,780 thousand and $9,115 thousand was recognized in the income statement for the three and nine months ended September 30, 2011, respectively. The tax benefit for the three months ended September 30, 2011 was primarily related to the valuation allowance movement in the income statement related deferred tax balances.

We have concluded that a valuation allowance on $139,780 thousand of gross deferred tax assets at September 30, 2011 was not required. Our methodology for determining the realizability of deferred tax assets considers estimates of future taxable income from our operations and consideration of available tax planning strategies and actions that could be implemented, if necessary. We also considered future reversals of existing taxable temporary differences. In concluding that a valuation allowance was not required on the remaining deferred tax assets, we considered the more likely than not criteria pursuant to ASC 740, Accounting for Income Taxes.

Other-than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt securities are considered to be other-than-temporary. For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in OCI. The credit loss component is calculated using our best estimate of the present value of cash flows expected to be collected from the debt security, by discounting the expected cash flows at the effective interest rate implicit in the security at the time of acquisition. Subsequent to recognition of an impairment loss, the difference between the new cost basis and the cash flows expected to be collected is accreted as interest income once the Company has determined that the interest income is likely to be collected.

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

On a quarterly basis, we review all securities for potential recognition of an OTTI. We maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose carrying value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months. We employ a comprehensive process to determine whether or not a security is in an unrealized loss position and is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment, especially given recent severe market dislocations. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized on page 46, “Duration of Gross Unrealized Losses on General Account Securities”. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

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

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is amortized to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the use of extensive actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed regularly based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (6% return assumption) Variable Universal Life (6.9% return assumption)

Separate account return assumptions are derived from the long-term returns observed in the asset classes in which the separate accounts are invested, reduced by fund fees and mortality and expense charges. Short-term deviations from the long-term expectations are expected to revert to the long-term assumption over five years.

Interest rates and default rates	Fixed and Indexed Annuities Universal Life

Investment returns are based on the current yields and maturities of our fixed income portfolio, combined with expected reinvestment rates given current market interest rates. Reinvestment rates are assumed to revert to long-term rates implied by the forward yield curve and long-term default rates. Contractually permitted future changes in credited rates are assumed to help support investment margins.

Mortality / longevity	Universal Life Variable Universal Life Immediate Annuities Indexed Annuities

Mortality assumptions are based on company experience over a rolling 5 year period, plus supplemental data from industry sources and trends. These assumptions vary by issue age, sex, underwriting class, and policy duration.

Policyholder behavior - surrenders	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities

Surrender assumptions vary by product and year, and are updated with experience studies.

Policyholders are generally assumed to behave rationally, hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life

Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale, and expected policy lapses without value. Assumptions are updated based on actual experience studies and include anticipated future changes if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance charges).

Expenses	All products	Projected maintenance expenses to administer policies in force are based on annually updated studies of actual expenses incurred.

Reinsurance costs/recoveries	Universal Life Variable Universal Life Variable Annuities

Projected reinsurance costs are based on treaty terms currently in force. Recoveries are based on the Company’s assumed mortality and treaty terms. Treaty recaptures are based on contract provisions and management’s intentions.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models together with actual experience, analysis of market and industry trends, and other external events Actual gross profits that vary from management’s initial estimates in a given reporting period, result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. We generally only update the assumptions and adjust the DAC balance in the quarterly period in which this comprehensive review is performed, unless a material change that we feel is indicative of a long term trend is observed in an interim period.

Upon completion of these reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Over the last several years, the Company’s has revised a number of assumptions, resulting in changes to expected future gross profits:

•

Separate account returns: Declines in equity markets have been reflected in the separate account return assumptions for variable annuities and variable universal life business to maintain reasonable reversion-to-mean rates of return. As part of our analysis of separate account returns, we performed two sensitivity tests. If at December 31, 2010 we had reprojected EGPs using a 100 basis point lower separate account return assumption (after fund fees and mortality and expense charges) and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $3,298 thousand, before taxes. Conversely, a 100 basis point increase in the separate account return assumption would have decreased amortization and increased net income by approximately $2,945 thousand, before taxes.

•

Interest rates and default rates: The long-term decline in interest rates has resulted in reduced EGPs for certain products and may increase future amortization related to certain products. However, the impact of such a change would depend, among other things, on changes in long-term default rates, the relative change between short-term and long-term interest rates, the ability and management’s preparedness to change policy credited rates or insurance charges, and management’s view on how sustained a decrease in interest rates would be.

•

Policyholder behavior: Changes in surrender and premium persistency assumptions have been based on actual experience and have resulted in both increases and decreases to projected EGPs. Policyholder behavior assumptions have been difficult to predict because they are subject to a combination of individual and external environmental factors, and may also have been affected by downgrades of the Company’s financial strength ratings. The impact of such changes is not uniform across different types of policies or time periods, with increases in amortization for some policies or time periods offset by decreases in others. In addition, changes in policyholder charges or credited rates directly affect EGPs and may also affect policyholder behavior in the future.

•

Expenses: Reductions in the Company’s cost structure have lowered policy administration expense assumptions embedded in EGPs. The impact of future reductions in policy administration expense could further increase EGPs and benefit net income.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$1,118	$1,278	$(160)	(13%)
Insurance and investment product fees	98,007	101,666	(3,659)	(4%)
Net investment income	25,732	17,453	8,279	47%
Net realized investment gains (losses):
Total OTTI losses	(4,535)	(5,203)	668	13%
Portion of OTTI losses recognized in OCI	3,853	3,230	623	19%
Net OTTI losses recognized in earnings	(682)	(1,973)	1,291	65%
Net realized investment losses, excluding OTTI losses	(5,395)	(5,434)	39	1%
Net realized investment gains	(6,077)	(7,407)	1,330	18%
Total revenues	118,780	112,990	5,790	5%

BENEFITS AND EXPENSES:
Policy benefits	61,832	45,609	16,223	36%
Policy acquisition cost amortization	39,815	74,880	(35,065)	(47%)
Other operating expenses	19,406	18,775	631	3%
Total benefits and expenses	121,053	139,264	(18,211)	(13%)
Loss before income taxes	(2,273)	(26,274)	24,001	91%
Income tax benefit	(13,780)	(21,467)	7,687	36%
Net income (loss)	$11,507	$(4,807)	$16,314	NM

———————

Not meaningful (NM)

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net income for the three months ended September 30, 2011 was $11,507 thousand compared to a net loss $4,807 thousand for the three months ended September 30, 2010. The increase in results from operations reflects lower policy cost amortization, higher net investment income and a decline in net realized investment losses. These were partially offset by an increase in policy benefits and lower income tax benefit.

Policy acquisition cost amortization decreased $35,065 thousand to $39,815 thousand from $74,880 thousand during the quarters ended September 30, 2011 and 2010, respectively. This decrease in amortization was primarily attributable to the unlocking of assumptions as a result of annual comprehensive reviews of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in acceleration of amortization of $1,904 thousand during the quarter ended September 30, 2011, compared to $31,953 thousand during the quarter ended September 30, 2010. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business which resulted in $23,486 thousand of additional amortization. In comparison, updates in assumptions related to cost of insurance, lapses and premium persistency resulted in additional amortization on universal life of $693 thousand in the quarter ended September 30, 2011. Excluding the impact of the unlocking, amortization decreased related to universal life as a result of the overall aging of the block of business. Amortization related to annuities increased primarily as a result of poor market performance. Variable annuity amortization was relatively flat during the quarter ended September 30, 2011 compared to September 30, 2010.

The increase in net investment income to $25,732 thousand from $17,453 thousand during the three months ended September 30, 2011 and 2010, respectively, was primarily attributable to higher income on long-term debt securities.

Net realized investment losses of $6,077 thousand were recognized during the quarter ended September 30, 2011 compared to $7,407 thousand during the quarter ended September 30, 2010. This improvement was primarily attributable to derivative assets and liabilities which had realized losses of $5,536 thousand as of September 30, 2011, compared to losses of $7,373 thousand as of September 30, 2010. Derivatives associated with our variable annuity guarantees had net losses of $14,384 thousand during the quarter ended September 30, 2011, compared to net gains of $271 thousand during the quarter ended September 30, 2010. This included gains of $25,956 thousand and $14,671 thousand associated with the non-performance risk factor for the quarters ended September 30, 2011 and 2010, respectively. In addition, realized gains on a surplus hedge of $8,848 million were recognized during the quarter ended September 30, 2011, compared to realized losses of $7,102 million during the quarter ended September 30, 2010.

The increase in policy benefits primarily related to unlocking adjustments affecting death benefit and other insurance benefit reserves. Unlocking adjustments increased policy benefits $4,551 thousand for the quarter ended September 30, 2011 compared to a decrease of $5,249 thousand for the quarter ended September 20, 2010.

The Company recorded an income tax benefit of $13,780 thousand in the third quarter of 2011 compared to $21,467 thousand in the third quarter of 2010. The decrease in tax benefit in 2011 as compared to 2010 was primarily driven by pre-tax income in the current year.

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in thousands)	September 30,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$1,378	$3,548	$(2,170)	(61%
Insurance and investment product fees	301,655	308,678	(7,023)	(2%)
Net investment income	71,361	53,617	17,744	33%
Net realized investment gains (losses):
Total OTTI losses	(6,197)	(14,943)	8,746	(59%)
Portion of OTTI losses recognized in OCI	4,585	6,429	(1,844)	(29%)
Net OTTI losses recognized in earnings	(1,612)	(8,514)	6,902	(81%)
Net realized investment gains (losses), excluding OTTI losses	(11,116)	2,801	(13,917)	NM
Net realized investment losses	(12,728)	(5,713)	(7,015)	(123%)
Total revenues	361,666	360,130	1,536	0%

BENEFITS AND EXPENSES:
Policy benefits	186,280	170,940	15,340	9%
Policy acquisition cost amortization	107,763	155,406	(47,643)	(31%)
Other operating expenses	55,850	72,673	(16,823)	(23%)
Total benefits and expenses	349,893	399,019	(49,126)	(12%)
Income (loss) before income taxes	11,773	(38,889)	50,662	130%
Income tax expense (benefit)	(9,115)	(27,092)	17,977	66%
Net income (loss)	$20,888	$(11,797)	$32,685	NM

———————

Not meaningful (NM)

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net income for the nine months ended September 30, 2011 was $20,888 thousand compared to a net loss of $11,797 thousand for the nine months ended September 30, 2010. The increase in results from operations reflects lower operating expenses and policy cost amortization as well as higher net investment income. These were partially offset by an increase in net realized investment losses, lower income tax benefit and higher policy benefits.

Debt Securities Held in Our General Account

We invest in a variety of debt securities for the general account portfolio. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Standard Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost or the securities in our portfolio.

Our general account debt securities portfolio consists primarily of investment grade publicly-traded and privately-placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities. As of September 30, 2011, our general account held debt securities with a carrying value of $2,258,519 thousand, representing 92.5% of total general account investments. Public debt securities represented 80.9% of total debt securities, with the remaining 19.1% represented by private debt securities.

General Account Debt Securities by Type and Credit Quality:	As of September 30, 2011
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$220,795	$208,402	$--	$--
State and political subdivision	37,890	33,823	960	1,329
Foreign government	26,559	25,746	1,462	1,118
Corporate	949,322	893,285	53,298	80,778
CMBS	262,563	258,680	9,126	10,385
RMBS	477,973	477,392	24,577	32,842
CDO/CLO	24,206	27,092	31,144	38,943
Other asset-backed	122,434	120,985	16,210	15,783
Total debt securities	$2,121,742	$2,045,405	$136,777	$181,178

Percentage of total debt securities	93.9%	91.9%	6.1%	8.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2011 in our debt securities portfolio were banking (4.7%), electric utilities (4.5%), insurance (3.4%), diversified financial services (2.9%) and oil (2.5%).

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

Most of our RMBS portfolio is highly rated. As of September 30, 2011, 95.1% of the total residential portfolio was rated investment grade. We have $125,171 thousand of prime exposure, $103,097 thousand of Alt-A exposure and $56,714 thousand of sub-prime exposure, which combined amount to 11.4% of our general account. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 79% being rated NAIC-1 and another 13% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the nine months ended September 30, 2011 totaled $1,140 thousand. These impairments consist of $100 thousand from prime, $464 thousand from Alt-A and $576 thousand from sub-prime.

General Account Residential Mortgage-Backed Securities:
($ in thousands)	As of September 30, 2011
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Carrying	Market	% General	AA/				And	Near
	Value(1)	Value(1)	Account(2	A	BBB	BB	B	Below	Default
Collateral
Agency	$205,117	$217,568	8.7%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	126,831	125,171	5.0%	76.8%	13.3%	9.5%	0.0%	0.0%	0.4%
Alt-A	110,496	103,097	4.1%	81.9%	17.2%	0.9%	0.0%	0.0%	0.0%
Sub-prime	67,790	56,714	2.3%	77.4%	2.7%	7.4%	7.4%	4.3%	0.8%
Total	$510,234	$502,550	20.1%	88.0%	7.1%	3.4%	0.8%	0.5%	0.2%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

General Account Prime Mortgage-Backed Securities:
($ in thousands		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-					2003 and
Rating	Designation	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$96,183	$96,125	3.8%	0.0%	0.0%	4.9%	28.6%	37.0%	29.5%
NAIC-2	BBB	16,990	16,631	0.7%	0.0%	5.9%	35.3%	21.1%	37.7%	0.0%
NAIC-3	BB	12,342	11,848	0.5%	0.0%	0.0%	0.0%	50.9%	45.5%	3.6%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	1,316	567	0.0%	0.0%	0.0%	0.0%	21.8%	0.0%	78.2%
Total		$126,831	$125,171	5.0%	0.0%	0.8%	8.4%	29.7%	37.8%	23.3%

———————

(1)

Percentages based on Market Value.

General Account Alt-A Mortgage-Backed Securities:
($ in thousands)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-					2003 and
Rating	Designation	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$91,447	$84,431	3.4%	0.0%	3.9%	5.9%	28.5%	35.6%	26.1%
NAIC-2	BBB	18,027	17,786	0.7%	0.0%	0.0%	11.9%	0.0%	76.2%	11.9%
NAIC-3	BB	1,022	880	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$110,496	$103,097	4.1%	0.0%	3.2%	6.9%	23.4%	42.3%	24.2%

———————

(1)

Percentages based on Market Value.

General Account Sub-Prime Mortgage-Backed Securities:
($ in thousands)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-					2003 and
Rating	Designation	Value	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$46,656	$43,915	1.7%	12.7%	8.3%	11.1%	20.0%	16.2%	31.7%
NAIC-2	BBB	2,972	1,517	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-3	BB	7,151	4,207	0.2%	0.0%	60.6%	9.0%	30.4%	0.0%	0.0%
NAIC-4	B	6,599	4,176	0.2%	0.0%	73.5%	0.0%	0.0%	0.0%	26.5%
NAIC-5	CCC and below	2,994	2,425	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1,418	474	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$67,790	$56,714	2.3%	9.8%	16.3%	9.3%	24.7%	12.6%	27.3%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

General Account Commercial Mortgage-Backed Securities:
($ in thousands)		As of September 30, 2011
					Year of Issue
	S&P Equivalent	Carrying	Market	% General	Post-				2004 and
Rating	Designation	Value(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior

NAIC-1	AAA/AAA/A	$252,615	$257,879	10.3%	45.3%	8.1%	14.7%	13.4%	18.5%
NAIC-2	BBB	6,836	5,354	0.2%	0.0%	0.0%	87.5%	12.5%	0.0%
NAIC-3	BB	7,645	7,238	0.3%	0.0%	79.9%	20.1%	0.0%	0.0%
NAIC-4	B	1,739	1,538	0.1%	0.0%	33.4%	0.0%	66.6%	0.0%
NAIC-5	CCC and below	2,010	1,060	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	1,000	350	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$271,845	$273,419	10.9%	42.7%	9.9%	16.1%	13.2%	18.1%

———————

(1)

Includes commercial mortgage-backed CDOs with carrying and market values of $2,780 thousand and $1,730 thousand, respectively.

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

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Total other-than temporary debt impairment losses	$(4,535)	$(5,203)	$(6,197)	$(14,943)
Portion of loss recognized in OCI	3,853	3,230	4,585	6,429
Net debt impairment losses recognized in earnings	$(682)	$(1,973)	$(1,612)	$(8,514)

Debt security impairments:
U.S. government and agency	$--	$--	$--	$--
State and political subdivision	--	--	--	--
Foreign government	--	--	--	--
Corporate	(163)	(546)	(413)	(756)
CMBS	--	(390)		(1,260)
RMBS	(519)	(267)	(1,140)	(3,680)
CDO/CLO	--	(648)	--	(2,696)
Other asset-backed	--	(122)	(59)	(122)
Net debt security impairments	(682)	(1,973)	(1,612)	(8,514)
Other investments impairments	--	--	--	--
Impairment losses	(682)	(1,973)	(1,612)	(8,514)
Debt security transaction gains	149	1,910	2,376	3,064
Debt security transaction losses	(8)	(75)	(593)	(1,807)
Other investments transaction gains (losses)	--	104	--	265
Net transaction gains	141	1,939	1,783	1,522
Realized gains (losses) on derivative assets and liabilities	(5,536)	(7,373)	(12,899)	1,279
Net realized investment gains (losses), excluding impairment losses	(5,395)	(5,434)	(11,116)	2,801
Net realized investment (losses), including impairment losses	$(6,077)	$(7,407)	$(12,728)	$(5,713)

Other-than-Temporary Impairments

A portion of certain OTTI losses on fixed maturity securities are recognized in other comprehensive income (loss) (“OCI”). For these securities the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. At September 30, 2011, this included debt securities with $27,383 thousand of gross unrealized losses of 50% or more for which no OTTI was ultimately indicated. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired.

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

Fixed income OTTIs recorded in the first nine months of 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $682 thousand in the third quarter of 2011 and $1,973 thousand in the third quarter of 2010 and $1,612 thousand in the first nine months of 2011 and $8,514 thousand in the first nine months of 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $3,853 thousand in the third quarter of 2011 and $3,230 thousand in the third quarter of 2010 and $4,585 thousand in the first nine months of 2011 and $6,429 thousand in the first nine months of 2010.

The following table rolls forward the amount of credit losses recognized in earnings on debt securities held at the beginning of the period, for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$(17,248)	$(18,983)	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	--	(546)	(527)	(2,193)
Add: Credit losses on securities previously impaired(1)	(681)	(1,305)	(1,025)	(6,199)
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Less: Credit losses on securities sold	250	--	1,208	--
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Balance, end of period	$(17,679)	$(20,834)	$(17,679)	$(20,834)

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Sept 30,	Dec 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,505)	(1,512)
CMBS	(4,519)	(4,519)
RMBS	(19,873)	(15,263)
CDO/CLO	(5,432)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(31,329)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of September 30, 2011. Applicable deferred acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses	As of September 30, 2011
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Total fair value	$538,199	$218,539	$105,262	$214,398
Total amortized cost	621,378	227,485	108,623	285,270
Unrealized losses	$(83,179)	$(8,946)	$(3,361)	$(70,872)
Unrealized losses after offsets	$(11,649)	$(3,486)	$(1,629)	$(6,534)
Number of securities	362	142	70	150

Investment grade:
Unrealized losses	$(36,972)	$(8,187)	$(3,019)	$(25,766)
Unrealized losses after offsets	$(7,109)	$(3,220)	$(1,428)	$(2,461)

Below investment grade:
Unrealized losses	$(46,207)	$(759)	$(342)	$(45,106)
Unrealized losses after offsets	$(4,540)	$(266)	$(201)	$(4,073)

Total net unrealized losses on debt securities were $31,936 thousand (unrealized losses of $83,179 thousand less unrealized gains of $115,115 thousand).

For debt securities with gross unrealized losses, 61.0% of the unrealized losses after offsets pertain to investment grade securities and 39.0% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses	As of September 30, 2011
on General Account Securities:		0 – 6	6 – 12	Over 12
($ in thousands)	Total	Months	Months	Months

Debt securities
Unrealized losses over 20% of cost	$(56,986)	$(10,821)	$--	$(46,165)
Unrealized losses over 20% of cost after offsets	$(5,607)	$(1,445)	$--	$(4,162)
Number of securities	57	22	--	35

Investment grade:
Unrealized losses over 20% of cost	$(16,420)	$(6,730)	$--	$(9,690)
Unrealized losses over 20% of cost after offsets	$(1,912)	$(1,104)	$--	$(808)

Below investment grade:
Unrealized losses over 20% of cost	$(40,566)	$(4,091)	$--	$(36,475)
Unrealized losses over 20% of cost after offsets	$(3,695)	$(341)	$--	$(3,354)

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

Historically, we have used cash flow from operations, investing activities and capital contributions from our shareholder to fund liquidity requirements. Our principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

The primary liquidity risks regarding cash inflows from our investing activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

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

The financial strength ratings as of September 30, 2011 were as follows:

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

Contractual Obligations and Commercial Commitments

As of September 30, 2011, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2010 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us for these benefits totaled $720 thousand and $1,268 thousand for the three months ended September 30, 2011 and 2010, respectively. Employee benefit expense allocated to us for these benefits totaled $2,233 thousand and $3,805 thousand for the nine months ended September 30, 2011 and 2010, respectively. In, 2011, Phoenix Life made contributions to the pension plans on our behalf of $1,042 thousand in the first quarter, $1,169 thousand in the second quarter and $3,063 thousand in the third quarter. Phoenix Life does not expect to make any additional contributions to the pension plans by December 31, 2011.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $278,822 thousand at December 31, 2010 to $313,190 thousand at September 30, 2011. The principal factors resulting in this increase were net income of $44,663 thousand and unrealized capital gains of $12,874 thousand offset by a $19,242 thousand reduction in net deferred income taxes.

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

See our 2010 Annual Report on Form 10-K for more information regarding our enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at September 30, 2011 in comparison to December 31, 2010.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHL VARIABLE INSURANCE COMPANY

Date: November 14, 2011	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer