Form 10-K
period 2011-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2012-03-23
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-K

—————————

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Non-accelerated filer ☑

Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of March 22, 2012, there were 500 shares of the registrant’s common stock outstanding.

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

PART I

Item 1.

Business

Overview

We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

Since 2009, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), has focused on selling products and services that are less capital intensive and less sensitive to its ratings. In 2011, PNX product sales were primarily in annuities and 94% of those sales were fixed indexed annuities. In addition, PNX expanded sales of other insurance companies’ policies through its distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

Target Market

Until 2009, our marketing strategies focused on high-net-worth and affluent households with sophisticated estate planning and other financial needs. The majority of our life insurance and annuities in force reflects this market focus. Following the loss of several distribution relationships and rating downgrades in 2009 we shifted our market focus. Today, our target market for new sales of Phoenix products consists of middle market households with a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement and modest death benefits. Our typical customer is between 50 and 80 years old, with an average annual income of $60,000 and an average net worth of $625,000.

Competition

We operate in a highly competitive industry. While there is no single company that we identify as a dominant competitor in our business, many of our competitors are substantially larger and have better financial strength ratings, more financial resources and greater marketing and distribution capabilities. Our products compete with similar products sold by other insurance companies and also with savings and investment products offered by banks, asset managers, and broker-dealers.

We believe our competitive strengths include product features, underwriting and mortality risk management expertise, partnering capabilities and value-added support provided to our distributors. Our ability to compete is based on these as well as other factors, including investment performance, service, price, distribution capabilities, scale, commission structure, brand recognition and financial strength ratings.

Major Products

Life Insurance

Universal Life: Universal life products provide permanent insurance coverage with a tax deferred savings element. They allow the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of charges for mortality costs and administrative expenses, are invested in our general account and are credited interest at rates determined by us, subject to certain minimums. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs.

Variable Universal Life: Variable universal life products are similar to universal life products, except that premiums may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company or into the general accounts of the Company. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Annuities

Fixed Indexed Annuities: Fixed indexed annuities are single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2011, caps ranged from 1.00% to 5.75%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 69% of indexed annuity deposits in 2011 included premium bonuses ranging from 5% to 10% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases independent of the growth of the contract owner account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2011, approximately 87% of all indexed annuity contracts sold included a GMWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2011, approximately 20% of all indexed annuity contracts sold included a GMDB.

Fixed Annuities: Our single-premium deferred modified guaranteed fixed annuity meets the needs of clients who want a guaranteed rate of return over a specified period. The contract owner receives a guaranteed rate of return over the initial interest rate guarantee period and has the option to elect a new guarantee period at the end of the initial term, at then current rates, subject to certain minimums. Our sales of fixed annuities during 2011 were de minimis.

Single Premium Immediate Annuities: We offer single premium immediate annuities (“SPIAs”) that provide guaranteed income beginning immediately, including one product that is designed for use in elder-care planning in conjunction with government benefits.

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

Many of our variable annuities include guaranteed minimum death, accumulation, withdrawal and income benefits.

Most of our variable annuities were sold before 2009.

Distribution and Related Services

Independent Producers: In 2009, consistent with our shift to the middle market, we began to distribute our products through independent producers who typically are affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing approximately 6,100 independent producers. In 2011, more than 2,150 producers sold at least one Phoenix policy. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs, and enhancing our servicing and support technology.

Establishment of Saybrus Partners, Inc. In the fourth quarter of 2009, PNX established a distribution company, Saybrus. We have a distribution contract with Saybrus for the sale of our products.

Investments

Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2011, 94% of our debt securities portfolio was investment grade, compared with 90.5% as of December 31, 2010. We invest a small percentage of our assets in limited partnerships and other investments. As of December 31, 2011, less than 1% of cash and invested assets were allocated to this asset class.

Hedging

Certain of our policy features expose us to risks such as equity market risk, equity volatility risk and interest rate risk that we hedge using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2011, our net mark-to-market exposure to derivative counterparties was $74,580 thousand. All of the counterparties had a credit rating of A or better.

Policy Administration

As of December 31, 2011, we had 66,078 life insurance policies and 54,833 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration. We are in the process of outsourcing administration of certain additional policy blocks.

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

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. For business sold prior to December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. Beginning January 1, 2011, our retention limit on new business is $5 million for single life and joint first-to-die policies and $6 million for second-to-die policies. We also assume reinsurance from other insurers. Typically our reinsurance contracts allow us to recapture ceded policies after a specified period. This right is valuable in the event our mortality experience is sufficiently favorable to make it financially advantageous for us to reassume the risk rather than continue paying reinsurance premiums.

The following table lists our top five reinsurance relationships as defined by reinsurance recoverable balance and ceded statutory reserves and the A.M. Best rating of each reinsurer.

	December 31, 2011
Principal Life Reinsurers:		Reinsurer’s
($ in thousands)	Recoverable	A.M. Best
	Balances	Rating

RGA Reinsurance Company	$156,673	A+
Swiss Reinsurance Group(1)	$152,155	A+
AEGON USA(2)	$121,227	A+
Scottish Re (US) Inc(3)	$50,273	NR
Munich American Reassurance Co	$45,200	A+

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America and Reassure America Life Insurance Co.

(2)

Transamerica Life Insurance Co is a subsidiary of AEGON.

(3)

Due to the financial distress of Scottish Re and the withdrawal of its ratings in June, 2009, we are continuing to monitor its financial situation and assess the recoverability of the reinsurance recoverable on a quarterly basis.

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Regulation

We are subject to regulation and supervision in each jurisdiction where they conduct business. Areas of regulation include the following:

•

Financial considerations, including standards of solvency, statutory reserves, reinsurance and capital adequacy;

•

Trade practices and market conduct;

•

Approval of policy forms and certain other related materials;

•

Permitted types and concentration of investments;

•

Permitted dividends or other distributions, as well as transactions between an insurer and its affiliates; and

We file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. The National Association of Insurance Commissioners (“NAIC”) provides standardized insurance industry accounting and reporting guidance. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices.

Most of the jurisdictions in which we are admitted to transact business require us to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These state associations levy assessments, up to prescribed limits, on all member insurers in such states on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The most recent examination of PHL Variable was concluded in 2010 by the State of Delaware Department of Insurance. There were no violations found as a result of this examination.

Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus.

PHL Variable reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2011, PHL Variable’s RBC ratio was in excess of 200% of company action level risk based capital, the highest regulatory threshold.

Most states, including Connecticut, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. Most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state.

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

Our parent company, Phoenix Life, is a wholly-owned subsidiary of PNX.

The following chart illustrates our corporate structure as of December 31, 2011.

THE PHOENIX COMPANIES, INC.

100%	Various %s
PHOENIX LIFE INSURANCE COMPANY	OTHER SUBSIDIARIES

100%
PM HOLDINGS, INC.

100%	100%

PHL VARIABLE INSURANCE COMPANY	OTHER SUBSIDIARIES

Item 1A.

Risk Factors

Our business, financial condition, and results of operations could be materially and adversely affected by unfavorable economic developments and the performance of the debt and equity markets.

Economic and market conditions materially and adversely affected us in the last recession. The economy may once again deteriorate. The resulting lack of credit, increase in defaults, lack of confidence in the financial sector, volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

These effects include, but are not limited to, the following:

•

Lower fee revenue and higher expenses. Significant declines in equity markets would decrease assets in our variable annuity and variable universal life product lines, resulting in lower fee income and increased amortization of deferred acquisition costs.

•

Realized and unrealized losses in our fixed income portfolio. The value of the portfolio would be depressed by general interest rate increases or credit spread widening, as well as by illiquidity and by changes in assumptions we use to estimate the fair value of securities. Bonds supported by residential and commercial mortgages could experience losses if the delinquency rates of the underlying mortgage loans increase.

•

Realized and unrealized losses in alternative asset classes. We invest in private equity funds which generate returns that are more volatile than other asset classes and are relatively illiquid and, therefore, may be harder to value or sell in adverse market conditions.

•

Higher statutory reserve and capital requirements. Certain regulatory reserve and capital requirements incorporate actual and expected future capital market conditions and could increase materially in the event of significant equity market declines or changes in interest rates, credit spreads and credit default rates.

•

Losses due to changes in accounting estimates. Significant accounting estimates may be materially affected by the equity and debt markets and their impact on expected customer behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance, interest rates and policyholder behavior.

•

Increased funding requirements for our ultimate parent company’s pension plan. Approximately 70% of our ultimate parent company’s pension plan assets are invested in equities and the remaining 30% in fixed income and other asset classes. Future market declines could result in additional funding requirements. Also, the funding requirements of our ultimate parent company’s pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the plan liabilities would increase.

•

Hedging losses or increased reserve requirements in our variable annuity business. We use derivatives to hedge the value of certain guaranteed benefits. These hedges and other management procedures could prove ineffective, especially during times of significant market volatility. For benefits that are not hedged, such as minimum death benefits and minimum income benefits we could be required to increase reserves in the event of a significant decline in the equity markets.

Persistent low interest rates or significant increases in interest rates could adversely affect our business and results of operations.

Our products expose us to significant interest rate risk. A substantial portion of our business is spread-based, meaning that profitability depends on our ability to invest premiums at yields in excess of the rates we credit to policyholders. The current low interest rate environment has meant that we have invested or reinvested cash flows at substantially lower yields than our existing portfolio yield, while our ability to reduce credited rates has been limited by contractual minimums. Persistent low interest rates could compound this spread compression. In addition, they could cause additional premium payments on products with flexible premium features, repayment of policy loans and lower policy surrenders.

Persistent low interest rates could also result in higher statutory reserve and capital requirements. The Life Companies are subject to annual asset adequacy testing, which requires additional reserves to be posted if projected asset cash flows and future premiums are not able to support future policy claims and surrenders under a range of possible scenarios.

Low interest rates have also increased the liability of our pension plans and other post-employment benefits. Further declines in interest rates could result in additional increases in these liabilities.

Conversely, if interest rates rise significantly, we could face an increase in unrealized losses in our investment portfolio. At the same time, it could cause life insurance policy loans, surrenders and withdrawals to increase as policyholders seek investments with higher returns. This could require us to sell invested assets at a time when their prices are depressed, which could cause us to realize investment losses.

Our actuarial reserve calculations, particularly for universal life death benefits and guaranteed annuity benefits require many assumptions and significant management judgment, which, if incorrect, could adversely affect our results of operations and financial condition.

We establish reserves to pay future policyholder benefits and claims. A significant proportion of our reserves do not represent policyholder funds but rather are actuarial estimates based on assumptions that include future premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), mortality, morbidity and persistency. As a result, we cannot be certain that the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If, in the future, we determine this to be the case, we would need to increase our reserves in the period in which we make the determination, which would adversely affect our results of operations.

We may experience losses if capital market conditions, mortality or longevity experience, policyholder behavior (e.g., persistency, premium payments, benefit utilization rates) or other factors differ significantly from the assumptions we used in pricing products.

We set prices for our insurance and annuity products based upon capital market assumptions, expected mortality or longevity, and expected policyholder behavior. For capital market assumptions such as equity market returns and investment portfolio yields we use current market observations, historical information and management judgment. For mortality and longevity rates we use standard actuarial tables, company experience and management judgment. For policyholder behavior assumptions we use available industry and company data. Assumptions used in pricing our products generally are consistent with assumptions used to initially determine the amortization of deferred acquisition costs. Adverse experience relative to these assumptions could have a material adverse effect on our results from operations and financial condition.

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability and subsequent contraction of premium financing suggest that the reasons for some purchases of our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third party investors who, at the time of policy origination, had no insurable interest in the insured.

Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). In the past two years, we have implemented increases in the cost of insurance rates for certain universal life policies. However, these adjustments and any other permitted adjustments do not allow us to recoup past losses and may not be sufficient to maintain profitability in the future. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Our recent development of fixed indexed annuity products has required us to make assumptions about the behavior of policyholders in a market segment with which we are not historically familiar and for product features for which there is limited long-term industry experience. In particular, if our assumptions with respect to persistency and benefit utilization in the future prove inaccurate, we may experience an adverse impact on our results of operations or financial condition.

Adverse experience relative to our assumptions could also result in higher amortization of deferred policy acquisition costs. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” If our estimates of future gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in an “unlocking” charge to income. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

We have limited access to external sources of liquidity and financing.

Our current financial strength and credit ratings limit our access to external sources of liquidity and financing. During periods of capital market volatility, this access could be further constrained, and the cost of financing could increase significantly. Our ongoing needs for liquidity include policy claims, surrenders, policy loans, commissions, interest and operating expenses. In addition, we may from time to time have discrete needs for liquidity, such as contributions to our pension plan or legal settlements. Our principal sources of liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio. Sales of assets that are readily convertible into cash represent an additional source. We do not have in place credit facilities or letters of credit that we could draw upon to meet our liquidity requirements. Without sufficient liquidity, we could be forced to realize investment losses, deplete capital or curtail certain of our operations, which would adversely impact our results of operations and financial condition.

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

Certain of our products include guaranteed benefits. These include GMDBs, guaranteed minimum accumulation benefits (“GMABs”), GMWBs and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities, and even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. We use models in many aspects of our operations, including but not limited to the pricing of products, estimation of actuarial reserves, amortization of deferred acquisition costs, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

Our statutory capital could decrease or our capital requirements could increase and adversely affect our business.

As of December 31, 2011, we had capital and surplus of $312,837 thousand. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by their respective insurance regulators and the National Association of Insurance Commissioners (“NAIC”). In addition, NAIC regulations define minimum risk-based capital (“RBC”) requirements relating to insurance, business, asset and interest rate risks, which are intended to be used by insurance regulators to identify deteriorating or weakly capitalized companies. Separately, some rating agencies have their own capital models that are used to assess capital adequacy as part of the rating process.

Statutory surplus and regulatory or capital requirements may increase or decrease due to a variety of factors, including but not limited to the following: the amount of statutory income generated by our insurance subsidiaries, unrealized gains or losses on equity and certain fixed income holdings, unrealized gains or losses on derivatives, changes in interest rates and equity market levels, changes in the credit quality of our fixed income investments, changes in policy reserves, funding requirements of our pension plan, additional reserve requirements as a result of annually required asset adequacy testing, changes in the capital models or applicable risk factors, and changes in statutory accounting rules or regulatory determinations. Most of these factors are outside of our control. If one or more of these factors significantly decreased statutory surplus or increased required RBC, we could experience downgrades, loss of distribution relationships, higher surrenders and increased regulatory supervision.

We may be unsuccessful in our efforts to generate earnings growth in new market segments, particularly the sale of fixed indexed annuities to middle market customers.

We are implementing a business plan that leverages existing product manufacturing strengths and partnering capabilities to focus new business development in areas that are less capital intensive and appeal to distributors with middle market clients. We have limited experience in the middle market and in the design and sale of fixed indexed annuities. These products have required us to institute new processes for ensuring product suitability, executing hedges using derivatives, and processing transactions. In addition, the ultimate profitability of these products is significantly influenced by future investment earnings, policy holder behavior and estimates of longevity. If the new risk management processes we designed prove inadequate, or if future investment earnings, policyholder behavior or longevity differs significantly from expectations, our results from operations may be adversely affected and our growth may not be sustained.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

We record fixed maturity securities, equity securities and trading securities at fair value on our balance sheet. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, the valuation of securities may require the adoption of certain estimates and assumptions. In addition, prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and may change very rapidly as market conditions change or assumptions are modified. Changes in value may have a material adverse effect on our results of operations and financial condition.

In addition, a decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (“OTTI”) has occurred. The decision on whether to record an OTTI or write-downs is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the securities before recovery. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other than temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

Downgrades of debt and financial strength ratings could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our future borrowing costs.

Rating agencies assign Phoenix Life and its subsidiaries financial strength ratings, and assign PNX debt ratings, based in each case on their opinions of PNX or Phoenix Life’s ability to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. Downgrades since 2008 have adversely affected our reputation and, hence, our ability to distribute our products through unaffiliated third parties. These downgrades in ratings have materially and adversely affected new sales of our products and the persistency of existing customers, as well as our ability to borrow. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. If our financial strength ratings were to fall below a specified rating threshold, certain derivative counterparties could request immediate payment or demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions. Any rating downgrades may also result in a lack of access to or increased interest costs in connection with future borrowings. Such an increase would decrease our earnings and could reduce access to financing and have a material adverse effect on our operations.

In light of the difficulties experienced by many financial institutions, including insurance companies, rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us. They may also adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. We cannot predict what actions rating agencies may take, or what actions we may take in response.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance contracts. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We use reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of December 31, 2011, 77% of the total face amount of in-force policies was ceded to reinsurers. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us.

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

We periodically negotiate provisions and renewals of these agreements and there can be no assurance that their terms will remain acceptable to such third parties or us. An interruption in our continuing relationship with certain of these third parties or any material delay or inability to deliver essential services could materially affect our business operations and adversely affect our results of operations.

We face strong competition in our businesses from insurance companies and other financial services firms. If we are unable to price our products competitively or provide competitive service we could lose existing customers or fail to attract new customers.

We operate in a highly competitive industry. While there is no single company that we identify as a dominant competitor in our business, many of our competitors are substantially larger and enjoy better financial strength ratings, more financial resources and greater marketing and distribution capabilities. Our products compete with similar products sold by other insurance companies and also with savings and investment products offered by banks, asset managers, and broker-dealers. Larger competitors with better financial strength ratings, greater financial resources, marketing and distribution capabilities are better positioned competitively. Larger firms are also able to better withstand market disruption, offer more competitive pricing, and more effectively access debt and equity capital. Moreover, a significant proportion of sales in the life insurance and annuity industries represent exchanges from one company’s to another company’s products. To the extent that a more competitive product alternative with better product features is offered by another company, we could experience higher policy surrenders.

If we fail to compete effectively in this environment, our results of operations and financial condition could be materially and adversely affected.

Tax law and policy are frequently reviewed and changed by the Internal Revenue Service and Congress and future changes in laws or regulations could increase our tax costs and make some of our products less attractive to consumers.

Significant and fundamental changes in U.S. federal income tax laws, Treasury and other regulations have been made in recent years and additional changes are likely. Any such change may affect us. Moreover, judicial decisions, regulations or administrative pronouncements could unfavorably affect our tax costs and make certain of our products less attractive to consumers.

Certain products we offer, primarily life insurance and annuities, receive favorable tax treatment under current federal and state tax law. This favorable treatment may be considered as providing certain of our products a competitive tax advantage over noninsurance products. This advantage is separate from the death benefit protection and lifetime payout guarantees offered by life insurance and annuity products. In addition, an increasing proportion of our annuity contracts are issued in connection with Individual Retirement Accounts (“IRAs”), which also provide tax benefits to policyholders. Furthermore, a meaningful number of our in-force life insurance policies were originally sold for estate and business planning purposes.

The tax consequences associated with our products could be altered at any time by legislative, judicial, or administrative action. Any such action that increases the taxation on our products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive.

With respect to life insurance company taxation, the current administration’s proposed federal budget includes substantial changes in the computation of the dividends received deduction relative to both general account and separate account dividends. If enacted, they could increase our taxable income and unfavorably impact our tax provision allocated to continuing operations, which would reduce our net income. The current administration has proposed certain other changes which, if adopted, could have a material adverse effect on our financial position and our ability to sell our products and could result in the surrender of some existing contracts and policies.

We also benefit from certain tax provisions, including but not limited to, deductibility of performance-based compensation that exceeds $1.0 million, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, as well as other corporate tax provisions, thereby increasing our tax costs. If such legislation were to be adopted, our results of operations could be adversely impacted.

We cannot predict whether any relevant tax legislation will be enacted, what the impact of such legislation would be on our tax costs and sales of our products, what the specific terms of any such legislation will be or whether any such legislation would have a material adverse effect on our financial condition and results of operations.

Federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments, or constrain our operating and financial flexibility, any of which could adversely affect our business, results of operations, financial condition or liquidity.

We are subject to extensive laws and regulations administered and enforced by a number of different governmental authorities including state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice, state attorneys general, and foreign regulators. In light of recent events involving certain financial institutions and the current financial crisis, the U.S. government has heightened its oversight of the financial services industry. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot predict whether such regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, operating results, financial condition or liquidity.

Each of the authorities that regulates us exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact institutions operating in many segments of the financial services industry, including the Company. Although certain provisions became effective immediately, many of the Act’s provisions require adoption of rules that will govern implementation. The Act may, among other things, increase our regulatory compliance burden by requiring us to invest management attention and resources to evaluate and make necessary changes to our policies and procedures and the manner in which we conduct our business. The U. S. government has created the Federal Insurance Office (“FIO”) under the Act as a branch of the U. S. Treasury Department. Under its charge to improve consumer protection, the FIO may regulate actual product design and mandate additional disclosure rules. We are uncertain as to the impact that this new legislation and regulatory guidance will have on the Company and cannot assure that it will not adversely affect our financial condition and results of operations.

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

Various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on valuation and cost of insurance increase issues. Financial services companies have also been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific, such as business practices upon notification of death. We continue to cooperate with the applicable regulatory authorities in these matters. While the regulatory authorities have not taken action against us with regard to these inquiries, we may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, the U.S. government has heightened its oversight of the financial services industry in general and of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal actions could have an adverse affect on us or cause us reputational harm, which in turn could, among other items, harm our business prospects, result in regulatory or legislative responses and have an adverse effect on our financial statements.

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

Item 1B.

Unresolved Staff Comments

None.

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

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

We did not pay any dividends during the three years ended December 31, 2011.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (iv) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (v) the effect of limited access to external sources of liquidity and financing; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the impact of downgrades in our debt or financial strength ratings; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi)  tax developments may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the federal and state governments, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) regulatory developments or actions may harm our business; (xix) legal actions could adversely affect our business or reputation; (xx) changes in accounting standards; and (xxi) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our results of operations for each of the two years in the period ended December 31, 2011. This discussion should be read in conjunction with our financial statements in this Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (universal life and variable universal life) insuring one or more lives. Our annuity products include deferred fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

Since 2009, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), has focused on selling products and services that are less capital intensive and less sensitive to its ratings. In 2011, 94% of Phoenix product sales were fixed indexed annuities. In addition, we have expanded sales of other insurance companies’ policies through our distribution subsidiary of PNX, Saybrus.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•

Fees on life and annuity products. Fees consist primarily of (1) cost of insurance charges, which are based on the difference between policy face amounts and the account values (referred to as the net amount at risk); (2) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (3) premium-based fees to cover premium taxes and renewal commissions; and (4) surrender charges.

•

Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and recoverables, interest credited to policyholders and changes in reserves for future claims payments. Certain universal life reserves are based on management’s assumptions about future cost of insurance fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves.

For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal benefits and the fair value of an embedded derivative liability. The assumptions used to calculate the guaranteed minimum withdrawal liability are consistent with those used for amortizing deferred policy acquisition costs. The fair value of the embedded derivative liability is calculated using significant management estimates, including (1) the expected value of index credits on the next policy anniversary dates, (2) the interest rate used to project the future growth in the contract liability, (3) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (4) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

Certain of our variable annuity contracts include guaranteed minimum death and income benefits. The change in the liability associated with these guarantees is included in policy benefits. The value of these liabilities is sensitive to changes in equity markets, equity market volatility and interest rates, as well as subject to management assumptions regarding future surrenders, rider utilization rates and mortality.

•

Interest margins. Interest margins consist of net investment income earned on universal life, fixed indexed annuities and other policyholder funds, gains on options purchased to fund index credits less the interest or index credits applied to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•

Non-deferred operating expenses are expenses related to servicing the products and policyholders offered by the Company, consisting of various maintenance and overhead-type expenses, including employee and other benefit costs.

•

Deferred policy acquisition cost amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

•

Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives. Certain of our variable annuity contracts include guaranteed minimum withdrawal and accumulation benefits. The change in fair value related to the embedded derivative is also included in net realized gains or losses.

•

Income tax expense/benefit consists of both current and deferred tax provisions. Computation of these amounts is a function of pre-tax income and the application of relevant tax law and GAAP accounting guidance. In valuing our deferred tax assets, we make significant judgments with respect to the reversal of certain temporary book-to-tax differences, specifically estimates of future taxable income over the periods in which the deferred tax assets are expected to reverse, including consideration of the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits.

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

Recent Trends in Earnings Drivers

•

Fees on life and annuity products. Prior to the impact of the deferred policy acquisition cost unlocking noted below, fees on our life and annuity products declined $6,813 thousand in 2011 compared to 2010. The decline in fees was primarily a result of lower surrenders and a decline in funds under management on universal life, variable universal life and variable annuity products. Offsetting these declines was an increase in non-asset based fees related to fixed indexed annuities. In addition, cost of insurance fees declined $7,824 thousand primarily related to lower net insurance in force in our universal life lines of business.

•

Policy benefits. Policy benefits increased $32,253 thousand in 2011 compared to 2010. Unlocking adjustments increased policy benefits by $4,834 thousand in 2011 compared to a decrease of $5,249 thousand in 2010. Excluding the impact of unlocking, the increase in policy benefit expense on life insurance products was primarily due to lower account value on policies with benefit and surrender activity in 2011 compared to 2010. In addition, the change in fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with guarantees resulted in expense of $2,511 thousand and $5,206 thousand, respectively, in 2011. Expense related to the change in value of variable annuity guarantees was $29,506 thousand in 2011 compared to a benefit of $11,463 thousand in 2010.

•

Interest margins. Interest margins on universal life and annuities were $41,356 thousand in 2011, compared to $13,481 thousand in 2010. Universal life interest margins increased $4,688 thousand primarily as a result of lower interest credited consistent with declining funds under management, partially offset by lower net investment income. Annuity interest margins increased $23,187 thousand primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

•

Operating expenses. Non-deferred operating expenses decreased by $8,917 thousand to $90,177 thousand in 2011, compared to $99,094 thousand in 2010. The decrease in operating expenses was a result of lower professional fees and outside services as well as lower compensation related expenses.

•

Deferred policy acquisition cost. Excluding the impact of realized investment gains, deferred policy cost amortization decreased by $61,500 thousand to $133,073 thousand in 2011, compared to $194,573 thousand in

2010. This decrease in amortization was attributable to the unlocking of assumptions as a result of annual comprehensive reviews of assumptions in the third quarters of 2011 and 2010. The unlocking resulted in acceleration of amortization of $1,904 thousand in 2011, compared to $31,953 thousand in 2010. In 2010, the unlocking was primarily driven by increased lapses in portions of our universal life business which resulted in $23,486 thousand of additional amortization. In comparison, updates in assumptions related to cost of insurance, lapses and premium persistency resulted in additional amortization on universal life of $693 thousand in 2011. Excluding the impact of the unlocking, amortization decreased primarily related to universal life as a result of less favorable mortality experience.

•

Net realized investment gains or losses on our investments. Net realized investment losses increased $3,349 thousand to $20,905 thousand in 2011, compared to $17,556 thousand in 2010. The increase in realized losses was primarily a result of realized losses on derivative assets and liabilities which increased $13,510 thousand to $19,746 thousand in 2011 compared to $6,236 thousand in 2010. This increase in realized losses was primarily attributable to a $49,512 thousand increase in realized losses on embedded derivative liabilities. This was partially offset by derivative assets associated with variable annuity guarantees which improved $36,002 thousand from realized losses of $23,426 thousand in 2010 to realized gains of $12,576 thousand in 2011. Of the current year’s realized gain on derivatives, $15,448 thousand was associated with the non-performance risk factor. Also offsetting realized losses were $7,995 thousand of lower impairment losses for 2011 as compared to 2010.

•

Income taxes. The Company recorded an income tax benefit of $9,412 thousand and $10,707 thousand in 2011 and 2010, respectively. The benefit in 2011 was primarily driven by a reduction in the valuation allowance.

Strategy and Outlook

Since 2009, we have taken significant actions to reduce expenses, effectively manage our in force business, reduce balance sheet risk, increase liquidity and pursue new growth opportunities. These actions are beginning to have their intended effect and, we believe, position us for profitability in 2012 and beyond. However, our business and results from operations are sensitive to general economic conditions as well as capital market trends, including equity markets and interest rates.

We expect to continue to focus on the following key strategic pillars in 2012:

•

Balance sheet strength;

•

Policyholder service;

•

Operational efficiency; and

•

Profitable growth.

We believe there is significant demand for our products among middle market households seeking to accumulate assets and secure lifetime income during retirement. The current low interest rate environment provides limited opportunities for consumers to protect principal and generate predictable income. Our indexed annuity products are positioned favorably vis-à-vis traditional investments such as bank certificates of deposits.

Recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products changed. Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have made, and may in the future make, such adjustments.

Recent Developments

Formation of Distribution Company

On November 3, 2009, our ultimate parent company announced the formation of a distribution company subsidiary, Saybrus. PNX formed Saybrus as part of a series of actions to strengthen its market position and strategy. Saybrus provides dedicated consultation services to partner companies, as well as support for our product line within our distribution channels.

Suspension of Distribution Relationships

In March 2009, our two largest life and annuity distributors, State Farm Mutual Automobile Insurance Company and National Life Group, stopped selling Phoenix products. The actions by these and other distribution partners were primarily in response to downgrades by rating agencies and ultimately reduce our ability to borrow. We have responded by refocusing our strategy on less rating-sensitive activities and market segments.

Impact of New Accounting Standards

For a discussion of accounting standards and change in accounting, see Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”). Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (6.0% long-term return assumption) Variable Universal Life (6.9% long-term return assumption)

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

Investment returns are based on the current yields and maturities of our fixed income portfolio combined with expected reinvestment rates given current market interest rates. Reinvestment rates are assumed to revert to long-term rates implied by the forward yield curve and long-term default rates. Contractually permitted future changes in credited rates are assumed to help support investment margins.

Mortality / longevity	Universal Life Variable Universal Life Immediate Annuities Indexed Annuities

Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. These assumptions vary by issue age, gender, underwriting class and policy duration.

Policyholder behavior - surrenders	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities

Surrender assumptions vary by product and year and are updated with experience studies. Policyholders are generally assumed to behave rationally; hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life

Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale and expected policy lapses without value. Assumptions are updated based on actual experience studies and include anticipated future changes if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance charges).

Expenses	All products	Projected maintenance expenses to administer policies in force are based on annually updated studies of expenses incurred.
Reinsurance costs / recoveries	Universal Life Variable Universal Life Variable Annuities

Projected reinsurance costs are based on treaty terms currently in force. Recoveries are based on the Company’s assumed mortality and treaty terms. Treaty recaptures are based on contract provisions and management’s intentions.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with actual experience, analysis of market and industry trends, and other external events. Actual gross profits that vary from management’s initial estimates in a given reporting period, result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. We generally only update the assumptions and adjust the deferred policy acquisition cost balance in the quarterly period in which this comprehensive review is performed, unless a material change that we feel is indicative of a long-term trend is observed in an interim period.

Upon completion of these reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

Over the last several years, the Company has revised a number of assumptions, resulting in changes to expected future gross profits:

•

Separate account returns: Declines in equity markets have been reflected in the separate account return assumptions for variable annuities and variable universal life business to maintain reasonable reversion-to-mean rates of return. As part of our analysis of separate account returns, we performed two sensitivity tests. If, at December 31, 2011, we had reprojected EGPs using a 100 basis point lower separate account return assumption (after fund fees and mortality and expense charges) and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $4,971thousand, before taxes. Conversely, a 100 basis point increase in the separate account return assumption would have decreased amortization and increased net income by approximately $2,739 thousand, before taxes.

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

•

Policyholder behavior: Changes in surrender and premium persistency assumptions have been based on actual experience and have resulted in both increases and decreases to projected EGPs. Policyholder behavior assumptions have been difficult to predict because they are subject to a combination of individual and external environmental factors. The impact of such changes is not uniform across different types of policies or time periods, with increases in amortization for some policies or time periods offset by decreases in others. In addition, changes in policyholder charges or credited rates directly affect EGPs and may also affect policyholder behavior in the future.

•

Expenses: Reductions in the Company’s cost structure have lowered policy administration expense assumptions embedded in EGPs. The impact of future reductions in policy administration expense could further increase EGPs and benefit net income.

Policy Liabilities and Accruals

Reserves are liabilities representing estimates of amounts that will come due to our policyholders at some point in the future. Certain death and other insurance benefit features require an additional liability be held above the account value liability representing the present value of future benefits in excess of policyholders’ funds and recognizing this excess ratably based on expected assessments. For universal life policies, we calculate this liability based on our best estimate of surrender and lapse rates, interest margin, mortality, premium persistency, funding patterns, and reinsurance costs and recoveries. Coincident with our deferred policy acquisition cost reviews, these assumptions are assessed on a regular basis based on our past experience, industry studies, regulatory requirements and estimates about the future. Additional policyholder liabilities related to GMIB and GMDB variable annuity contract riders are calculated using stochastic projections as they tend to vary with capital market movements.

See Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for more information.

Embedded Derivative Liabilities

We make guarantees on certain variable annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation of variable annuity GMAB and GMWB embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries.

This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2011 fair value of $40,666 thousand would increase to $43,360 thousand if the chosen spread were decreased by 50 basis points. If the chosen spread were increased by 50 basis points the fair value would decrease to $38,131 thousand. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at December 31, 2011 and 2010 was a reduction of $34,679 thousand and $19,231 thousand in the reserves associated with these riders, respectively.

Valuation of Debt Securities

We classify our debt securities as available-for-sale and report them in our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of Fixed Maturity Securities	As of December 31, 2011
by Pricing Source:	Fixed	% of
($ in thousands)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$1,834,919	72%
Priced via matrices	429,411	17%
Priced via broker quotations	54,638	2%
Priced via other methods	131,440	5%
Short-term investments(1)	95,984	4%
Total	$2,546,392	100%

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

For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings, and any amounts related to other factors are recognized in other comprehensive income (“OCI”). The credit loss component represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. Subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and, if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis once the Company has determined that the interest income is likely to be collected.

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

On a quarterly basis, we review all securities in an unrealized loss position for potential recognition of an OTTI. In addition, we maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose fair value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months.

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of severity and/or age of the gross unrealized loss, as summarized on page 39, “Duration of Gross Unrealized Losses on Securities”. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

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

As of December 31, 2011, we performed our assessment of the realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Based on the scheduling of gross deferred tax liabilities, a valuation allowance is not required at December 31, 2011, as we believe it is more likely than not that the deferred tax assets will be recognized.

For the year ended December 31, 2011, we recognized a decrease in the valuation allowance of $10,800 thousand. Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. The entire decrease to the valuation allowance corresponds to a decrease of $10,800 thousand in the income statement related deferred tax balances. An income tax benefit of $9,412 thousand recognized through the income statement primarily reflects the decrease of the valuation allowance.

As of December 31, 2011, $25,770 thousand of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $16,761 thousand related to $47,888 thousand of federal net operating losses scheduled to expire in 2024. An additional $9,010 thousand related to $25,742 thousand of federal capital losses scheduled to expire in 2014 and 2016.

As of December 31, 2011, we had deferred tax assets of $4,466 thousand related to alternative minimum tax credit carryovers which do not expire.

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

As of December 31, 2011, in accordance with the tax sharing agreement, we had an intercompany current tax payable of $15,514 thousand.

We are limited as to the amount of any operating losses from the non-life group that can be offset against taxable income of the life group. These limitations may affect the amount of any operating loss carryovers that we have now or in the future.

Our federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”), and estimated provisions are routinely provided in the financial statements in anticipation of the results of these audits. Unfavorable resolution of any particular issue could result in additional use of cash to pay liabilities that would be deemed owed to the IRS. Additionally, any unfavorable or favorable resolution of any particular issue could result in an increase or decrease, respectively, to our effective income tax rate to the extent that our estimates differ from the ultimate resolution.

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

Employee benefit expense allocated to us for these benefits totaled $2,870 thousand, $5,614 thousand and $12,817 thousand for 2011, 2010 and 2009, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $4,979 thousand will be allocated to us.

See Note 13 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on our pension and other post-employment benefits.

Results of Operations

Summary Financial Data:	Years Ended		Increase (decrease) and
($ in thousands)	December 31,		percentage change
	2011	2010	2011 vs. 2010
REVENUES:
Premiums	$2,311	$3,755	$(1,444)	(38%)
Insurance and investment product fees	394,816	409,455	(14,639)	(4%)
Net investment income	100,289	73,727	26,562	36%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(9,311)	(19,793)	10,482	53%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	6,507	8,994	(2,487)	(28%)
Net OTTI losses recognized in earnings	(2,804)	(10,799)	7,995	74%
Net realized investment gains (losses), excluding OTTI losses	(18,101)	(6,757)	(11,344)	(168%)
Net realized investment losses	(20,905)	(17,556)	(3,349)	(19%)
Total revenues	476,511	469,381	7,130	2%

BENEFITS AND EXPENSES:
Policy benefits	245,619	213,366	32,253	15%
Policy acquisition cost amortization	133,164	192,504	(59,340)	(31%)
Other operating expenses	90,177	99,094	(8,917)	(9%)
Total benefits and expenses	468,960	504,964	(36,004)	(7%)
Income (loss) before income taxes	7,551	(35,583)	43,134	121%
Applicable income tax expense (benefit)	(9,412)	(10,707)	1,295	12%
Net income (loss)	$16,963	$(24,876)	$41,839	168%

Year ended December 31, 2011 compared to year ended December 31, 2010

Net income increased $41,839 thousand to $16,963 thousand for the year ended December 31, 2011, compared to a net loss of $24,876 thousand for the year ended December 31, 2010. The increase in net income reflects higher net investment income and lower policy acquisition cost amortization offset by lower insurance and investment product fees and higher policy benefits.

Policy acquisition cost amortization decreased $59,340 thousand to $133,164 thousand from $192,504 thousand in the years ended December 31, 2011 and 2010, respectively. An unlocking of assumptions related to deferred policy acquisition costs resulted in the acceleration of amortization of $1,904 thousand for the year ended December 31, 2011 and $31,953 thousand for the year ended December 31, 2010. Excluding the impact of the unlocking, amortization decreased primarily related to universal life as a result of less favorable mortality experience.

Net realized investment losses increased $3,349 thousand to $20,905 thousand in the year ended December 31, 2011, compared to $17,556 thousand in the year ended December 31, 2010. The increase in realized losses was primarily a result of realized losses on derivative assets and liabilities which increased $13,510 thousand to $19,746 thousand in 2011 compared to $6,236 thousand in 2010. This increase in realized losses was primarily attributable to a $49,512 thousand increase in realized losses on embedded derivative liabilities. This was partially offset by derivative assets associated with variable annuity guarantees which improved $36,002 thousand from realized losses of $23,426 thousand in 2010 to realized gains of $12,576 thousand in 2011. Of the current year’s realized gain on derivatives, $15,448 thousand was associated with the non-performance risk factor. Also offsetting realized losses were $7,995 thousand of lower impairment losses for 2011 as compared to 2010.

The decline in premiums was primarily related to lower sales in 2011 compared to 2010.

Policy benefits increased $32,253 thousand in 2011 compared to 2010. Unlocking adjustments increased policy benefits by $4,834 thousand in 2011 compared to a decrease of $5,249 thousand in 2010. Excluding the impact of unlocking, the increase in policy benefit expense on life insurance products was primarily due to lower account value on policies with benefit and surrender activity in 2011 compared to 2010. In addition, the change in fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with guarantees resulted in expense of $2,511 thousand and $5,206 thousand, respectively, in 2011. Expense related to the change in value of variable annuity guarantees was $29,506 thousand in 2011 compared to a benefit of $11,463 thousand in 2010.

Non-deferred operating expenses decreased by $8,917 thousand to $90,177 thousand in 2011, compared to $99,094 thousand in 2010. The decrease in operating expenses was a result of lower professional fees and outside services as well as lower compensation related expenses.

The Company’s income tax benefit decreased $1,295 thousand to $9,412 thousand in the year ended December 31, 2011 compared to $10,707 thousand in the year ended December 31, 2010. The benefit in 2011 was primarily driven by a reduction in the valuation allowance.

Effects of Inflation

For the years 2011, 2010 and 2009, inflation did not have a material effect on our results of operations.

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

We also measure, manage and monitor market risk associated with our investments, both those backing insurance liabilities and those supporting surplus. This process primarily involves Corporate Portfolio Management. This organization makes recommendations and reports results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt Securities,” following this discussion of Enterprise Risk Management, for more information on our investment risk exposures. We regularly refine our policies and procedures to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2011, our asset and liability portfolio durations were approximately matched, but reflected somewhat lower asset durations because of our continued emphasis on liquidity. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

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

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of	As of December 31, 2011
Fixed Income Financial Instruments:		-100 Basis		+100 Basis
($ in thousands)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and cash equivalents	$67,465	$67,519	$67,465	$67,411
Available-for-sale debt securities	2,546,392	2,682,660	2,546,392	2,410,196
Total	$2,613,857	$2,750,179	$2,613,857	$2,477,607

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

The table below shows the interest rate sensitivity of our derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of ongoing portfolio and risk management activities.

Interest Rate Sensitivity of Derivatives:	As of December 31, 2011
($ in thousands)		Weighted-	-100		+100
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Interest rate swaps	$101,000	9.8	$13,078	$7,320	$2,286
Variance swaps	935	5.6	3,631	3,202	2,797
Swaptions	25,000	2.2	--	254	682
Put options	200,000	7.2	63,671	54,833	47,044
Call options	354,933	0.5	8,636	8,971	9,396
Equity futures	$66,347	0.3	$(1,089)	$(1,145)	$(1,291)
Total	$748,215		$87,927	$73,435	$60,914

See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on derivative instruments.

Credit Risk Management

We manage credit risk through the fundamental analysis of the underlying obligors, issuers and transaction structures. Through internal staff and an outsource relationship, we employ experienced credit analysts who review obligors’ management, competitive position, cash flow, coverage ratios, liquidity and other key financial and non-financial information. These analysts recommend the investments needed to fund our liabilities while adhering to diversification and credit rating guidelines. In addition, when investing in private debt securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their current credit ratings.

We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivatives counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. We have an overall limit on below-investment-grade rated issuer exposure. In addition to monitoring counterparty exposures under current market conditions, exposures are monitored on the basis of a hypothetical “stressed” market environment involving a specific combination of declines in stock market prices and interest rates and a spike in implied option activity.

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

Certain annuity products sold by us contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2011 and 2010, the difference between the GMDB and the current account value (net amount at risk) for all existing contracts was $141,401 thousand and $108,269 thousand, respectively. This was our exposure to loss had all contract owners died on either December 31, 2011 or 2010. See Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information.

Certain life and annuity products sold by us contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The GMAB guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The GMWB guarantees that a policyholder can withdraw a certain percentage for life regardless of market performance. The GMIB guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. The guaranteed payout annuity floor benefit (“GPAF”) guarantees that the variable annuity payment will not fall below the dollar amount of the initial payment. We also offer a combination rider that offers both GMAB and GMDB benefits. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The liabilities related to these benefits totaled $59,731 thousand and $30,482 thousand at December 31, 2011 and 2010, respectively.

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

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2011 we had reprojected EGPs using a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $4,971 thousand, before taxes.

If, instead, at December 31, 2011 we had reprojected EGPs using a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated decrease to amortization and increase to net income would have been approximately $2,739 thousand, before taxes.

See Note 4 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information regarding deferred policy acquisition costs.

Debt Securities

We invest in a variety of debt securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Standard Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio.

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2011, our debt securities, with a fair value of $2,546,392 thousand, represented 93.1% of total investments.

Debt Securities by Type and Credit Quality:	As of December 31, 2011
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$175,328	$163,132	$--	$--
State and political subdivision	81,484	75,994	913	1,329
Foreign government	28,823	27,646	3,054	2,827
Corporate	1,151,353	1,081,360	57,024	87,849
CMBS	285,662	275,984	4,293	5,632
RMBS	514,714	513,427	38,805	48,759
CDO/CLO	36,351	38,711	31,665	38,745
Other asset-backed	121,090	120,056	15,833	15,379
Total debt securities	$2,394,805	$2,296,310	$151,587	$200,520

Percentage of total debt securities	94.0%	92.0%	6.0%	8.0%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2011 in our debt securities portfolio are banking (4.4%), electric utilities (4.1%), insurance (3.0%), oil (2.8%) and diversified financial services (2.7%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Eurozone Exposure by Country	As of December 31, 2011
($ in thousands)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities

Spain	$--	$1,011	$8,552	$9,563	0.4%
Italy	--	—	1,874	1,874	0.1%
Total	--	1,011	10,426	11,437	0.5%

All other Eurozone(1)	--	8,399	26,331	34,730	1.4%
Total	$--	$9,410	$36,757	$46,167	1.9%

———————

(1)

Includes Finland, France, Germany, Luxembourg and Netherlands.

Residential Mortgage-Backed Securities

We invest directly in RMBS. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. When making investment decisions, we have been focused on identifying those securities that could withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Most of our RMBS portfolio is highly rated. At December 31, 2011, 93.0% of the total residential portfolio was rated investment grade. We hold $118,869 thousand of RMBS investments backed by prime rated mortgages, $108,815 thousand backed by Alt-A mortgages and $48,804 thousand backed by sub-prime mortgages, which combined amount to 9.8% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 68% being rated NAIC-1 and another 18% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2011 totaled $1,628 thousand. These impairments consist of $272 thousand from prime, $780 thousand from Alt-A and $576 thousand from sub-prime.

Residential Mortgage-Backed Securities:
($ in thousands)	As of December 31, 2011
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default
Collateral
Agency	$264,924	$277,031	9.9%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	120,810	118,869	4.2%	72.8%	14.5%	9.8%	2.4%	0.0%	0.5%
Alt-A	116,546	108,815	3.9%	60.4%	27.6%	11.3%	0.7%	0.0%	0.0%
Sub-prime	59,906	48,804	1.7%	74.8%	3.3%	10.5%	5.4%	5.0%	1.0%
Total	$562,186	$553,519	19.7%	84.2%	8.8%	5.3%	1.1%	0.4%	0.2%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in thousands)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$86,962	$86,548	3.1%	0.0%	1.0%	5.7%	18.9%	44.4%	30.0%
NAIC-2	BBB	17,559	17,227	0.6%	0.0%	0.0%	12.2%	50.0%	37.8%	0.0%
NAIC-3	BB	11,919	11,660	0.4%	0.0%	0.0%	15.6%	59.1%	19.6%	5.7%
NAIC-4	B	3,072	2,872	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	1,298	562	0.0%	0.0%	0.0%	0.0%	22.7%	2.1%	75.2%
Total		$120,810	$118,869	4.2%	0.0%	0.7%	7.5%	29.3%	39.7%	22.8%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in thousands)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$69,188	$65,733	2.4%	7.8%	0.0%	6.3%	23.5%	36.0%	26.4%
NAIC-2	BBB	32,675	30,087	1.1%	0.0%	9.1%	6.4%	13.2%	50.7%	20.6%
NAIC-3	BB	13,701	12,245	0.4%	0.0%	0.0%	6.5%	38.5%	55.0%	0.0%
NAIC-4	B	982	750	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$116,546	$108,815	3.9%	4.7%	2.5%	6.3%	22.2%	41.9%	22.4%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$40,467	$36,493	1.3%	0.0%	5.9%	12.9%	26.5%	17.8%	36.9%
NAIC-2	BBB	1,652	1,595	0.0%	0.0%	62.7%	0.0%	21.9%	0.0%	15.4%
NAIC-3	BB	9,796	5,151	0.2%	0.0%	100.0%	0.0%	0.0%	0.0%	0.0%
NAIC-4	B	3,421	2,663	0.1%	0.0%	0.0%	13.8%	46.1%	0.0%	40.1%
NAIC-5	CCC and below	2,993	2,426	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1,577	476	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$59,906	$48,804	1.7%	0.0%	17.0%	10.4%	28.0%	13.3%	31.3%

———————

(1)

Percentages based on Market Value.

Commercial Mortgage-Backed Securities

We invest directly in CMBS. To the extent these assets deteriorate in credit quality and decline in value for an extended period, we may realize impairment losses. When making investment decisions, we have been focused on identifying those securities that could withstand significant increases in delinquencies and foreclosures in the underlying mortgage pools before incurring a loss of principal.

Commercial Mortgage-Backed Securities:
($ in thousands)		As of December 31, 2011
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and
Rating	Designation	Cost(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior

NAIC-1	AAA/AAA/A	$272,989	$283,862	10.1%	47.4%	9.0%	14.8%	12.3%	16.5%
NAIC-2	BBB	3,526	2,263	0.1%	0.0%	0.0%	79.5%	20.5%	0.0%
NAIC-3	BB	5,460	4,094	0.2%	0.0%	37.9%	36.6%	0.0%	25.5%
NAIC-4	B	1,104	993	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	900	250	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$283,979	$291,462	10.4%	46.2%	9.3%	15.5%	12.5%	16.5%

———————

(1)

Includes commercial mortgage-backed CDOs with amortized cost and market values of $2,363 thousand and $1,507 thousand, respectively.

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

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2011	2010	2009

Total other-than-temporary debt impairments	$(9,311)	$(19,793)	$(48,605)
Portion of loss recognized in OCI	6,507	8,994	25,691
Net debt impairments recognized in earnings	$(2,804)	$(10,799)	$(22,914)

Debt security impairments:
U.S. government and agency	$--	$--	$--
State and political subdivision	--	--	--
Foreign government	--	--	--
Corporate	(413)	(756)	(7,059)
CMBS	(398)	(1,560)	(637)
RMBS	(1,628)	(4,713)	(9,560)
CDO/CLO	(306)	(3,648)	(4,600)
Other asset-backed	(59)	(122)	(1,058)
Net debt security impairments	(2,804)	(10,799)	(22,914)
Limited partnerships and other investment impairments	--	--	(1,093)
Impairment losses	(2,804)	(10,799)	(24,007)
Debt security transaction gains(1)	2,411	3,334	9,043
Debt security transaction losses(1)	(766)	(4,120)	(13,247)
Limited partnerships and other investment gains	--	265	--
Limited partnerships and other investment losses	--	--	(1,128)
Net transaction gains (losses)	1,645	(521)	(5,332)
Derivative instruments	12,576	(23,426)	(70,446)
Embedded derivatives(2)	(32,322)	17,190	90,607
Net realized investment gains (losses), excluding impairment losses	(18,101)	(6,757)	14,829
Net realized investment losses, including impairment losses	$(20,905)	$(17,556)	$(9,178)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $325,796 thousand, $359,084 thousand and $417,265 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2011, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Fixed income OTTIs recorded in 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2,804 thousand in 2011, $10,799 thousand in 2010 and $22,914 thousand in 2009. There were no limited partnership and other investment OTTIs in 2011 and 2010, respectively, and $1,093 thousand in 2009 were recognized.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $6,507 thousand in 2011, $8,994 thousand in 2010 and $25,691 thousand in 2009.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2011	2010
($ in thousands)
Balance, beginning of year	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	(961)	(2,193)
Add: Credit losses on securities previously impaired(1)	(1,526)	(7,344)
Less: Credit losses on securities impaired due to intent to sell	--	--
Less: Credit losses on securities sold	1,208	2,475
Less: Credit losses upon adoption of ASC 815	--	2,169
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of year	$(18,614)	$(17,335)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheet as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Loss in AOCI, by Security Type:	As of December 31,
($ in thousands)	2011(1)	2010(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,505)	(1,512)
CMBS	(5,131)	(4,519)
RMBS	(20,396)	(15,263)
CDO/CLO	(6,220)	(6,279)
Other asset-backed	--	--
Total fixed maturity non-credit losses in AOCI	$(33,252)	$(27,573)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in general account debt securities as of December 31, 2011. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities:	As of December 31, 2011
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$545,241	$215,179	$81,826	$248,236
Total amortized cost	628,947	221,347	84,163	323,437
Unrealized losses	$(83,706)	$(6,168)	$(2,337)	$(75,201)
Unrealized losses after offsets	$(11,305)	$(2,298)	$(1,017)	$(7,990)
Number of securities	372	136	56	180

Investment grade:
Unrealized losses	$(32,480)	$(4,695)	$(2,295)	$(25,490)
Unrealized losses after offsets	$(5,996)	$(1,707)	$(1,013)	$(3,276)

Below investment grade:
Unrealized losses	$(51,226)	$(1,473)	$(42)	$(49,711)
Unrealized losses after offsets	$(5,309)	$(591)	$(4)	$(4,714)

Total net unrealized losses on debt securities were $49,562 thousand (unrealized losses of $83,706 thousand less unrealized gains of $133,268 thousand).

For debt securities with gross unrealized losses, 53.0% of the unrealized losses after offsets pertain to investment grade securities and 47.0% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2011.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Gains (Losses) on Securities:	As of December 31, 2011
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities
Unrealized losses over 20% of cost	$(58,664)	$(6,450)	$(2,195)	$(50,019)
Unrealized gains (losses) over 20% of cost after offsets	$(5,807)	$(888)	$(193)	$(4,726)
Number of securities	56	17	4	35

Investment grade:
Unrealized losses over 20% of cost	$(14,128)	$(4,234)	$--	$(9,894)
Unrealized gains (losses) over 20% of cost after offsets	$(1,562)	$(694)	$--	$(868)

Below investment grade:
Unrealized losses over 20% of cost	$(44,536)	$(2,216)	$(2,195)	$(40,125)
Unrealized losses over 20% of cost after offsets	$(4,245)	$(194)	$(193)	$(3,858)

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

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2011		2010
($ in thousands)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$156,600	4%	$57,123	2%
Subject to discretionary withdrawal without adjustment	317,929	8%	344,450	10%
Subject to discretionary withdrawal with market value adjustment	1,173,129	28%	386,513	11%
Subject to discretionary withdrawal at contract value less surrender charge	42,546	1%	51,250	1%
Subject to discretionary withdrawal at market value	2,403,939	59%	2,764,153	76%
Total annuity contract reserves and deposit fund liability	$4,094,143	100%	$3,603,489	100%

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

Individual life insurance policies, other than term life insurance policies, increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies at any time. As of December 31, 2011, we had approximately $588,780 thousand in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2011 were $54,431 thousand.

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

On January 13, 2012, A.M. Best Company, Inc. affirmed our financial strength rating of B+. They changed their outlook on our ratings from stable to positive. On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and changed their outlook from negative to stable.

On December 16, 2011, Moody’s Investor Services affirmed our financial strength rating of Ba2 and changed their outlook from stable to positive.

On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and changed their outlook from negative to stable.

The financial strength ratings as of March 22, 2012 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B+	Positive
Moody’s	Ba2	Positive
Standard & Poor’s	BB-	Stable

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in thousands)	As of December 31, 2011
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Contractual Obligations Due
Purchase liabilities(1)	$13,098	$2,076	$3,792	$3,792	$3,438
Policyholder contractual obligation(2)	11,823,808	568,274	1,144,143	1,149,153	8,962,238
Total contractual obligations(3)	$11,836,906	$570,350	$1,147,935	$1,152,945	$8,965,676

Commercial Commitment Expirations
Other long-term liabilities(4)	$33,002	$29,413	$1,795	$1,794	$--
Total commercial commitments	$33,002	$29,413	$1,795	$1,794	$--

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

Future obligations are based on our estimate of future investment earnings, mortality and surrenders. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, policy liabilities and accruals are recorded on the balance sheet in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2011 balance sheet because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(3)

We do not anticipate any increases to unrecognized tax benefits that would have a significant impact on the financial position of the Company. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on unrecognized tax benefits.

 (4)

Other long-term liabilities relate to agreements to fund venture capital partnerships. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us for these benefits totaled $2,870 thousand, $5,614 thousand and $12,817 thousand for 2011, 2010 and 2009, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $4,979 thousand will be allocated to us.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

Due to the financial distress of Scottish Re and the withdrawal of its ratings in June, 2009, we are continuing to monitor its financial situation and assess the recoverability of the reinsurance recoverable on a quarterly basis. As of December 31, 2011, we had ceded reserves of $50,273 thousand and a reinsurance receivable balance of $1,660 thousand with Scottish Re. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance.

Statutory Capital and Surplus and Risk-Based Capital

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $278,822 thousand at December 31, 2010 to $320,107 thousand at December 31, 2011. The principal factor resulting in this increase was net gain from operations of $56,432 thousand.

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

The estimated RBC of PHL Variable as of December 31, 2011 was in excess of 200% of the Company Action Level.

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our President and our Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our President and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.

Principal Accounting Fees and Services

The following is a description of the fees earned by PricewaterhouseCoopers LLP (“PwC”) for services rendered to the Company for each of the two years in the period ended December 31, 2011:

($ in thousands)	2011	2010

Audit fees	$246	$275
Audit-related fees	--	55
Tax fees	--	--
All other fees	--	--
Total fees	$246	$330

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

PHL VARIABLE INSURANCE COMPANY

(Registrant)

Dated:	March 23, 2012	By: /s/ James D. Wehr
James D. Wehr
President
(Principal Executive Officer)

Dated:	March 23, 2012	By: /s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	March 23, 2012	By: /s/ Michael E. Hanrahan
Michael E. Hanrahan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated March 23, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

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

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of James D. Wehr, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Peter A. Hofmann, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, President and Peter A. Hofmann, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

E-1

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, PHL Variable Insurance Company, One American Row, P.O. Box 5056, Hartford, Connecticut 06102-5056.

E-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
  PHL Variable Insurance Company:

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 11 to the financial statements, the Company has significant transactions with its affiliates.  It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PricewaterhouseCoopers, LLP

Boston, Massachusetts

March 23, 2012

PHL VARIABLE INSURANCE COMPANY

Balance Sheets

($ in thousands, except share data)

December 31, 2011 and 2010

	2011	2010
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $2,496,830 and $1,541,506)	$2,546,392	$1,520,398
Limited partnerships and other investments	4,965	3,542
Policy loans, at unpaid principal balances	62,502	57,326
Derivative investments	113,222	90,441
Fair value option investments	7,299	11,731
Total investments	2,734,380	1,683,438
Cash and cash equivalents	67,465	51,059
Accrued investment income	18,602	12,019
Receivables	382,383	367,142
Deferred policy acquisition costs	576,557	594,126
Receivable from related parties	4,830	14,056
Other assets	52,599	54,320
Separate account assets	2,547,007	2,922,946
Total assets	$6,383,823	$5,699,106

LIABILITIES:
Policy liabilities and accruals	$1,343,909	$1,283,034
Policyholder deposit funds	1,721,219	793,142
Deferred income taxes	6,762	13,371
Payable to related parties	30,024	15,724
Other liabilities	89,138	60,734
Separate account liabilities	2,547,007	2,922,946
Total liabilities	5,738,059	5,088,951

CONTINGENT LIABILITIES (Note 15)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	802,152
Accumulated other comprehensive loss, net of tax	6,190	(12,456)
Accumulated deficit	(165,078)	(182,041)
Total stockholder’s equity	645,764	610,155
Total liabilities and stockholder’s equity	$6,383,823	$5,699,106

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Income and Comprehensive Income

($ in thousands)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
REVENUES:
Premiums	$2,311	$3,755	$11,420
Insurance and investment product fees	394,816	409,455	413,531
Net investment income	100,289	73,727	78,767
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(9,311)	(19,793)	(49,698)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	6,507	8,994	25,691
Net OTTI losses recognized in earnings	(2,804)	(10,799)	(24,007)
Net realized investment gains (losses), excluding OTTI losses	(18,101)	(6,757)	14,829
Net realized investment losses	(20,905)	(17,556)	(9,178)
Total revenues	476,511	469,381	494,540

BENEFITS AND EXPENSES:
Policy benefits	245,619	213,366	249,457
Policy acquisition cost amortization	133,164	192,504	139,243
Other operating expenses	90,177	99,094	120,986
Total benefits and expenses	468,960	504,964	509,686
Income (loss) before income taxes	7,551	(35,583)	(15,146)
Income tax expense (benefit)	(9,412)	(10,707)	6,007
Net income (loss)	$16,963	$(24,876)	$(21,153)

FEES PAID TO RELATED PARTIES (NOTE 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$16,963	$(24,876)	$(21,153)
Net unrealized investment gains	22,876	13,187	49,762
Portion of OTTI losses recognized in other comprehensive income	(4,230)	(5,846)	(16,699)
Other comprehensive income	18,646	7,341	33,063
Comprehensive income (loss)	$35,609	$(17,535)	$11,910

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Cash Flows

($ in thousands)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$16,963	$(24,876)	$(21,153)
Net realized investment losses	20,905	17,556	9,178
Amortization of deferred policy acquisition costs	133,164	192,504	139,243
Policy acquisition costs deferred	(150,512)	(24,043)	(60,410)
Change in:
Accrued investment income	(8,983)	(8,629)	(686)
Deferred income taxes	(16,648)	431	(22,733)
Receivables	(23,227)	(44,476)	(24,150)
Policy liabilities and accruals	34,365	(75,711)	(16,823)
Other assets and other liabilities change	42,732	(9,254)	4,269
Cash provided by operating activities	48,759	23,502	6,735

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,516,499)	(760,235)	(716,109)
Limited partnerships and other investments	(1,241)	(2,745)	(1,437)
Derivative instruments	(30,583)	(73,553)	(65,447)
Sales, repayments and maturities of:
Available-for-sale debt securities	562,896	600,805	838,892
Limited partnerships and other investments	59	187	--
Derivative instruments	35,338	35,792	22,299
Fair value investment options	4,574	29	--
Policy loans, net	(5,177)	(7,651)	(14,758)
Cash provided by (used for) investing activities	(950,633)	(207,371)	63,440

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,246,541	537,574	100,455
Policyholder deposit fund withdrawals	(328,261)	(400,164)	(304,297)
Capital contributions from parent	--	14,000	65,000
Cash provided by (used for) financing activities	918,280	151,410	(138,842)
Change in cash and cash equivalents	16,406	(32,459)	(68,667)
Cash and cash equivalents, beginning of year	51,059	83,518	152,185
Cash and cash equivalents, end of year	$67,465	$51,059	$83,518

Included in cash and cash equivalents above is cash held as collateral of $7,510 thousand and $6,870 thousand as of December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Statements of Changes in Stockholder’s Equity

($ in thousands)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
COMMON STOCK:
Balance, beginning of year	$2,500	$2,500	$2,500
Balance, end of year	$2,500	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year	$802,152	$788,152	$723,152
Capital contributions from parent	--	14,000	65,000
Balance, end of year	802,152	802,152	788,152

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year	$(12,456)	$(20,085)	$(51,923)
Adjustment for initial application of accounting changes	--	288	(1,225)
Other comprehensive income	18,646	7,341	33,063
Balance, end of year	$6,190	$(12,456)	$(20,085)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of year	$(182,041)	$(156,603)	$(141,288)
Adjustment for initial application of accounting changes	--	(562)	5,838
Net income (loss)	16,963	(24,876)	(21,153)
Balance, end of year	(165,078)	(182,041)	(156,603)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of year	$610,155	$613,964	$532,441
Change in stockholder’s equity	35,609	(3,809)	81,523
Balance, end of year	$645,764	$610,155	$613,964

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Financial Statements

Years Ended December 31, 2011, 2010 and 2009

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

Since 2009, our ultimate parent company, PNX, has focused on selling products and services that are less capital intensive and less ratings sensitive. In 2011, PNX product sales were primarily in annuities and 94% of those sales were fixed indexed annuities. In addition, PNX expanded sales of other insurance companies’ policies through its distribution subsidiary, Saybrus Partners, Inc. (“Saybrus”).

2.

Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Certain prior year amounts have been reclassified to conform to the current year presentation.

Adjustments Related to Prior Years

Net income of $16,963 thousand was recognized during the year ended December 31, 2011. This reflects approximately $1,300 thousand associated with the correction of errors related to various prior years, which increased income from continuing operations recognized in 2011. These out-of-period adjustments include expense of $3,605 thousand allocated to us related to Phoenix Life’s establishment of a liability for certain retirement benefits predating PNX’s 2001 demutualization that were identified as part of a comprehensive balance sheet review completed in the fourth quarter of 2011. This adjustment was offset by unrelated reserve and accrual corrections.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities, limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits expense. Actual results could differ from these estimates.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Disclosures for Financing Receivables and Allowances for Credit Losses

In July 2010, the FASB issued amended guidance within ASC 310, Receivables, that requires enhanced disclosures related to financing receivables and related allowances for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. Our adoption of this amended guidance had no material effect on our financial statements.

Accounting standards not yet adopted

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. The adoption of this guidance effective January 1, 2013 is not expected to have a material effect on our financial statements.

Amendments to the Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and IFRS. This amended guidance requires entities to present all non-owner changes in stockholder’s equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for periods beginning after December 15, 2011, on a retrospective basis. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on our financial statements.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance is effective for periods beginning after December 15, 2011, on a prospective or retrospective basis.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The Company intends to adopt this guidance retrospectively on January 1, 2012. Upon adoption, the Company estimates the cumulative effect of retrospective adoption will reduce deferred policy acquisition costs and beginning stockholder’s equity as of January 1, 2012 between $50,000 thousand and $100,000 thousand primarily related to lower deferrals associated with unsuccessful efforts.

Significant accounting policies

Investments

Debt Securities

Our debt securities classified as available-for-sale are reported on our balance sheet at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI, net of applicable deferred policy acquisition costs and applicable deferred income taxes. Realized investment gains and losses are recognized on a first in first out basis.

Limited Partnerships and Other Investments

Limited partnerships, infrastructure funds, hedge funds and joint venture interests in which we do not have voting control or power to direct activities are recorded using the equity method of accounting. These investments include private equity, mezzanine funds, infrastructure funds, hedge funds and direct equity interests. The equity method of accounting requires that the investment be initially recorded at cost and the carrying amount of the investment subsequently adjusted to recognize our share of the earnings or losses. We record our equity in the earnings in net investment income using the most recent financial information received from the partnerships. Recognition of net investment income is generally on a three-month delay due to the timing of the related financial statements.

Other investments include leveraged lease investments which represent the net amount of the estimated residual value of the lease assets, rental receivables and unearned and deferred income to be allocated over the lease term. We report mortgage loans at unpaid principal balances, net of valuation reserves on impaired loans.

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary.

Derivative Instruments

We recognize derivative instruments on the balance sheet in derivative instruments at fair value. The derivative contracts are reported as assets in derivative instruments or liabilities in other liabilities on the balance sheet, excluding embedded derivatives. Embedded derivatives are recorded on the balance sheet with the associated host contract.

The Company designates derivatives as either a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (i.e., a “cash flow” hedge) or a derivative that does not qualify for hedge accounting. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the change in the value of the derivative instruments and the change in value of the hedged investment. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized investment gains (losses). If it is probable that a hedged forecasted transaction will no longer occur, the effective portions of the gains or losses on derivative instruments designated as cash flow hedges are reclassified into earnings immediately.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities. Our derivatives generally do not qualify for hedge accounting, with the exception of cross currency swaps. We do not designate the purchased derivatives related to living benefits or index credits as hedges for accounting purposes.

Net investment income

For mortgage-backed and other asset-backed debt securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and any resulting adjustment is included in net investment income. For certain asset-backed securities, changes in estimated yield are recorded on a prospective basis and specific valuation methods are applied to these securities to determine if there has been an other-than-temporary decline in value. We record the net income from investments in partnerships and joint ventures in net investment income.

Other-than-temporary impairments on available-for-sale securities

We recognize realized investment losses when declines in fair value of debt securities are considered to be an other-than-temporary impairment (“OTTI”).

For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in our earnings, and any amounts related to other factors are recognized in OCI. The credit loss component represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. Subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and, if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis once the Company has determined that the interest income is likely to be collected.

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

On a quarterly basis, we review all securities in an unrealized loss position for potential recognition of an OTTI. In addition, we maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify all securities whose fair value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months.

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with original maturities of three months or less. As of December 31, 2011, $7,510 thousand of cash and cash equivalents was held as collateral by a third party related to our derivative transactions.

Deferred policy acquisition costs

The costs of acquiring new business, principally commissions, underwriting, distribution and policy issue expenses, all of which vary with and are primarily related to production of new business, are deferred.

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (6.0% long-term return assumption) Variable Universal Life (6.9% long-term return assumption)

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

Investment returns are based on the current yields and maturities of our fixed income portfolio combined with expected reinvestment rates given current market interest rates. Reinvestment rates are assumed to revert to long-term rates implied by the forward yield curve and long-term default rates. Contractually permitted future changes in credited rates are assumed to help support investment margins.

Mortality / longevity	Universal Life Variable Universal Life Immediate Annuities Indexed Annuities

Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. These assumptions vary by issue age, gender, underwriting class and policy duration.

Policyholder behavior - surrenders	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities

Surrender assumptions vary by product and year and are updated with experience studies. Policyholders are generally assumed to behave rationally; hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life

Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale and expected policy lapses without value. Assumptions are updated based on actual experience studies and include anticipated future changes if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance charges).

Expenses	All products	Projected maintenance expenses to administer policies in force are based on annually updated studies of expenses incurred.
Reinsurance costs / recoveries	Universal Life Variable Universal Life Variable Annuities

Projected reinsurance costs are based on treaty terms currently in force. Recoveries are based on the Company’s assumed mortality and treaty terms. Treaty recaptures are based on contract provisions and management’s intentions.

To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, we evaluate, on a quarterly basis, our previously projected EGPs. Our process to assess the reasonableness of our EGPs involves the use of internally developed models, together with actual experience, analysis of market and industry trends, and other external events. Actual gross profits that vary from management’s initial estimates in a given reporting period result in increases or decreases in the rate of amortization recorded in the period.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. We generally only update the assumptions and adjust the deferred policy acquisition cost balance in the quarterly period in which this comprehensive review is performed, unless a material change that we feel is indicative of a long-term trend is observed in an interim period.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Upon completion of these reviews, we revise our assumptions to reflect our current best estimate, thereby changing our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision, a process known as “unlocking.” Finally, an analysis is performed periodically to assess whether there are sufficient gross margins or gross profits to amortize the remaining deferred policy acquisition costs balances. If the estimates of gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs, the amortization of such costs is accelerated in the period in which the assumptions are changed, resulting in a charge to income.

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

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products. We establish liabilities in amounts adequate to meet the estimated future obligations of policies in force. Future benefit liabilities for traditional life insurance are computed using the net level premium method on the basis of actuarial assumptions as to contractual guaranteed rates of interest, mortality rates guaranteed in calculating the cash surrender values described in such contracts and morbidity. Future benefit liabilities for term and annuities in the payout phase that have significant mortality risk are computed using the net premium method on the basis of actuarial assumptions at the issue date of these contracts for rates of interest, contract administrative expenses, mortality and surrenders. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against the policyholder that is refundable. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

Policy liabilities and accruals also include liabilities for outstanding claims, losses and loss adjustment expenses based on individual case estimates for reported losses and estimates of unreported losses based on past experience. The Company does not establish claim liabilities until a loss has occurred. However, unreported losses and loss adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.

Certain contracts may also include additional death or other insurance benefit features. For example, guaranteed minimum death or income benefits offered with variable annuity contracts, guaranteed minimum withdrawal benefits offered with fixed indexed annuity contracts or no-lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the excess benefits and recognizing the excess ratably over the accumulation period based on total expected assessments with changes in fair value recorded in policy benefits, excluding dividends, in the consolidated statement of net income.

Embedded derivatives

Certain contract guarantees contain derivative instruments embedded in the contracts. These guarantees are assessed to determine if they do not qualify as being clearly and closely related to the economic characteristics of the host contract and if a separate instrument with the same terms would qualify as a derivative. Contract guarantees that meet these criteria are reported separately from the host contract and reported at fair value.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed pay-out annuity floor (“GPAF”) and combination rider (“COMBO”) represent embedded derivative liabilities in the variable annuity contracts. These investments are accounted for at fair value within policyholder deposit funds on the consolidated balance sheet with changes in fair value recorded in realized investment gains on the consolidated statement of income. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities accounted for at fair value within policyholder deposit funds on the balance sheet with changes in fair value recorded in policy benefits in the statement of income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

See Note 7 to these financial statements for additional information regarding embedded derivatives.

Policyholder deposit funds

Amounts received as payment for certain deferred annuities and other contracts without life contingencies are reported as deposits to policyholder deposit funds. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract owner as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date.

Contingent liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

Revenue recognition

We recognize premiums for long-duration life insurance products as revenue when due from policyholders. We match benefits, losses and related expenses with premiums over the related contract periods.

Amounts received as payment for interest sensitive life contracts, deferred annuities and contracts without life contingencies are considered deposits and are not included in revenue. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts. Related policy benefit expenses include universal life benefit claims in excess of fund values, interest credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. Certain variable annuity contracts with living benefits and fixed index annuity index options are considered embedded derivatives. These contracts are discussed in further detail in Note 7 to these financial statements.

Reinsurance

Premiums, policy benefits and other operating expenses related to our traditional life and term insurance policies are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting. Estimated reinsurance recoverables and the net cost of reinsurance are recognized over the life of the reinsured treaty using assumptions consistent with those used to account for the underlying policies.

2.

Basis of Presentation and Significant Accounting Policies (continued)

For universal life and variable universal life contracts, reinsurance premiums and ceded benefits are reflected net within policy benefits. Reinsurance recoveries are recognized in the same period as the related reinsured claim. The net cost of reinsurance (the present value of all expected ceded premium payments and expected future benefit payments) is recognized over the life of the reinsurance treaty based upon the ratio of net cost to estimated gross profits or fees and cost of insurance.

Income taxes

Income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. We allocate income taxes to income, OCI and additional paid-in capital in the manner required by ASC 740, Accounting for Income Taxes.

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

3.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to us. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. As of December 31, 2011, we had ceded reserves of $50,273 thousand and a reinsurance receivable balance of $1,660 thousand with Scottish Re. Based on our review of its financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. As such, no allowance has been established.

3.

Reinsurance (continued)

The following table lists our top five reinsurance relationships as defined by reinsurance recoverable balance and ceded statutory reserves and the A.M. Best rating of each reinsurer.

	December 31, 2011
Principal Life Reinsurers:		Reinsurer’s
($ in thousands)	Recoverable	A.M. Best
	Balances	Rating

RGA Reinsurance Company	$156,673	A+
Swiss Reinsurance Group(1)	$152,155	A+
AEGON USA(2)	$121,227	A+
Scottish Re (US) Inc(3)	$50,273	NR
Munich American Reassurance Co	$45,200	A+

———————

(1)

Swiss Reinsurance Group includes Swiss Re Life & Health America and Reassure America Life Insurance Co.

(2)

Transamerica Life Insurance Co is a subsidiary of AEGON.

(3)

Due to the financial distress of Scottish Re and the withdrawal of its ratings in June, 2009, we are continuing to monitor its financial situation and assess the recoverability of the reinsurance recoverable on a quarterly basis.

We cede risk to other insurers under various agreements that cover individual life insurance policies. The amount of risk ceded depends on our evaluation of the specific risk and applicable retention limits. For business sold prior to December 31, 2010, our retention limit on any one life is $10 million for single life and joint first-to-die policies and $12 million for joint last-to-die policies. Beginning January 1, 2011, our retention limit on new business is $5 million for single life and joint first-to-die policies and $6 million for second-to-die policies. We also assume reinsurance from other insurers.

Direct Business and Reinsurance:	Years Ended December 31,
($ in thousands)	2011	2010	2009

Direct premiums	$77,138	$82,799	$95,823
Premiums ceded to reinsurers(1)	(74,827)	(79,044)	(84,403)
Premiums	$2,311	$3,755	$11,420

Direct policy benefits incurred	$159,619	$217,429	$197,776
Policy benefits assumed from reinsureds	3,810	3,815	3,590
Policy benefits ceded to reinsurers	(90,131)	(148,275)	(78,977)
Premiums paid to reinsurers(2)	78,812	63,248	68,753
Policy benefits(3)	$152,110	$136,217	$191,142

Direct life insurance in-force	$68,205,090	$73,616,813	$81,106,817
Life insurance in-force assumed from reinsureds	66,060	71,594	80,402
Life insurance in-force ceded to reinsurers	(52,320,762)	(56,248,915)	(61,854,539)
Life insurance in-force	$15,950,388	$17,439,492	$19,332,680
Percentage of amount assumed to net insurance in-force	0.4%	0.4%	0.4%

———————

(1)

Amount above represents premiums ceded to reinsurers related to traditional life and term insurance policies.

(2)

For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits.

(3)

The policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $93,509 thousand, $77,149 thousand and $58,315 thousand, net of reinsurance, for the years ended December 31, 2011, 2010 and 2009, respectively.

Our reinsurance program cedes various types of risks to other reinsurers primarily under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Under coinsurance agreements on our traditional and term insurance policies, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Under our yearly renewable term agreements, the ceded premium represents a charge for the death benefit coverage.

3.

Reinsurance (continued)

We cede the majority of mortality risk on most new issues of term insurance. Effective October 1, 2009, we coinsured all the benefit risks, net of existing reinsurance, on the previously unreinsured portion of our term life business in force.

Irrevocable letters of credit aggregating $27,973 thousand at December 31, 2011 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

4.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in thousands)	2011	2010	2009

Policy acquisition costs deferred	$150,512	$24,043	$60,410
Costs amortized to expenses:
Recurring costs	(133,073)	(194,573)	(139,828)
Realized investment gains (losses)	(91)	2,069	585
Offset for ceded reserve and expense allowance		--	--
Offsets to net unrealized investment gains or losses included in AOCI(1)	(41,865)	(98,432)	(149,998)
Cumulative effect of adoption of new guidance	--	(119)	2,634
Other	6,948	23,571	(1,364)
Change in deferred policy acquisition costs	(17,569)	(243,441)	(227,561)
Deferred policy acquisition costs, beginning of year	594,126	837,567	1,065,128
Deferred policy acquisition costs, end of year	$576,557	$594,126	$837,567

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and AOCI is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected on a policy-by-policy basis for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. See “Significant accounting policies” in Note 2 to these financial statements for more information on significant assumptions.

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. During the third quarter, we conducted our annual comprehensive assumption review. We revised our assumptions to reflect our current best estimates, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset was adjusted, a process known as “unlocking,” with an offsetting benefit or charge to income.

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

Upon completion of a study during the fourth quarter of 2009, we updated our best estimate assumptions used to project EGPs and margins in the deferred policy acquisition cost amortization schedules. Major projection assumptions updated include mortality, cost of insurance charges, policy maintenance expenses, lapse experience, expense, net investment income. In our review to develop the best estimate for these assumptions, we examined our own experience and market conditions. We updated our maintenance expenses and reallocated them among various lines of business. Additionally, we updated the lapse rate assumptions for annuities, decreasing the rates for variable annuities while increasing them for fixed annuities. We reflected a change in the cost of insurance rates for certain single life universal life policies, effective April 1, 2010, resulting in an increase in overall projected gross profits or margins. We also reflected the lower interest earned in investments, consistent with recent experience. These changes resulted in an increase in overall deferred policy acquisition cost amortization of $21,723 thousand.

5.

Policy Liabilities and Accruals

Policyholder liabilities are primarily for universal life policies and include deposits received from customers and investment earnings on their fund balances which range from 3.00% to 4.75% as of December 31, 2011, less administrative and mortality charges.

6.

Investing Activities

Debt securities

We invest in a variety of debt securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies.

Fair Value and Cost of Securities:	December 31, 2011
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$163,132	$12,653	$(457)	$175,328	$--
State and political subdivision	77,323	5,518	(444)	82,397	--
Foreign government	30,473	1,825	(421)	31,877	--
Corporate	1,169,209	83,310	(44,142)	1,208,377	(1,505)
Commercial mortgage-backed (“CMBS”)	281,616	12,283	(3,944)	289,955	(5,131)
Residential mortgage-backed (“RMBS”)	562,186	14,106	(22,773)	553,519	(20,396)
CDO/CLO	77,456	1,240	(10,680)	68,016	(6,220)
Other asset-backed	135,435	2,333	(845)	136,923	--
Available-for-sale debt securities	$2,496,830	$133,268	$(83,706)	$2,546,392	$(33,252)

———————

(1)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheet as a component of AOCI. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

6.

Investing Activities (continued)

Fair Value and Cost of Securities:	December 31, 2010
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$96,137	$2,483	$(337)	$98,283	$--
State and political subdivision	33,092	216	(799)	32,509	--
Foreign government	14,683	1,463	(60)	16,086	--
Corporate	692,780	39,804	(38,807)	693,777	(1,512)
CMBS	172,850	5,673	(4,568)	173,955	(4,519)
RMBS	350,729	4,429	(21,553)	333,605	(15,263)
CDO/CLO	72,603	1,940	(11,359)	63,184	(6,279)
Other asset-backed	108,632	1,320	(953)	108,999	--
Available-for-sale debt securities	$1,541,506	$57,328	$(78,436)	$1,520,398	$(27,573)

———————

(1)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheet as a component of AOCI. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Aging of Temporarily Impaired	As of December 31, 2011
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$--	$--	$3,485	$(457)	$3,485	$(457)
State and political subdivision	15,419	(28)	913	(416)	16,332	(444)
Foreign government	7,231	(421)	--	--	7,231	(421)
Corporate	113,623	(3,707)	74,192	(40,435)	187,815	(44,142)
CMBS	59,478	(1,240)	6,924	(2,704)	66,402	(3,944)
RMBS	74,575	(2,809)	106,890	(19,964)	181,465	(22,773)
CDO/CLO	3,735	(110)	40,638	(10,570)	44,373	(10,680)
Other asset-backed	22,944	(190)	15,194	(655)	38,138	(845)
Total temporarily impaired securities	$297,005	$(8,505)	$248,236	$(75,201)	$545,241	$(83,706)

Below investment grade	$26,187	$(1,515)	$76,237	$(49,711)	$102,424	$(51,226)
Below investment grade after offsets for deferred policy acquisition cost adjustment and taxes		$(595)		$(4,714)		$(5,309)

Number of securities		193		180		373

Unrealized losses on below-investment-grade debt securities with a fair value of less than 80% of amortized cost totaled $44,536 thousand at December 31, 2011, of which $40,125 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2011 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

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

These securities were considered to be temporarily impaired at December 31, 2010 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Maturities of Debt Securities:	December 31, 2011		December 31, 2010
($ in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$111,027	$111,279	$89,543	$89,992
Due after one year through five years	268,596	284,081	216,902	228,887
Due after five years through ten years	572,731	604,800	261,559	280,563
Due after ten years	487,783	497,819	268,688	241,213
CMBS/RMBS/ABS/CDO/CLO	1,056,693	1,048,413	704,814	679,743
Total	$2,496,830	$2,546,392	$1,541,506	$1,520,398

The maturities of debt securities, as of December 31, 2011, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

Other-than-temporary impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2011, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

6.

Investing Activities (continued)

Fixed income OTTIs recorded in 2011 were primarily concentrated in structured securities and corporate bonds. These impairments were driven primarily by increased collateral default rates and rating downgrades. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2,804 thousand in 2011, $10,799 thousand in 2010 and $22,914 thousand in 2009. There were no limited partnership and other investment OTTIs in 2011 and 2010, respectively, and $1,093 thousand in 2009 were recognized.

In addition to credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $6,507 thousand in 2011, $8,994 thousand in 2010 and $25,691 thousand in 2009.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2011	2010
($ in thousands)
Balance, beginning of year	$(17,335)	$(12,442)
Add: Credit losses on securities not previously impaired(1)	(961)	(2,193)
Add: Credit losses on securities previously impaired(1)	(1,526)	(7,344)
Less: Credit losses on securities impaired due to intent to sell	--	--
Less: Credit losses on securities sold	1,208	2,475
Less: Credit losses upon adoption of ASC 815	--	2,169
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of year	$(18,614)	$(17,335)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments are made up of private equity investments of $4,620 thousand in 2011 and $3,226 thousand in 2010 and common stock of $345 thousand in 2011 and $316 thousand in 2010.

Net investment income

Sources of Net Investment Income:	Years Ended December 31,
($ in thousands)	2011	2010	2009

Debt securities	$96,816	$69,219	$74,237
Policy loans	3,114	3,012	2,587
Limited partnerships and other investments	323	1,633	2,051
Fair value option investments	178	1,028	176
Other income	1,263	157	112
Cash and cash equivalents	5	34	21
Total investment income	101,699	75,083	79,184
Less: Investment expenses	1,410	1,356	417
Net investment income	$100,289	$73,727	$78,767

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2011 and 2010, we had on deposit securities with a fair value of $7,636 thousand and $7,131 thousand, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

6.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2011	2010	2009

Total other-than-temporary debt impairments	$(9,311)	$(19,793)	$(48,605)
Portion of loss recognized in OCI	6,507	8,994	25,691
Net debt impairments recognized in earnings	$(2,804)	$(10,799)	$(22,914)

Debt security impairments:
U.S. government and agency	$--	$--	$--
State and political subdivision	--	--	--
Foreign government	--	--	--
Corporate	(413)	(756)	(7,059)
CMBS	(398)	(1,560)	(637)
RMBS	(1,628)	(4,713)	(9,560)
CDO/CLO	(306)	(3,648)	(4,600)
Other asset-backed	(59)	(122)	(1,058)
Net debt security impairments	(2,804)	(10,799)	(22,914)
Limited partnerships and other investment impairments	--	--	(1,093)
Impairment losses	(2,804)	(10,799)	(24,007)
Debt security transaction gains(1)	2,411	3,334	9,043
Debt security transaction losses(1)	(766)	(4,120)	(13,247)
Limited partnerships and other investment gains	--	265	--
Limited partnerships and other investment losses	--	--	(1,128)
Net transaction gains (losses)	1,645	(521)	(5,332)
Derivative instruments	12,576	(23,426)	(70,446)
Embedded derivatives(2)	(32,322)	17,190	90,607
Net realized investment gains (losses), excluding impairment losses	(18,101)	(6,757)	14,829
Net realized investment losses, including impairment losses	$(20,905)	$(17,556)	$(9,178)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $325,796 thousand, $359,084 thousand and $417,265 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 7 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in thousands)	2011	2010	2009

Debt securities	$70,670	$92,080	$198,748
Other investments	(120)	(201)	2,116
Net unrealized investment gains	$70,550	$91,879	$200,864

Net unrealized investment gains	$70,550	$91,879	$200,864
Applicable deferred policy acquisition cost	41,865	98,432	149,998
Applicable deferred income tax	10,039	(13,894)	17,803
Offsets to net unrealized investment gains (losses)	51,904	84,538	167,801
Net unrealized investment gains included in OCI	$18,646	$7,341	$33,063

6.

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

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in limited partnerships and other investments on our balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $4,620 thousand and $3,226 thousand as of December 31, 2011 and 2010, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2011, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholders’ equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of December 31, 2011, we held derivative assets, net of liabilities, with a fair value of $90,765 thousand. Derivative credit exposure was diversified with eight different counterparties. We also had debt securities of these issuers with a fair value of $17,806 thousand. Our maximum amount of loss due to credit risk with these issuers was $108,571 thousand. See Note 8 to these financial statements for more information regarding derivatives.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. In 2011 and 2010, there were no gains or losses on transfers of assets from the general account to a separate account.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	December 31,
($ in thousands)	2011	2010

Debt securities	$395,540	$441,842
Equity funds	1,537,736	1,850,010
Other	58,300	68,677
Total	$1,991,576	$2,360,529

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	December 31,
($ in thousands)	2011	2010

Debt securities	$972,354	$225,986
Equity funds	--	--
Other	--	--
Total	$972,354	$225,986

Variable annuity guaranteed benefits

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

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4,570	$17,457
Incurred	(1,608)	(257)
Paid	1,930	--
Liability balance as of December 31, 2011	$4,892	$17,200

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2010
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$5,063	$15,811
Incurred	3,330	1,646
Paid	(3,823)	—
Liability balance as of December 31, 2010	$4,570	$17,457

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2009
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2009	$9,581	$21,365
Incurred	3,403	(5,554)
Paid	(7,921)	--
Liability balance as of December 31, 2009	$5,063	$15,811

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$825,573	$21,576	62
GMDB step up	1,307,870	110,666	62
GMDB earnings enhancement benefit (“EEB”)	39,715	400	62
GMDB greater of annual step up and roll up	27,106	8,759	66
Total GMDB at December 31, 2011	$2,200,264	$141,401

GMDB return of premium	$981,787	$17,685	61
GMDB step up	1,507,216	82,613	62
GMDB earnings enhancement benefit (“EEB”)	47,123	291	61
GMDB greater of annual step up and roll up	32,083	7,680	65
Total GMDB at December 31, 2010	$2,568,209	$108,269

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

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

We also offer certain separate account variable products with a GMWB, GMAB, GPAF and COMBO rider.

Additional Insurance Benefits:		Average
($ in thousands)	Account	Attained Age
	Value	of Annuitant

GMWB	$529,027	62
GMIB	428,058	63
GMAB	374,423	57
GPAF	18,446	77
COMBO	9,756	60
Total at December 31, 2011	$1,359,710

GMWB	$587,053	61
GMIB	511,971	62
GMAB	427,315	56
GPAF	13,251	76
COMBO	10,837	59
Total at December 31, 2010	$1,550,427

The GMWB rider guarantees the contract owner a minimum amount of withdrawals and benefit payments over time, regardless of the investment performance of the contract, subject to an annual limit. Optional resets are available. In addition, these contracts have a feature that allows the contract owner to receive the guaranteed annual withdrawal amount for as long as they are alive.

The GMAB rider provides the contract owner with a minimum accumulation of the contract owner’s purchase payments deposited within a specific time period, adjusted for withdrawals, after a specified amount of time determined at the time of issuance of the variable annuity contract.

The GPAF rider provides the contract owner with a minimum payment amount if the variable annuity payment falls below this amount on the payment calculation date.

The COMBO rider includes the GMAB and GMWB riders as well as the GMDB rider at the contract owner’s option.

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on variable annuity policies issued after April 30, 2008 and 100% of any claims related to GMAB liabilities on variable annuity policies issued after December 31, 2008. Because this contract does not transfer sufficient risk to be accounted for as reinsurance, we account for ceded liabilities as a receivable from affiliate.

The GMWB, GMAB, GPAF and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These investments are accounted for at fair value within policyholder deposit funds on the consolidated balance sheet with changes in fair value recorded in realized investment gains on the statement of income. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made for the GMWB and GMAB during 2011 and 2010. There were benefit payments made of $181 thousand and $351 thousand for GPAF during 2011 and 2010. In order to manage the risk associated with these variable annuity embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

7.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Variable Annuity Embedded Derivative Liabilities:	As of December 31,
($ in thousands)	2011	2010

GMWB	$16,313	$(1,664)
GMAB	24,665	13,098
GPAF	1,865	2,286
COMBO	(312)	(695)
Total variable annuity embedded derivative liabilities	$42,531	$13,025

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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in thousands)	GMWB & GMDB
	Year Ended
	December 31,
	2011	2010

Liability balance, beginning of period	$204	$--
Incurred	5,410	204
Paid	--	--
Liability balance, end of period	$5,614	$204

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These investments are accounted for at fair value within policyholder deposits within the consolidated balance sheet with changes in fair value recorded in policy benefits, excluding dividends, in the consolidated statement of net income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

Fixed indexed annuity embedded derivatives were $78,331 thousand and $13,460 thousand as of December 31, 2011 and 2010, respectively. In order to manage the risk associated with these fixed indexed annuity options we hedge using equity index options

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At December 31, 2011 and 2010, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $134,015 thousand and $95,742 thousand, respectively.

8.

Derivative Instruments

Derivative instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable products as well as index credits on our fixed indexed annuity products.

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2011 and 2010, $7,510 thousand and $6,870 thousand, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives generally do not qualify for hedge accounting, with the exception of cross currency swaps. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:		Fair Value as of December 31,
($ in millions)		2011			2010
		Notional			Notional
	Maturity	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Non-hedging derivative instruments
Interest rate swaps	2017-2026	$101,000	$10,792	$3,472	$77,000	$3,593	$1,469
Variance swaps	2015-2017	935	3,202	--	935	--	577
Swaptions	2024	25,000	254	--	14,000	2,097	--
Put options	2015-2021	200,000	54,833	--	235,000	45,019	--
Call options	2012-2016	354,933	27,956	18,985	34,837	11,231	5,980
Equity futures	2012	66,347	16,185	--	52,887	28,501	--
Total non-hedging derivative instruments		$748,215	$113,222	$22,457	$414,659	$90,441	$8,026

Derivative Instrument Gains (Losses) Recognized in Earnings:(1)	Years Ended
($ in thousands)	December 31,
	2011	2010
Derivative instruments by type
Interest rate swaps	$11,089	$491
Variance swaps	3,779	(577)
Swaptions	(752)	935
Put options	15,885	2,078
Call options	(12,397)	8,311
Equity futures	(5,028)	(34,664)
Cross currency swaps	--	--
Total derivative instrument gains (losses) recognized in earnings	$12,576	$(23,426)

———————

(1)

Excludes realized losses of $32,322 thousand and realized gains of $17,190 thousand on embedded derivatives for the years ended December 31, 2011 and 2010.

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

Equity Index Options

We use equity indexed options to hedge against market risks from changes in equity markets, volatility and interest rates.

An equity index option affords us the right to make or receive payments based on a specified future level of an equity market index. We may use exchange-trade or OTC options.

Generally, we have used a combination of equity index futures, interest rate swaps, variance swaps and long-dated put options to hedge its GMAB and GMWB liabilities and equity index call options to hedge its indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2011 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$138,947	$36,381	$--	$175,328
State and political subdivision	--	82,397	--	82,397
Foreign government	--	31,877	--	31,877
Corporate	--	1,179,889	28,488	1,208,377
CMBS	--	269,514	20,441	289,955
RMBS	--	546,975	6,544	553,519
CDO/CLO	--	1,044	66,972	68,016
Other asset-backed	--	128,861	8,062	136,923
Derivative assets	--	113,222	--	113,222
Separate account assets(1)	2,419,655	78,325	--	2,497,980
Fair value option investments(2)	--	--	7,299	7,299
Total assets	$2,558,602	$2,468,485	$137,806	$5,164,893
Liabilities
Derivative liabilities	$--	$22,457	$--	$22,457
Embedded derivatives	--	--	120,862	120,862
Total liabilities	$--	$22,457	$120,862	$143,319

———————

 (1)

Excludes $40,086 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $8,941 thousand in cash and cash equivalents and money market funds.

(2)

Fair value option investments at December 31, 2011 include $7,299 thousand of available-for-sale debt securities in which the fair value option has been elected. Changes in the fair value of these assets are recorded through net investment income.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2011.

9.

Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2010
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$68,724	$29,559	$--	$98,283
State and political subdivision	--	32,509	--	32,509
Foreign government	--	16,086	--	16,086
Corporate	--	663,717	30,060	693,777
CMBS	--	163,647	10,308	173,955
RMBS	--	326,168	7,437	333,605
CDO/CLO	--	--	63,184	63,184
Other asset-backed	--	89,328	19,671	108,999
Derivative assets	--	90,441	--	90,441
Separate account assets(1)	2,800,500	77,195	--	2,877,695
Fair value option investments(2)	--	4,442	7,289	11,731
Total assets	$2,869,224	$1,493,092	$137,949	$4,500,265
Liabilities
Derivative liabilities	$--	$8,026	$--	$8,026
Embedded derivatives	--	--	26,485	26,485
Total liabilities	$--	$8,026	$26,485	$34,511

———————

(1)

Excludes $37,949 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $7,302 thousand in cash and cash equivalents and money market funds.

(2)

Fair value option investments at December 31, 2010 include $11,731 thousand of available-for-sale debt securities in which the fair value option has been elected. Changes in the fair value of these assets are recorded through net investment income.

There were no transfers of assets between Level 1 and Level 2 assets during the year ended December 31, 2010.

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

Level 3 Financial Assets:	As of December 31, 2011
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Options	Assets

Balance, beginning of period	$19,671	$63,184	$30,060	$10,308	$7,437	$7,289	$137,949
Purchases	--	12,601	2,100	11,295	--	--	25,996
Sales	(2,891)	(7,541)	(866)	(1,624)	(648)	(37)	(13,607)
Transfers into Level 3(1)	--	--	1,780	--	--	--	1,780
Transfers out of Level 3(2)	(9,012)	(1,044)	(3,170)	--	(517)	--	(13,743)
Realized gains (losses) included in earnings	41	(504)	12	(104)	(1)	--	(556)
Unrealized gains (losses) included in other comprehensive income (loss)	224	(21)	(1,517)	539	114	--	(661)
Amortization/accretion	29	297	89	27	159	47	648
Balance, end of period	$8,062	$66,972	$28,488	$20,441	$6,544	$7,299	$137,806

——————

(1)

Transfers into Level 3 for the year ended December 31, 2011 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the year ended December 31, 2011 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

9.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2010
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Options	Assets

Balance, beginning of period	$18,854	$64,999	$41,257	$11,784	$15,637	$--	$152,531
Purchases	20,939	19,314	45,151	2,556	3,383	--	91,343
Sales	(16,867)	(20,950)	(57,254)	(6,172)	(8,339)	--	(109,582)
Adjustment for initial application of accounting changes(1)	--	(7,289)	--	--	--	7,289	--
Transfers into Level 3(2)	--	--	2,020	--	3	--	2,023
Transfers out of Level 3(3)	(5,667)	--	(7,143)	--	(2,955)	--	(15,765)
Realized gains (losses) included in earnings	(51)	(4,130)	25	(1,793)	(144)	--	(6,093)
Unrealized gains (losses) included in other comprehensive income (loss)	2,230	11,135	6,014	3,930	(402)	--	22,907
Amortization/accretion	233	105	(10)	3	254	--	585
Balance, end of period	$19,671	$63,184	$30,060	$10,308	$7,437	$7,289	$137,949

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

Level 3 Financial Liabilities:	Embedded Derivatives
($ in thousands)	Years Ended December 31,
	2011	2010

Balance, beginning of year	$26,485	$28,678
Net purchases/(sales)	62,360	9,270
Transfers into Level 3	--	--
Transfers out of Level 3	--	--
Realized (gains) losses	29,506	(11,463)
Unrealized (gains) losses included in other comprehensive loss	--	--
Deposits less benefits	--	--
Change in fair value(1)	2,511	--
Amortization/accretion	--	--
Balance, end of year	$120,862	$26,485

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits on the statement of income.

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

To determine fair values for certain structured, collateralized loan obligations (“CLO”) and collateralized debt obligation (“CDO”) assets for which current pricing indications either do not exist, or are based on inactive markets or sparse transactions, we utilize model pricing using a third-party forecasting application that leverages historical trustee information for each modeled security. Principal and interest cash flows are modeled under various default scenarios for a given tranche of a security in accordance with its contractual cash flow priority of claim and subordination with respect to credit losses. The key assumptions include the level of annual default rates, loss-given-default or recovery rate, collateral prepayment rate and reinvestment spread.

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

For certain other retained interests in securitizations, a single interest rate path DCF model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on our valuation of retained interests and such interests are, therefore, typically classified within Level 3 of the valuation hierarchy.

We compare the fair value estimates and assumptions to observable market data where available and to actual portfolio experience.

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

9.

Fair Value of Financial Instruments (continued)

Valuation of embedded derivatives

We make guarantees on certain variable annuity contracts, including GMAB and GMWB as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB and GMWB embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include information derived from the asset derivatives market, including the volatility surface and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in policy benefits. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The budget amount for future years is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation of variable annuity GMAB and GMWB embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on PNX’s life insurance subsidiaries, including us, nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting the rider cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter therefore the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA, net of the reinsurance impact from a contract with Phoenix Life, at December 31, 2011 and 2010 was a reduction of $34,679 thousand and $19,231 thousand in the reserves associated with these riders, respectively.

Fair value of financial instruments

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values	As of December 31,
of Financial Instruments:	2011		2010
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial liabilities
Investment contracts	$1,721,219	$1,728,887	$793,142	$804,107

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

10.

Income Taxes

Allocation of Income Taxes:	Years Ended December 31,
($ in thousands)	2011	2010	2009

Income tax expense (benefit) attributable to:
Current	$7,236	$(11,138)	$28,445
Deferred	(16,648)	431	(22,438)
Income tax expense (benefit)	$(9,412)	$(10,707)	$6,007
Income taxes paid (recovered)	$(2,478)	$1,264	$11,489

Effective Income Tax Rate:	Years Ended December 31,
($ in thousands)	2011	2010	2009

Income (loss) before income taxes	$7,550	$(35,583)	$(15,146)
Income taxes at statutory rate of 35.0%	2,643	(12,454)	(5,301)
Dividend received deduction	(2,000)	(591)	(1,376)
ASC 740 increase (decrease)	--	(52)	(667)
Valuation allowance increase (decrease)	(10,800)	(400)	9,500
IRS audit settlements/adjustments	768	2,488	3,843
Other, net	(23)	302	8
Applicable income taxes (benefit)	$(9,412)	$(10,707)	$6,007
Effective income tax rates	(124.7%)	30.1%	(39.7%)

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in thousands)	2011	2010

Deferred income tax assets:
Future policyholder benefits	$96,416	$61,608
Unearned premiums / deferred revenues	17,853	21,450
Investments	14,507	36,678
Net operating and capital loss carryover benefits	25,770	44,454
Alternative minimum tax credits	4,466	--
Valuation allowance	--	(10,800)
Gross deferred income tax assets	159,012	153,390

Deferred income tax liabilities:
Deferred policy acquisition costs	163,633	156,406
Other	2,141	10,355
Gross deferred income tax liabilities	165,774	166,761
Deferred income tax liabilities	$6,762	$13,371

As of December 31, 2011, we performed our assessment of the realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Based on the scheduling of gross deferred tax liabilities, a valuation allowance is not required at December 31, 2011, as we believe it is more likely than not that the deferred tax assets will be recognized.

For the year ended December 31, 2011, we recognized a decrease in the valuation allowance of $10,800 thousand. Accounting guidance requires that this movement be allocated to the various financial statement components of income or loss. The entire decrease to the valuation allowance corresponds to a decrease of $10,800 thousand in income statement related deferred tax balances. An income tax benefit of $9,412 thousand recognized through the income statement primarily reflects the decrease of the valuation allowance.

10.

Income Taxes (continued)

As of December 31, 2011, $25,770 thousand of net operating and capital loss carryover benefits were included in the deferred tax asset. Of this amount, $16,761 thousand related to $47,888 thousand of federal net operating losses scheduled to expire in 2024. An additional $9,010 thousand related to $25,742 thousand of federal capital losses scheduled to expire in 2014 and 2016.

As of December 31, 2011, we had deferred tax assets of $4,466 thousand related to alternative minimum tax credit carryovers which do not expire.

As of December 31, 2011, in accordance with the tax sharing agreement, we had an intercompany current tax payable of $15,514 thousand.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. During 2011, the Company resolved examination issues for 2009. No material unanticipated assessments were incurred and no increases were necessary to our liability for uncertain tax positions.

The Company does not anticipate that any event will result in a significant change in the existing balance of unrecognized tax benefits within 12 months. Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2011	2010
($ in thousands)
Balance, beginning of year	$--	$52
Reductions for tax positions of prior years	--	(52)
Settlements with taxing authorities	--	--
Balance, end of year	$--	$--

Based upon the timing and status of our current examinations by taxing authorities, we do not believe that it is reasonably possible that any changes to the balance of unrecognized tax benefits occurring within the next 12 months will result in a significant change to the results of operations, financial condition or liquidity. In addition, we do not anticipate that there will be additional payments made or refunds received within the next 12 months with respect to the years under audit. We do not anticipate any increases to the existing unrecognized tax benefits that would have a significant impact on the financial position of the Company.

11.

Related Party Transactions

Capital Contributions

During the year ended December 31, 2011, we received no capital contributions from PM Holdings, Inc.

Related Party Transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process. The expenses allocated to us were $64,276 thousand, $69,670 thousand and $130,633 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts payable to Phoenix Life were $2,234 thousand and $5,893 thousand as of December 31, 2011 and 2010, respectively.

We have a contract with Phoenix Life whereby we cede to Phoenix Life certain of the liabilities related to guarantees on our annuity products. This contract qualifies as a freestanding derivative. This derivative asset is reported within receivable from related parties. The derivative asset was $3,522 thousand and $407 thousand at December 31, 2011 and 2010, respectively.

11.

Related Party Transactions (continued)

Prior to November 18, 2011, Goodwin Capital Advisers, Inc. (“Goodwin”), an indirect wholly-owned subsidiary of PNX, provided investment advisory services to us for a fee. On November 18, 2011, PNX closed on a transaction to sell Goodwin to Conning Holdings Corp. (“Conning Holdings”). Included in the terms of this transaction was a multi-year investment management agreement under which Conning will manage the Company’s publicly-traded fixed income assets. Private placement bond and limited partnership investments previously managed under Goodwin will continue to be managed by Phoenix under its subsidiary, Phoenix Life. Investment advisory fees incurred by us for Goodwin’s management of general account assets were $1,240 thousand, $1,362 thousand and $381 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts payable to Goodwin were $0 and $339 thousand, as of December 31, 2011 and 2010, respectively.

Effective September 20, 2010, 1851 Securities, Inc., a wholly-owned subsidiary of PM Holdings, Inc., became the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life through a cost allocation process. Commissions incurred were $6,920 thousand and 15,736 thousand for the years ended December 31, 2011 and 2010, respectively. There were no amounts payable to Phoenix Life related to commissions as of December 31, 2011 and 2010, respectively.

Prior to September 20, 2010, Phoenix Equity Planning Corporation (“PEPCO”), an indirect wholly-owned subsidiary of PNX, was the principal underwriter. Phoenix Life reimbursed PEPCO for commissions incurred on our behalf and we in turn reimbursed Phoenix Life through a cost allocation process. Commissions incurred were $0, $9,029 thousand and $16,271 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. There were no amounts payable to Phoenix Life related to commissions as of December31, 2011 and 2010, respectively.

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $96,946 thousand, $8,265 thousand (less commission reversals of $10,764 thousand due to policy rescissions) and $39,876 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts payable to Phoenix Life were $4,754 thousand and $1,022 thousand as of December 31, 2011 and 2010, respectively.

Effective in 2010, Saybrus, a majority-owned subsidiary of PNX, provides wholesaling services to various third-party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus on our behalf were $11,224 thousand and $2,671 thousand as of December 31, 2011 and 2010, respectively. Commission amounts payable to Saybrus were $1,004 thousand and $409 thousand as of December 31, 2011 and 2010, respectively.

Effective in 2010, Saybrus Equity Services, Inc. (“Saybrus Equity), a wholly owned subsidiary of Saybrus Partners, Inc., provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were $7 thousand and $4 thousand as of December 31, 2011 and 2010, respectively. Commission amounts payable to Saybrus Equity were $1 thousand and $4 thousand as of December 31, 2011 and 2010, respectively.

Premium processing services

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due to Phoenix Life of $4,226 thousand and $2,793 thousand as of December 31, 2011 and 2010, respectively. We do not charge any fees for this service.

State Farm Mutual Automobile Insurance Company (“State Farm”) is currently the owner of record of more than 5% of our ultimate parent company’s (PNX) outstanding common stock. In 2011, 2010 and 2009, we incurred $2,052 thousand, $3,077 thousand and $25,272 thousand, respectively, as compensation costs for the sale of our insurance and annuity products by entities that were either subsidiaries of State Farm or owned by State Farm agents.

11.

Related Party Transactions (continued)

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due from Phoenix Life and Annuity of $29 thousand as of December 31, 2011 and amounts due to Phoenix Life and Annuity of $47 thousand as of December 31, 2010. We do not charge any fees for this service.

12.

Other Comprehensive Income

Sources of	Years Ended December 31,
Other Comprehensive Income:	2011		2010		2009
($ in thousands)	Gross	Net	Gross	Net	Gross	Net

Unrealized gains on investments	$69,391	$17,896	$79,757	$390	$173,746	$16,560
Adjustments for net realized investment losses on available-for-sale securities included in net income	1,159	750	12,122	6,951	27,118	16,503
Net unrealized investment gains	70,550	18,646	91,879	7,341	200,864	33,063
Net unrealized gains on derivative instruments	--	--	--	--	--	--
Other comprehensive income	70,550	$18,646	91,879	$7,341	200,864	$33,063
Applicable deferred policy acquisition cost amortization	41,865		98,432		149,998
Applicable deferred income tax expense (benefit)	10,039		(13,894)		17,803
Offsets to other comprehensive income	51,904		84,538		167,801
Other comprehensive income	$18,646		$7,341		$33,063

Components of Accumulated	As of December 31,
Other Comprehensive Income:	2011		2010
($ in thousands)	Gross	Net	Gross	Net

Unrealized gains (losses) on investments	$49,800	$6,190	$(20,750)	$(12,456)
Unrealized gains on derivative instruments	--	--	--	--
Accumulated other comprehensive income (loss)	49,800	$6,190	(20,750)	$(12,456)
Applicable deferred policy acquisition costs	53,202		11,337
Applicable deferred income tax benefit	(9,592)		(19,631)
Offsets to other comprehensive income (loss)	43,610		(8,294)
Accumulated other comprehensive income (loss)	$6,190		$(12,456)

13.

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

Our ultimate parent company has historically provided employees with other post-employment benefits that include health care and life insurance. In December 2009, PNX announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the Company’s contribution to pre-65 retiree medical costs per participant was reduced beginning with the 2011 plan year.

13.

Employee Benefit Plans and Employment Agreements (continued)

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

Employee benefit expense allocated to us for these benefits totaled $2,870 thousand, $5,614 thousand and $12,817 thousand for 2011, 2010 and 2009, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plans of which approximately $4,979 thousand will be allocated to us.

14.

Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2011, 2010 and 2009, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, life insurance reserves are based on different assumptions and deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Our RBC was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2011 and 2010.

Statutory Financial Data:	As of or For the Years Ended December 31,
($ in thousands)	2011	2010	2009

Statutory capital and surplus	$312,837	$275,698	$235,696
Asset valuation reserve	7,270	3,124	2,494
Statutory capital, surplus and asset valuation reserve	$320,107	$278,822	$238,190
Statutory gain (loss) from operations	$56,432	$77,571	$(31,030)
Statutory net income (loss)	$61,428	$47,033	$(87,546)

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2012 without prior approval.

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

Unclaimed Property Inquiry

On July 5, 2011, the State of New York Insurance Department issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. We have completed our investigation and analysis and estimate the amount of claim and interest payments to beneficiaries or state(s) to be $546 thousand ($190 thousand after deferred policy acquisition cost offsets).

16.

Subsequent Events

On January 13, 2012, A.M. Best Company, Inc. affirmed our financial strength rating of B+. They changed their outlook on our ratings from stable to positive.