Form 10-Q
period 2012-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2012-05-11
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of May 10, 2012, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Balance Sheets

($ in thousands, except share data)

March 31, 2012 (unaudited) and December 31, 2011

	Mar 31,	Dec 31,
	2012	2011
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $2,691,299 and $2,496,830)	$2,761,240	$2,546,392
Limited partnerships and other investments	5,505	4,965
Policy loans, at unpaid principal balances	60,656	62,502
Derivative investments	131,906	113,222
Fair value option investments	7,422	7,299
Total investments	2,966,729	2,734,380
Cash and cash equivalents	90,826	67,465
Accrued investment income	23,366	18,602
Receivables	367,022	382,383
Deferred policy acquisition costs	517,278	524,052
Deferred income taxes	22,387	15,524
Receivable from related parties	459	4,830
Other assets	58,204	52,599
Separate account assets	2,688,630	2,547,007
Total assets	$6,734,901	$6,346,842

LIABILITIES:
Policy liabilities and accruals	$1,368,761	$1,355,078
Policyholder deposit funds	1,884,803	1,721,219
Payable to related parties	53,037	30,024
Other liabilities	124,806	89,138
Separate account liabilities	2,688,630	2,547,007
Total liabilities	6,120,037	5,742,466

CONTINGENT LIABILITIES (Note 10)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	802,152
Accumulated other comprehensive loss, net of tax	12,359	4,766
Accumulated deficit	(202,147)	(205,042)
Total stockholder’s equity	614,864	604,376
Total liabilities and stockholder’s equity	$6,734,901	$6,346,842

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Comprehensive Income

($ in thousands)

Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Premiums	$712	$163
Insurance and investment product fees	96,533	101,830
Net investment income	30,263	21,398
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,086)	(880)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	427	386
Net OTTI losses recognized in earnings	(659)	(494)
Net realized investment losses, excluding OTTI losses	(7,113)	(3,968)
Total net realized investment losses	(7,772)	(4,462)
Total revenues	119,736	118,929

BENEFITS AND EXPENSES:
Policy benefits	63,675	50,278
Policy acquisition cost amortization	28,735	32,283
Other operating expenses	23,298	18,696
Total benefits and expenses	115,708	101,257
Income before income taxes	4,028	17,672
Income tax expense	1,133	2,448
Net income	$2,895	$15,224

COMPREHENSIVE INCOME (LOSS):
Net income	$2,895	$15,224
Net unrealized investment gains	7,871	3,502
Non-credit portion of OTTI losses recognized in other comprehensive income	(278)	(251)
Other comprehensive income	7,593	3,251
Comprehensive income	$10,488	$18,475

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Cash Flows

($ in thousands)

Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$2,895	$15,224
Net realized investment losses	7,772	4,462
Amortization of deferred policy acquisition costs	28,735	32,283
Policy acquisition costs deferred	(28,919)	(36,147)
Undistributed equity in earnings of limited partnerships and other investments	(106)	(95)
Change in:
Accrued investment income	(5,403)	(3,216)
Deferred income taxes	(10,953)	1,679
Receivables	13,581	(21,615)
Policy liabilities and accruals	25,662	14,259
Other assets and other liabilities , net	17,958	26,628
Cash provided by operating activities	51,222	33,462

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(280,413)	(339,099)
Limited partnerships and other investments	(631)	(247)
Derivative instruments	(19,001)	(16,212)
Sales, repayments and maturities of:
Available-for-sale debt securities	107,010	111,547
Limited partnerships and other investments	199	--
Derivative instruments	1,792	15,575
Fair value option investments	--	--
Policy loans, net	1,846	(1,020)
Cash used for investing activities	(189,198)	(229,456)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	214,831	214,496
Policyholder deposit fund withdrawals	(53,494)	(32,142)
Capital contributions from parent	--	--
Cash provided by financing activities	161,337	182,354
Change in cash and cash equivalents	23,361	(13,640)
Cash and cash equivalents, beginning of period	67,465	51,059
Cash and cash equivalents, end of period	$90,826	$37,419

Included in cash and cash equivalents above is cash held as collateral by a third party of $7,510 thousand and $7,510 thousand as of March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company received no capital contributions.

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statement of Changes in Stockholder’s Equity

($ in thousands)

Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$802,152
Balance, end of period	$802,152	$802,152

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$4,766	$(12,456)
Adjustment for cumulative effect of accounting change	--	(3,577)
Other comprehensive income	7,593	3,251
Balance, end of period	$12,359	$(12,782)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(205,042)	$(182,041)
Adjustment for cumulative effect of accounting change	--	(53,362)
Net income	2,895	15,224
Balance, end of period	$(202,147)	$(220,179)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$604,376	$553,216
Change in stockholder’s equity	10,488	18,475
Balance, end of period	$614,864	$571,691

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three Months Ended March 31, 2012 and 2011

1.

Organization and Operations

PHL Variable Insurance Company (“we,” “our,” “PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. and PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company.

Since 2009, our ultimate parent company, PNX, has focused on selling products and services that are less capital intensive and less ratings sensitive. In 2011, PHL Variable product sales were primarily in annuities and 94% of those sales were fixed indexed annuities.

Our ultimate parent company, PNX, provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans. We incur applicable employee benefit expenses through the process of cost allocation by PNX. Phoenix Life provides services and facilities to us and is reimbursed through a cost allocation process.

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

These financials include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of comprehensive income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the financial statements included in our 2011 Annual Report on Form 10-K. Financial results for the three months ended March 31, 2012 are not necessarily indicative of full year results.

Adjustments Related to Prior Years

Net income of $2,895 thousand was recognized during the three months ended March 31, 2012. This reflects approximately $3,700 thousand associated with the correction of errors related to 2011, which decreased net income recognized in 2012. We have assessed the impact of these errors on all prior periods and previously issued annual and quarterly financial statements and have determined that the errors were not material.

Use of estimates

In preparing these financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits expense; and accruals for contingent liabilities. Actual results could differ from these estimates.

2.

Basis of Presentation and Significant Accounting Policies (continued)

Adoption of new accounting standards

Amendments to the Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires entities to present all non-owner changes in stockholder’s equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect which components of comprehensive income are recognized in net income or comprehensive income, or when an item of other comprehensive income must be classified to net income. The disclosures in Note 9 reflect the retrospective adoption of this guidance in the first quarter of 2012. Other than additional disclosures, adoption of this guidance did not have a material effect on our financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholder’s equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. The disclosures in Note 7 reflect the prospective adoption of this guidance in the first quarter of 2012. Other than additional disclosures, adoption of this guidance did not have a material effect on our financial statements.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012. The cumulative effect of retrospective adoption reduced deferred policy acquisition costs and beginning stockholders’ equity as of January 1, 2012 by $52,505 thousand and $41,388 thousand, respectively, primarily related to lower deferrals associated with expenses not directly related to new policy sales.

2.

Basis of Presentation and Significant Accounting Policies (continued)

The tables below show selected financial data as adjusted for the retrospective adoption noted above. Adoption of the standard did not affect the previously reported totals for net cash flows provided by (used for) operating, investing or financing activities.

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in thousands)	2011	2010	2009	2008

Deferred policy acquisition costs, as previously reported	$576,557	$594,126	$837,567	$1,065,128
Impact of adoption	(52,505)	(75,262)	(123,592)	(154,991)
Deferred policy acquisition costs, as revised	$524,052	$518,864	$713,975	$910,137

Deferred tax liability, as reported	$(6,762)	$(13,371)	$(26,678)	$(33,291)
Impact of adoption	22,286	30,659	48,000	59,441
Deferred tax asset, as revised	$15,524	$17,288	$21,322	$26,150

Policy liabilities and accruals, as reported	$1,343,909	$1,283,034	$1,363,818	$1,386,611
Impact of adoption	11,169	12,336	13,550	14,839
Policy liabilities and accruals, as revised	$1,355,078	$1,295,370	$1,377,368	$1,401,450

Total equity, as previously reported	$645,764	$610,155	$613,964	$532,441
Impact of adoption	(41,388)	(56,939)	(89,142)	(110,389)
Total equity, as revised	$604,376	$553,216	$524,822	$422,052

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in thousands)	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011

Policy benefits, as previously reported	$59,339	$61,832	$73,879	$50,569
Impact of adoption	(292)	(292)	(292)	(291)
Policy benefits, as revised	$59,047	$61,540	$73,587	$50,278

Policy acquisition cost amortization, as reported	$25,401	$39,815	$28,896	$39,052
Impact of adoption	(4,673)	(4,586)	(4,672)	(6,769)
Policy acquisition cost amortization, as revised	$20,728	$35,229	$24,224	$32,283

Operating expenses, as previously reported	$34,329	$19,406	$18,061	$18,381
Impact of adoption	312	315	314	315
Operating expenses, as revised	$34,641	$19,721	$18,375	$18,696

Income (loss) before income taxes, as previously reported	$(4,222)	$(2,273)	$3,119	$10,927
Impact of adoption	4,653	4,563	4,650	6,745
Income before income taxes, as revised	$431	$2,290	$7,769	$17,672

Income tax expense (benefit), as previously reported	$(296)	$(13,780)	$4,377	$287
Impact of adoption	1,628	1,597	1,828	2,161
Income tax expense (benefit), as revised	$1,332	$(12,183)	$6,205	$2,448

Net income (loss), as previously reported	$(3,926)	$11,507	$(1,258)	$10,640
Impact of adoption	3,025	2,966	2,822	4,584
Net income (loss), as revised	$(901)	$14,473	$1,564	$15,224

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in thousands)	2011	2010	2009	2008

Policy benefits, as previously reported	$245,619	$213,366	$249,457	$218,415
Impact of adoption	(1,167)	(1,214)	(1,289)	(478)
Policy benefits, as revised	$244,452	$212,152	$248,168	$217,937

Policy acquisition cost amortization, as reported	$133,164	$192,504	$139,243	$262,132
Impact of adoption	(20,700)	(28,090)	(30,243)	(57,636)
Policy acquisition cost amortization, as revised	$112,464	$164,414	$109,000	$204,496

Operating expenses, as previously reported	$90,177	$99,094	$120,986	$97,504
Impact of adoption	1,256	1,968	12,223	55,966
Operating expenses, as revised	$91,433	$101,062	$133,209	$153,470

Income (loss) before income taxes, as previously reported	$7,551	$(35,583)	$(15,146)	$(282,691)
Impact of adoption	20,611	27,336	19,309	2,148
Income (loss) before income taxes, as revised	$28,162	$(8,247)	$4,163	$(280,543)

Income tax expense (benefit), as previously reported	$(9,412)	$(10,707)	$6,007	$(87,497)
Impact of adoption	7,214	3,968	6,758	25,660
Income tax expense (benefit), as revised	$(2,198)	$(6,739)	$12,765	$(61,837)

Net income (loss), as previously reported	$16,963	$(24,876)	$(21,153)	$(195,194)
Impact of adoption	13,397	23,368	12,551	(23,512)
Net income (loss), as revised	$30,360	$(1,508)	$(8,602)	$(218,706)

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements in our 2011 Annual Report on Form 10-K.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended
($ in thousands)	March 31,
	2012	2011

Policy acquisition costs deferred	$28,919	$36,147
Costs amortized to expenses:
Recurring costs	(25,452)	(32,125)
Realized investment gains (losses)	(3,283)	(158)
Offsets to net unrealized investment gains or losses included in AOCI(1)	(8,738)	(4,677)
Other	1,780	3,859
Change in deferred policy acquisition costs	(6,774)	3,046
Deferred policy acquisition costs, beginning of period	524,052	518,864
Deferred policy acquisition costs, end of period	$517,278	$521,910

———————

(1)

An offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

Incremental direct costs related to the successful sale of new or renewal contracts are deferred. Incremental direct costs are those costs that result directly from and are essential to the sale of a contract. Costs incurred related directly to acquisition activities performed by the insurer are also deferred. During the three months ended March 31, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

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

In addition to our quarterly reviews, we conduct a comprehensive assumption review on an annual basis, or as circumstances warrant. Upon completion of these comprehensive assumption reviews, we revise our assumptions to reflect our current best estimates, thereby changing our estimate of EGPs in the deferred policy acquisition cost amortization models. The deferred policy acquisition cost asset is then adjusted in a process known as “unlocking,” with an offsetting benefit or charge to income.

During the three months ended March 31, 2012 and 2011, it was determined that an unlocking was not warranted.

4.

Investing Activities

Debt securities

We invest in a variety of debt securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies.

Fair Value and Cost of Securities: (1)	March 31, 2012
($ in thousands)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(2)

U.S. government and agency	$178,179	$9,028	$(541)	$186,666	$--
State and political subdivision	102,021	9,322	(580)	110,763	--
Foreign government	46,424	2,897	(165)	49,156	--
Corporate	1,337,635	86,889	(39,310)	1,385,214	(1,505)
Commercial mortgage-backed (“CMBS”)	275,439	16,355	(2,882)	288,912	(5,148)
Residential mortgage-backed (“RMBS”)	553,053	14,222	(19,246)	548,029	(20,805)
CDO/CLO	76,667	1,326	(9,691)	68,302	(6,220)
Other asset-backed	121,881	2,834	(517)	124,198	--
Available-for-sale debt securities	$2,691,299	$142,873	$(72,932)	$2,761,240	$(33,678)

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

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities: (1)	December 31, 2011
($ in thousands)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(2)

U.S. government and agency	$163,132	$12,653	$(457)	$175,328	$--
State and political subdivision	77,323	5,518	(444)	82,397	--
Foreign government	30,473	1,825	(421)	31,877	--
Corporate	1,169,209	83,310	(44,142)	1,208,377	(1,505)
CMBS	281,616	12,283	(3,944)	289,955	(5,131)
RMBS	562,186	14,106	(22,773)	553,519	(20,396)
CDO/CLO	77,456	1,240	(10,680)	68,016	(6,220)
Other asset-backed	135,435	2,333	(845)	136,923	--
Available-for-sale debt securities	$2,496,830	$133,268	$(83,706)	$2,546,392	$(33,252)

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

(2)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	As of March 31, 2012
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$--	$--	$3,401	$(541)	$3,401	$(541)
State and political subdivision	15,619	(179)	928	(401)	16,547	(580)
Foreign government	1,544	(165)	--	--	1,544	(165)
Corporate	137,870	(3,289)	76,033	(36,021)	213,903	(39,310)
CMBS	20,065	(487)	6,107	(2,395)	26,172	(2,882)
RMBS	89,313	(1,882)	104,953	(17,364)	194,266	(19,246)
CDO/CLO	3,762	(87)	41,557	(9,604)	45,319	(9,691)
Other asset-backed	3,847	(41)	7,782	(476)	11,629	(517)
Total temporarily impaired securities	$272,020	$(6,130)	$240,761	$(66,802)	$512,781	$(72,932)

Below investment grade	$17,987	$(1,247)	$72,932	$(45,364)	$90,919	$(46,611)

Number of securities		132		169		301

Unrealized losses on below-investment-grade debt securities with a fair value of less than 80% of amortized cost totaled $41,643 thousand at March 31, 2012, of which $37,576 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at March 31, 2012 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

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

These securities were considered to be temporarily impaired at December 31, 2011 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

4.

Investing Activities (continued)

Maturities of Debt Securities:	March 31, 2012		December 31, 2011
($ in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$134,834	$135,084	$111,027	$111,279
Due after one year through five years	296,767	314,940	268,596	284,081
Due after five years through ten years	682,827	721,615	572,731	604,800
Due after ten years	549,831	560,160	487,783	497,819
CMBS/RMBS/ABS/CDO/CLO	1,027,040	1,029,441	1,056,693	1,048,413
Total	$2,691,299	$2,761,240	$2,496,830	$2,546,392

The maturities of debt securities, as of March 31, 2012, are summarized in the table above by contractual maturity. Actual maturities will differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

Other-than-temporary impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first quarter of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $659 thousand in the first quarter of 2012 and $494 thousand in the first quarter of 2011. There were no limited partnership and other investment OTTIs in the first quarter of 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $427 thousand in the first quarter of 2012 and $386 thousand in the first quarter of 2011.

4.

Investing Activities (continued)

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in thousands)	2012	2011

Balance, beginning of period	$(18,614)	$(17,335)
Add: Credit losses on securities not previously impaired(1)	(374)	(250)
Add: Credit losses on securities previously impaired(1)	(235)	(244)
Less: Credit losses on securities impaired due to intent to sell	--	--
Less: Credit losses on securities sold	--	958
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of period	$(19,223)	$(16,871)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments are made up of private equity investments of $5,159 thousand and $4,620 thousand as of March 31, 2012 and December 31, 2011, respectively, and common stock of $346 thousand and $345 thousand as of March 31, 2012 and December 31, 2011, respectively.

Net investment income

Sources of Net Investment Income:	Three Months Ended
($ in thousands)	March 31,
	2012	2011

Debt securities	$29,595	$20,442
Policy loans	782	720
Limited partnerships and other investments	165	200
Fair value option investments	96	274
Cash and cash equivalents	--	4
Total investment income	30,638	21,640
Less: Investment expenses	375	242
Net investment income	$30,263	$21,398

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in thousands)	2012	2011

Total other-than-temporary debt impairment losses	$(1,086)	$(880)
Portion of loss recognized in OCI	427	386
Net debt impairment losses recognized in earnings	$(659)	$(494)

Debt security impairments:
U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	--	(250)
CMBS	(88)	--
RMBS	(521)	(244)
CDO/CLO	--	--
Other asset-backed	(50)	--
Net debt security impairments	(659)	(494)
Limited partnerships and other investment impairments	--	--
Impairment losses	(659)	(494)
Debt security transaction gains(1)	107	631
Debt security transaction losses(1)	(48)	(325)
Limited partnerships and other investment gains (losses)	--	--
Net transaction gains	59	306
Derivative instruments	(23,528)	(13,341)
Embedded derivatives(2)	16,356	9,067
Net realized investment losses, excluding impairment losses	(7,113)	(3,968)
Net realized investment losses, including impairment losses	$(7,772)	$(4,462)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $191 thousand and $14,570 thousand for the three months ended March 31, 2012 and 2011, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 5 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended
Net Unrealized Investment Gains (Losses):	March 31,
($ in thousands)	2012	2011

Debt securities	$20,379	$13,571
Other investments	40	107
Net unrealized investment gains	$20,419	$13,678

Net unrealized investment gains	$20,419	$13,678
Applicable deferred policy acquisition cost	8,738	4,677
Applicable deferred income tax	4,088	5,750
Offsets to net unrealized investment gains	12,826	10,427
Net unrealized investment gains included in OCI	$7,593	$3,251

4.

Investing Activities (continued)

Non-consolidated variable interest entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. We perform ongoing assessments of our investments in VIEs to determine whether we have a controlling financial interest in the VIE and therefore would be considered to be the primary beneficiary. An entity would be considered a primary beneficiary and be required to consolidate a VIE when the entity has both the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses, or right to receive benefits, that could potentially be significant to the VIE. We reassess our VIE determination with respect to an entity on an ongoing basis.

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in limited partnerships and other investments on our balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $5,159 thousand and $4,620 thousand as of March 31, 2012 and December 31, 2011, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2012, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade-rated issuer exposure. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher.

As of March 31, 2012, we held derivative assets, net of liabilities, with a fair value of $84,441 thousand. Derivative credit exposure was diversified with nine different counterparties. We also had debt securities of these issuers with a carrying value of $20,019 thousand as of March 31, 2012. Our maximum amount of loss due to credit risk with these issuers was $104,460 thousand as of March 31, 2012. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. For the three month periods ended March 31, 2012 and 2011, there were no gains or losses on transfers of assets from the general account to a separate account.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	Mar 31,	Dec 31,
($ in thousands)	2012	2011

Debt securities	$392,001	$395,540
Equity funds	1,648,370	1,537,736
Other	55,488	58,300
Total	$2,095,859	$1,991,576

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	Mar 31,	Dec 31,
($ in thousands)	2012	2011

Debt securities	$1,144,172	$972,354
Equity funds	--	--
Other	--	--
Total	$1,144,172	$972,354

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

For variable annuities with GMDB and GMIB, reserves are calculated based on 200 stochastically generated scenarios. The GMDB and GMIB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	March 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$4,892	$17,200
Incurred	(293)	1,522
Paid	228	--
Liability balance as of March 31, 2012	$4,827	$18,722

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4,570	$17,457
Incurred	(1,608)	(257)
Paid	1,930	--
Liability balance as of December 31, 2011	$4,892	$17,200

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB Benefits by Type:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$856,720	$8,944	62
GMDB step up	1,365,176	44,381	63
GMDB earnings enhancement benefit (“EEB”)	42,161	104	63
GMDB greater of annual step up and roll up	28,123	7,232	66
Total GMDB at March 31, 2012	$2,292,180	$60,661

GMDB return of premium	$825,573	$21,576	62
GMDB step up	1,307,870	110,666	62
GMDB earnings enhancement benefit (“EEB”)	39,715	400	62
GMDB greater of annual step up and roll up	27,106	8,759	66
Total GMDB at December 31, 2011	$2,200,264	$141,401

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

We also offer certain separate account variable products with a guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed payout annuity floor (“GPAF”) and combination rider (“COMBO”).

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in thousands)	Account	Attained Age
	Value	of Annuitant

GMWB	$560,987	62
GMIB	445,099	63
GMAB	400,854	57
GPAF	14,398	77
COMBO	10,457	61
Total at March 31, 2012	$1,431,795

GMWB	$529,027	62
GMIB	428,058	63
GMAB	374,423	57
GPAF	18,446	77
COMBO	9,756	60
Total at December 31, 2011	$1,359,710

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

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on variable annuity policies issued after April 30, 2008 and 100% of any claims related to GMAB liabilities on variable annuity policies issued after December 31, 2008. This contract qualifies as a freestanding derivative. The fair value of the derivative is reported within amounts due to or due from related parties. The balance was $1,804 thousand payable as of March 31, 2012 and $3,522 thousand receivable as of December 31, 2011. By agreement dated March 29, 2012, all ceded policies under this contract will be recaptured from Phoenix Life on July 1, 2012.

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

Variable Annuity Embedded Derivative Liabilities:	Mar 31,	Dec 31,
($ in thousands)	2012	2011

GMWB	$6,047	$16,313
GMAB	14,442	24,665
GPAF	600	1,865
COMBO	(815)	(312)
Total variable annuity embedded derivative liabilities	$20,274	$42,531

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

There were no benefit payments made for the GMWB and GMAB during the three months ended March 31, 2012 or 2011. There were benefit payments made for GPAF of $59 thousand and $44 thousand during the three months ended March 31, 2012 and 2011, respectively. In order to manage the risk associated with these variable annuity embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity guaranteed benefits

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

The GMWB and GMDB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits, excluding policyholder dividends, on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in thousands)	GMWB & GMDB
	Mar 31,	Dec 31
	2012	2011

Liability balance, beginning of period	$5,614	$204
Incurred	2,893	5,410
Paid	--	--
Liability balance, end of period	$8,507	$5,614

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

Fixed indexed annuity embedded derivatives were $93,554 thousand and $78,331 thousand as of March 31, 2012 and December 31, 2011, respectively. In order to manage the risk associated with these fixed indexed annuity options, we hedge using equity index options.

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At March 31, 2012 and December 31, 2011, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $136,341 thousand and $134,015 thousand, respectively.

6.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2012 and December 31, 2011, $7,510 thousand and $7,510 thousand, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives generally do not qualify for hedge accounting. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:		Fair Value as of March 31, 2012			Fair Value as of December 31, 2011
($ in thousands)		Notional			Notional
	Maturity	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Non-hedging derivative instruments
Interest rate swaps	2017-2026	$101,000	$9,432	$3,404	$101,000	$10,792	$3,472
Variance swaps	2015-2017	935	--	2,186	935	3,202	--
Swaptions	2024	25,000	100	--	25,000	254	--
Put options	2015-2021	200,000	43,099	--	200,000	54,833	--
Call options	2012-2017	508,531	66,821	41,875	354,933	27,956	18,985
Equity futures	2012	131,567	12,454	--	66,347	16,185	--
Total non-hedging derivative instruments		$967,033	$131,906	$47,465	$748,215	$113,222	$22,457

Derivative Instrument Gains (Losses) Recognized in Earnings:(1)	Three Months Ended
($ in thousands)	March 31,
	2012	2011
Derivative instruments by type
Interest rate swaps	$(1,291)	$(546)
Variance swaps	(5,388)	(1,375)
Swaptions	(154)	(189)
Put options	(11,734)	(7,275)
Call options	9,865	1,723
Equity futures	(14,826)	(5,679)
Total derivative instrument gains (losses) recognized in earnings	$(23,528)	$(13,341)

———————

(1)

Excludes realized gains of $16,356 thousand and $9,067 thousand on embedded derivatives for the three months ended March 31, 2012 and 2011, respectively.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2012 in a net liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

7.

Fair Value of Financial Instruments

ASC 820-10 defines and establishes the framework for measuring fair value. The framework is based on inputs that are used in the valuation and a fair value hierarchy based on the quality of those inputs used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Investments, in which fair value is based upon unadjusted quoted market prices, are reported as Level 1. We receive quoted market prices from an independent third party, nationally recognized pricing vendor (“pricing vendor”). When quoted prices are not available, we use a pricing vendor to give an estimated fair value in which amounts are included in Level 2 of the hierarchy. If quoted prices, or an estimated price from the pricing vendor are not available or we determine that the price is based on disorderly transactions or in inactive markets, fair value is based upon internally developed models. These internal models use primarily market-based or independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. The majority of the valuations of Level 3 assets were internally calculated or obtained from independent third-party broker quotes.

Management reviews all Level 2 and Level 3 market prices on a quarterly basis. Level 2 prices are grouped by asset class validated by using any combination of the following:

•

Yield curve analysis

•

Published index data

•

Ratings data

•

Spread data

•

Sector specific economics / performance

•

Alternative / comparable price sources (if available)

•

Price stratification to prior price

•

Similar traded securities

Level 3 prices are validated on an individual security basis using multiple indicators which may include any combination of the following:

•

Coupon rate

•

Maturity data

•

Quality ratings

•

Comparison price analysis

•

Sector / asset class specific index data

•

Vintage year / seasoning of issue (structured products)

•

Cash flow analysis

•

Alternative / comparable price sources (if available)

7.

Fair Value of Financial Instruments (continued)

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

Available-for-sale debt securities

We use a pricing vendor to estimate fair value for the majority of our available-for-sale debt securities. The pricing vendor’s evaluations are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. For investments that are not priced by the pricing vendor, we estimated fair value using an internal matrix. The internal matrix uses underlying source data from independent third parties for treasury yields, market spreads and average life calculations. Because our internal matrix prices are derived from observable market data, we include these estimates in Level 2 of our hierarchy.

Structured Securities

For structured securities, 90% of the fair value estimates are provided by our pricing vendor. When pricing is not available from the pricing vendor, we obtain fair value information from brokers or use internal models. These models consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use.

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

The majority of the internal valuations calculated for structured securities are reported in Level 3 of the valuation hierarchy.

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

7.

Fair Value of Financial Instruments (continued)

New and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the consolidated financial statements. For long-dated and illiquid contracts, extrapolation methods are applied to observed market data in order to estimate inputs and assumptions that are not directly observable. This enables us to mark to market all positions consistently when only a subset of prices is directly observable. Values for OTC derivatives are verified using observed information about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

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

7.

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

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA related to variable annuity GMAB and GMWB embedded derivatives at March 31, 2012 and December 31, 2011 was a reduction of $20,090 thousand and $34,679 thousand in the reserves associated with these riders, respectively.

7.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of March 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$117,456	$69,210	$--	$186,666
State and political subdivision	--	110,763	--	110,763
Foreign government	--	49,156	--	49,156
Corporate	--	1,344,341	40,873	1,385,214
CMBS	--	269,315	19,597	288,912
RMBS	--	541,496	6,533	548,029
CDO/CLO	--	--	68,302	68,302
Other asset-backed	--	116,673	7,525	124,198
Derivative assets	12,454	119,452	--	131,906
Separate account assets(1)	2,538,046	99,080	--	2,637,126
Fair value option investments(2)	--	--	7,422	7,422
Total assets	$2,667,956	$2,719,486	$150,252	$5,537,694
Liabilities
Derivative liabilities	$--	$47,465	$--	$47,465
Embedded derivatives	--	--	113,828	113,828
Total liabilities	$--	$47,465	$113,828	$161,293

———————

(1)

Excludes $40,549 thousand in limited partnerships and real estate investments accounted for on the equity method as well as $10,955 thousand in cash and cash equivalents and money market funds.

(2)

Fair value option investments at March 31, 2012 include $7,422 thousand of available-for-sale debt securities in which the fair value option has been elected. Changes in the fair value of these assets are recorded through net investment income.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended March 31, 2012.

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$138,947	$36,381	$--	$175,328
State and political subdivision	--	82,397	--	82,397
Foreign government	--	31,877	--	31,877
Corporate	--	1,179,889	28,488	1,208,377
CMBS	--	269,514	20,441	289,955
RMBS	--	546,975	6,544	553,519
CDO/CLO	--	1,044	66,972	68,016
Other asset-backed	--	128,861	8,062	136,923
Derivative assets	16,185	97,037	--	113,222
Separate account assets(1)	2,419,655	78,325	--	2,497,980
Fair value option investments(2)	--	--	7,299	7,299
Total assets	$2,574,787	$2,452,300	$137,806	$5,164,893
Liabilities
Derivative liabilities	$--	$22,457	$--	$22,457
Embedded derivatives	--	--	120,862	120,862
Total liabilities	$--	$22,457	$120,862	$143,319

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

Level 3 Financial Assets:	Three Months Ended March 31, 2012
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Options	Assets

Balance, beginning of period	$8,062	$66,972	$28,488	$20,441	$6,544	$7,299	$137,806
Purchases	--	--	12,186	--	--	--	12,186
Sales	(536)	(882)	(1,297)	(1,407)	(98)	--	(4,220)
Transfers into Level 3(1)	--	1,262	--	--	--	--	1,262
Transfers out of Level 3(2)	--	--	--	--	--	--	--
Realized gains (losses) included in earnings	44	--	--	--	(1)	--	43
Unrealized gains (losses) included in other comprehensive income (loss)	(47)	857	1,476	561	57	--	2,904
Amortization/accretion	2	93	20	2	31	123	271
Balance, end of period	$7,525	$68,302	$40,873	$19,597	$6,533	$7,422	$150,252

———————

(1)

Transfers into Level 3 for the three months ended March 31, 2012 primarily represent private securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended March 31, 2012 primarily represent private securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivatives
($ in thousands)	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$120,862	$26,484
Net purchases/(sales)	14,636	13,301
Transfers into Level 3	--	--
Transfers out of Level 3	(1,585)	--
Realized (gains) losses	(20,992)	(12,160)
Unrealized (gains) losses included in other comprehensive loss	--	--
Deposits less benefits	--	--
Change in fair value(1)	907	(543)
Amortization/accretion	--	--
Balance, end of period	$113,828	$27,082

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits on the statement of income.

The unobservable inputs used in the fair value measurement of CDO/CLO and fair value options are prepayment rates, default rates, recovery rates, and reinvestment spread. Significant changes in any of these inputs on its own may result in a significant change in the fair value measurement, particularly for subordinated tranches. Generally, for a CDO/CLO whose collateral’s weighted-average spread is higher than the assumed reinvestment spread, an increase in prepayment rates would decrease the fair value while the deal remains within its reinvestment period. If the weighted-average spread is lower than the assumed reinvestment spread, an increase in prepayment rates would increase the fair value. Keeping all other inputs unchanged, a significant increase in the annual default rates would likely result in a decrease to fair value.

The following tables present quantitative information about unobservable inputs used in the fair value measurement of internally priced assets and liabilities.

Level 3 Assets:	As of March 31, 2012
($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

CDO/CLO	$66,618	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.3% (CLOs), 0.5% - 0.7% (CDOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Fair value options	7,422	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.3% (CLOs), 0.5% - 0.7% (CDOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Other asset-backed	1,289	Discounted cash flow	Prepayment rate	20%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	65%
			Reinvestment spread	3mo LIBOR + 400bps (CLOs)

Total Level 3 assets(1)	$75,329

———————

(1)

Excludes $74,923 thousand of Level 3 assets which are valued based upon non-binding independent third-party broker quotes for which unobservable inputs are not reasonably available to us

7.

Fair Value of Financial Instruments (continued)

Level 3 Liabilities:	As of March 31, 2012
($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (GMAB / GMWB)	$19,674	Risk neutral stochastic valuation methodology	Volatility surface	11.72% - 48.00%
			Swap curve	0.15% - 3.21%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	5.44%

Embedded derivatives (GPAF)	$600	Real world single scenario cash flow projection	Interest rate	3.46%
			Mortality rate	70% 1994 MGDB

Embedded derivatives	$93,554	Budget method	Swap curve	0.15% - 3.21%
(Index credits)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	5.44%

Total Level 3 liabilities	$113,828

Fair value of financial instruments

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	As of March 31, 2012		As of December 31, 2011
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial liabilities:
Investment contracts	$1,884,803	$1,890,428	$1,721,219	$1,728,887

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

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three months ended March 31, 2012 has been computed based on the first three months of 2012 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2012.

8.

Income Taxes (continued)

As of March 31, 2012, we performed our assessment of the realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Based on the scheduling of gross deferred tax liabilities, a valuation allowance is not required at March 31, 2012, as we believe it is more likely than not that the deferred tax assets will be recognized.

Tax expense of $1,133 thousand was recognized in the income statement for the three months ended March 31, 2012. The tax expense for the three months ended March 31, 2012 was primarily related to current year pretax income.

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

In accordance with the tax sharing agreement, we had an intercompany current tax payable of $28,547 thousand and $15,514 thousand as of March 31, 2012 and December 31, 2011, respectively.

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three month period ending March 31, 2012 were not material.

9.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Three Months Ended March 31,
($ in thousands)	2012		2011
	Gross	Net	Gross	Net

Unrealized gains on investments	$19,819	$7,816	$13,490	$3,133
Adjustments for net realized investment (gains) losses on available-for-sale securities included in net income	600	(223)	188	118
Net unrealized investment gains	20,419	7,593	13,678	3,251
Net unrealized losses on derivative instruments	--	--	--	--
Other comprehensive income	20,419	$7,593	13,678	$3,251
Applicable deferred policy acquisition cost amortization	8,738		4,677
Applicable deferred income tax expense	4,088		5,750
Offsets to other comprehensive income	12,826		10,427
Other comprehensive income	$7,593		$3,251

10.

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

Unclaimed Property Inquiry

On July 5, 2011, the State of New York Insurance Department issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. We estimate the remaining amount of claim and interest payments to beneficiaries or state(s) to be $60 thousand ($21 thousand after deferred policy acquisition cost offsets).

11.

Subsequent Events

On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and maintained their stable outlook.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results, and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse affect of interest rate fluctuations on our business and results of operations; (iii) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (iv) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (v) the effect of limited access to external sources of liquidity and financing; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the impact of downgrades in our debt or financial strength ratings; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi)  tax developments may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that the actions and initiatives of the federal and state governments, including those that we elect to participate in, may not improve adverse economic and market conditions generally or our business, financial condition and results of operations specifically; (xviii) regulatory developments or actions may harm our business; (xix) legal actions could adversely affect our business or reputation; (xx) changes in accounting standards; and (xxi) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of March 31, 2012 as compared with December 31, 2011; our results of operations for the three months ended March 31, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2011 in our 2011 Annual Report on Form 10-K.

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

Since 2009, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), has focused on selling products and services that are less capital intensive and less sensitive to its ratings. In 2011, 94% of PHL Variable Insurance Company (“PHL Variable”) product sales were fixed indexed annuities.

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

•

Non-deferred operating expenses are expenses related to servicing policies, premium taxes, reinsurance allowances, non-deferrable acquisition expenses and commissions and general overhead. They also include employee and other benefit costs allocated to us by PNX.

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

•

Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives. Certain of our variable annuity contracts include guaranteed minimum withdrawal and accumulation benefits that are accounted for as embedded derivatives. The change in fair value related to these embedded derivatives is also included in net realized gains or losses.

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

Recent Trends on Earnings Drivers

•

Fees on life and annuity products. Fees on our life and annuity products decreased $5,297 thousand in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. Lower fees were primarily a result of cost of insurance charges which decreased $5,726 thousand related to declining universal life insurance in force.

•

Policy benefits. Policy benefits increased $13,397 thousand for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. The increase in policy benefit expense was primarily due to higher death claims on universal life products for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. In addition, interest credited on annuities increased as a result of growth in fixed indexed annuity funds under management.

•

Interest margins. Interest margins on universal life and annuities were $14,299 thousand for the quarter ended March 31, 2012, compared to $6,322 thousand for the quarter ended March 31, 2011. Universal life interest margins increased $1,505 thousand primarily as a result of lower interest credited consistent with declining funds under management, as well as higher investment income. Annuity interest margins increased $6,472 thousand primarily as a result of higher investment income attributable to increases in investments backing fixed indexed annuities.

•

Operating expenses. Non-deferred operating expenses increased $4,602 thousand to $23,298 thousand from $18,696 thousand in the quarters ended March 31, 2012 and 2011, respectively. The increase in operating expenses was a result of additional expenses associated with a previously announced policy administration system conversion and higher employee benefit and compensation related expenses.

•

Deferred policy acquisition cost. Excluding the impact of net realized investment losses, policy acquisition cost amortization decreased $6,673 thousand to $25,452 thousand from $32,125 thousand in the quarters ended March 31, 2012 and 2011, respectively. Amortization decreased primarily related to variable annuities as a result of improved market performance. In addition, amortization decreased related to universal life as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales continue to amortize.

•

Net realized investment gains or losses on our investments. Net realized investment losses increased $3,310 thousand to $7,772 compared to $4,462 thousand for the quarters ended March 31 2012 and 2011, respectively. Realized investment losses for the quarter ended March 31, 2012 primarily related to a net loss of $7,172 thousand on derivative assets and embedded derivative liabilities. This was primarily attributable to a $10,547 thousand loss associated with derivatives related to variable annuity guarantees which included a realized loss associated with the non-performance risk factor of $19,815 thousand for the quarter ended March 31, 2012. In addition, realized losses of $5,665 thousand related to our surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact were recognized. Partially offsetting these losses were realized gains of $8,023 thousand related to fixed indexed annuities embedded derivatives. Realized investment losses for the quarter ended March 31, 2011 primarily consisted of $4,274 thousand in net losses on derivative assets and embedded derivative liabilities.

•

Income taxes. The Company recorded an income tax expense of $1,133 thousand and $2,448 thousand for the three months ended March 31, 2012 and 2011, respectively. The expense as of March 31, 2012 was primarily driven by current year pretax income.

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

Impact of New Accounting Standards

For a discussion of new accounting standards, see Note 2 to our financial statements in this Form 10-Q.

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

A complete description of our critical accounting estimates is set forth in our 2011 Annual Report on Form 10-K. Management believes that those critical accounting estimates as set forth in the 2011 Annual Report on Form 10-K are important to understanding our financial condition and financial statements.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	March 31,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$712	$163	$549	NM
Insurance and investment product fees	96,533	101,830	(5,297)	(5%)
Net investment income	30,263	21,398	8,865	41%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1,086)	(880)	(206)	(23%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	427	386	41	11%
Net OTTI losses recognized in earnings	(659)	(494)	(165)	(33%)
Net realized investment losses, excluding OTTI losses	(7,113)	(3,968)	(3,145)	(79%)
Total net realized investment losses	(7,772)	(4,462)	(3,310)	(74%)
Total revenues	119,736	118,929	807	1%

BENEFITS AND EXPENSES:
Policy benefits	63,675	50,278	13,397	27%
Policy acquisition cost amortization	28,735	32,283	(3,548)	(11%)
Other operating expenses	23,298	18,696	4,602	25%
Total benefits and expenses	115,708	101,257	14,451	14%
Income before income taxes	4,028	17,672	(13,644)	(77%)
Income tax expense	1,133	2,448	(1,315)	(54%)
Net income	$2,895	$15,224	$(12,329)	(81%)

———————

Not meaningful (NM)

Three months ended March 31, 2012 vs. three months ended March 31, 2011

The Company recorded net income of $2,895 thousand for the three months ended March 31, 2012, compared with net income of $15,224 thousand for the three months ended March 31, 2011. The decrease in results reflects lower insurance and investment product fees and higher policy benefits and operating expense. These items were partially offset by higher net investment income, lower realized investment losses and lower policy acquisition cost amortization.

Insurance and investment product fees declined $5,297 thousand during the three months ended March 31, 2012 compared with March 31, 2011 primarily as a result of lower cost of insurance charges related to declining universal life insurance in force.

The increase of $13,397 thousand in policy benefit expense was primarily attributable to higher death claims on universal life products for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011. In addition, interest credited on annuities increased as a result of higher fixed indexed annuity funds under management.

Operating expenses increased as a result of additional expenses associated with a previously announced policy administration system conversion and higher employee benefit and compensation related expenses.

Net investment income increased $8,865 thousand as a result of larger asset balances from growth in fixed indexed annuities funds under management and higher returns on alternative investments.

Net realized investment losses increased $3,310 thousand to $7,772 compared to $4,462 thousand for the quarters ended March 31 2012 and 2011, respectively. Realized investment losses for the quarter ended March 31, 2012 primarily related to a net loss of $7,172 thousand on derivative assets and embedded derivative liabilities. This was primarily attributable to a $10,547 thousand loss associated with derivatives related to variable annuity guarantees which included a realized loss associated with the non-performance risk factor of $19,815 thousand for the quarter ended March 31, 2012. In addition, realized losses of $5,665 thousand related to our surplus hedge, which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact were recognized. Partially offsetting these losses were realized gains of $8,023 thousand related to fixed indexed annuities embedded derivatives. Realized investment losses for the quarter ended March 31, 2011 primarily consisted of $4,274 thousand in net losses on derivative assets and embedded derivative liabilities.

Amortization decreased primarily related to variable annuities as a result of improved market performance. In addition, amortization decreased related to universal life as a result of lower mortality margins. Partially offsetting these declines was higher amortization related to fixed indexed annuities as deferred expenses related to new sales continue to amortize.

The Company recorded an income tax expense of $1,133 thousand and $2,448 thousand for the three months ended March 31, 2012 and 2011, respectively. The expense as of March 31, 2012 was primarily driven by current year pretax income.

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

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2012, our debt securities, with a fair value of $2,761,240 thousand, represented 93.1% of total investments.

Debt Securities by Type and Credit Quality:	As of March 31, 2012
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$186,666	$178,179	$--	$--
State and political subdivision	109,835	100,692	928	1,329
Foreign government	42,270	40,125	6,886	6,299
Corporate	1,315,071	1,239,408	70,143	98,227
CMBS	285,475	270,931	3,437	4,508
RMBS	515,546	512,114	32,483	40,939
CDO/CLO	35,871	37,937	32,431	38,730
Other asset-backed	113,954	112,045	10,244	9,836
Total debt securities	$2,604,688	$2,491,431	$156,552	$199,868

Percentage of total debt securities	94.3%	92.6%	5.7%	7.4%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2012 in our debt securities portfolio are banking (4.8%), electric utilities (4.3%), diversified financial services (3.5%), oil (3.1%) and insurance (2.8%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Eurozone Exposure by Country	As of March 31, 2012
($ in thousands)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities

Spain	$-	$1,027	$8,721	$9,748	0.4%
Italy	--	--	2,130	2,130	0.1%
Total	--	1,027	10,851	11,878	0.5%

All other Eurozone(1)	--	9,365	38,235	47,600	1.7%
Total	$--	$10,392	$49,086	$59,478	2.2%

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

Most of our RMBS portfolio is highly rated. At March 31, 2012, 94.1% of the total residential portfolio was rated investment grade. We hold $110,422 thousand of RMBS investments backed by prime rated mortgages, $107,791 thousand backed by Alt-A mortgages and $47,712 thousand backed by sub-prime mortgages, which combined amount to 8.7% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 69% rated NAIC-1 and another 19% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the quarter ended March 31, 2012 totaled $521thousand. These impairments consist of $217 thousand from prime, $63 thousand from Alt-A and $241 thousand from sub-prime.

Residential Mortgage-Backed Securities:
($ in thousands)	As of March 31, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default
Collateral
Agency	$270,547	$282,104	9.2%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	111,604	110,422	3.6%	75.6%	18.5%	5.4%	0.0%	0.0%	0.5%
Alt-A	113,446	107,791	3.5%	60.4%	25.4%	14.2%	0.0%	0.0%	0.0%
Sub-prime	57,456	47,712	1.6%	74.6%	3.2%	11.7%	4.3%	5.2%	1.0%
Total	$553,053	$548,029	17.9%	85.1%	9.0%	4.9%	0.4%	0.4%	0.2%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in thousands)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$83,584	$83,519	2.7%	0.0%	1.1%	5.9%	21.8%	43.1%	28.1%
NAIC-2	BBB	20,672	20,364	0.7%	0.0%	0.0%	1.7%	66.2%	32.1%	0.0%
NAIC-3	BB	6,097	5,997	0.2%	0.0%	0.0%	29.6%	23.8%	36.7%	9.9%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	1,251	542	0.0%	0.0%	0.0%	0.0%	23.0%	1.6%	75.4%
Total		$111,604	$110,422	3.6%	0.0%	0.8%	6.4%	30.1%	40.5%	22.2%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in thousands)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$67,974	$65,112	2.1%	7.1%	0.0%	6.5%	25.2%	34.1%	27.1%
NAIC-2	BBB	29,186	27,329	0.9%	0.0%	10.2%	7.1%	12.8%	57.9%	12.0%
NAIC-3	BB	16,286	15,350	0.5%	0.0%	0.0%	5.5%	33.2%	42.6%	18.7%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$113,446	$107,791	3.5%	4.3%	2.6%	6.6%	23.2%	41.3%	22.0%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$38,573	$35,583	1.2%	0.0%	5.7%	13.6%	27.0%	16.5%	37.2%
NAIC-2	BBB	1,577	1,534	0.0%	0.0%	65.2%	0.0%	20.5%	0.0%	14.3%
NAIC-3	BB	10,035	5,578	0.2%	0.0%	93.1%	6.9%	0.0%	0.0%	0.0%
NAIC-4	B	2,701	2,045	0.1%	0.0%	0.0%	0.0%	49.1%	0.0%	50.9%
NAIC-5	CCC and below	2,994	2,494	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1,576	478	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$57,456	$47,712	1.6%	0.0%	17.2%	11.0%	28.1%	12.3%	31.4%

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

Commercial Mortgage-Backed Securities:
($ in thousands)		As of March 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and
Rating	Designation	Cost(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior

NAIC-1	AAA/AAA/A	$267,937	$283,645	9.3%	48.7%	9.0%	14.9%	12.1%	15.3%
NAIC-2	BBB	3,479	2,252	0.1%	0.0%	0.0%	81.2%	18.8%	0.0%
NAIC-3	BB	3,608	3,122	0.1%	0.0%	50.7%	49.3%	0.0%	0.0%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1,831	1,262	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	900	315	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$277,755	$290,596	9.5%	47.6%	9.3%	15.7%	11.9%	15.5%

———————

(1)

Includes commercial mortgage-backed CDOs with amortized cost and market values of $2,316 thousand and $1,684 thousand, respectively.

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

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in thousands)	2012	2011

Total other-than-temporary debt impairment losses	$(1,086)	$(880)
Portion of loss recognized in OCI	427	386
Net debt impairment losses recognized in earnings	$(659)	$(494)

Debt security impairments:
U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	--	(250)
CMBS	(88)	--
RMBS	(521)	(244)
CDO/CLO	--	--
Other asset-backed	(50)	--
Net debt security impairments	(659)	(494)
Limited partnerships and other investment impairments	--	--
Impairment losses	(659)	(494)
Debt security transaction gains(1)	107	631
Debt security transaction losses(1)	(48)	(325)
Limited partnerships and other investment gains (losses)	--	--
Net transaction gains	59	306
Derivative instruments	(23,528)	(13,341)
Embedded derivatives(2)	16,356	9,067
Net realized investment losses, excluding impairment losses	(7,113)	(3,968)
Net realized investment losses, including impairment losses	$(7,772)	$(4,462)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $191 thousand and $14,570 thousand for the three months ended March 31, 2012 and 2011, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 5 to our financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management exercised significant judgment with respect to certain securities in determining whether impairments are temporary or other than temporary. In reaching its conclusions, management used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first quarter of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $659 thousand in the first quarter of 2012 and $494 thousand in the first quarter of 2011. There were no limited partnership and other investment OTTIs in the first quarter of 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $427 thousand in the first quarter of 2012 and $386 thousand in the first quarter of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in thousands)	2012	2011

Balance, beginning of period	$(18,614)	$(17,335)
Add: Credit losses on securities not previously impaired(1)	(374)	(250)
Add: Credit losses on securities previously impaired(1)	(235)	(244)
Less: Credit losses on securities impaired due to intent to sell	--	--
Less: Credit losses on securities sold	--	958
Less: Increases in cash flows expected on previously impaired securities	--	--
Balance, end of period	$(19,223)	$(16,871)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Mar 31,	Dec 31,
($ in thousands)	2012(1)	2011(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,505)	(1,505)
CMBS	(5,148)	(5,131)
RMBS	(20,805)	(20,396)
CDO/CLO	(6,220)	(6,220)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(33,678)	$(33,252)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in debt securities as of March 31, 2012. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities:	As of March 31, 2012
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt securities
Total fair value	$512,781	$206,805	$65,215	$240,761
Total amortized cost	585,713	209,982	68,168	307,563
Unrealized losses	$(72,932)	$(3,177)	$(2,953)	$(66,802)
Unrealized losses after offsets	$(17,183)	$(1,653)	$(1,319)	$(14,211)
Number of securities	300	79	52	169

Investment grade:
Unrealized losses	$(26,321)	$(2,234)	$(2,649)	$(21,438)
Unrealized losses after offsets	$(7,369)	$(1,198)	$(1,157)	$(5,014)

Below investment grade:
Unrealized losses	$(46,611)	$(943)	$(304)	$(45,364)
Unrealized losses after offsets	$(9,814)	$(455)	$(162)	$(9,197)

Total net unrealized gains on debt securities were $69,941 thousand (unrealized losses of $72,932 thousand less unrealized gains of $142,873 thousand).

For debt securities with gross unrealized losses, 42.9% of the unrealized losses after offsets pertain to investment grade securities and 57.1% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	As of March 31, 2012
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt securities
Unrealized losses over 20% of cost	$(53,545)	$(2,306)	$(4,704)	$(46,535)
Unrealized losses over 20% of cost after offsets	$(11,066)	$(453)	$(1,185)	$(9,428)
Number of securities	48	3	11	34

Investment grade:
Unrealized losses over 20% of cost	$(11,902)	$(1,650)	$(1,293)	$(8,959)
Unrealized losses over 20% of cost after offsets	$(2,602)	$(324)	$(513)	$(1,765)

Below investment grade:
Unrealized losses over 20% of cost	$(41,643)	$(656)	$(3,411)	$(37,576)
Unrealized losses over 20% of cost after offsets	$(8,464)	$(129)	$(672)	$(7,663)

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

On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- maintained their stable outlook. On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and changed their outlook from negative to stable.

The financial strength ratings as of May 11, 2012 were as follows:

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

Contractual Obligations and Commercial Commitments

As of March 31, 2012, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2012 Annual Report on Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $930 thousand and $727 thousand for the three months ended March 31, 2012 and 2011, respectively. Phoenix Life made contributions to the pension plans in the first quarter of 2012, of which $1,147 thousand has been allocated to us. By December 31, 2012, Phoenix Life expects to make contributions to the pension plans, of which approximately $4,384 thousand will be allocated to us.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $320,107 thousand at December 31, 2011 to $338,280 thousand at March 31, 2012. The principal factors resulting in this increase were net income of $38,860 thousand offset by unrealized capital losses of $11,357 thousand.

Enterprise Risk Management

Our ultimate parent company, PNX, has a comprehensive, enterprise-wide risk management program under which PHL Variable operations are covered. The Chief Risk Officer reports to the Chief Financial Officer and monitors our risk management activities. It has an Enterprise Risk Management Committee, chaired by our ultimate parent company’s Chief Executive Officer, whose functions are to establish risk management principles, monitor key risks and oversee our risk-management practices. Its risk management governance consists of several management committees to oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management. In all cases, these committees include one or more of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer.

See our 2011 Annual Report on Form 10-K for more information regarding enterprise risk management. There were no material changes in our exposure to operational and market risk exposure at March 31, 2012 in comparison to December 31, 2011.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.”

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of March 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our SEC registered products. It is not feasible to predict or determine the ultimate outcome of all legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial statements in particular quarterly or annual periods. See Item 1A, “Risk Factors” in Part I, Item A of our 2011 Annual Report on Form 10-K and Note 9 to our financial statements in this Form 10-Q for additional information.

Item 1A.

RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. Before investing in our securities, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K. The risks described therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

MINE SAFETY DISCLOSURES

Not applicable.

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

PHL VARIABLE INSURANCE COMPANY

Date: May 11, 2012	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer