Form 10-Q
period 2012-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2012-08-13
CIK 1031223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

FORM 10-Q

—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 10, 2012, there were 500 shares of the registrant’s common stock outstanding.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format permitted by that General Instruction.

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY

Balance Sheets

($ in thousands, except share data)

June 30, 2012 (unaudited) and December 31, 2011

	June 30,	Dec 31,
	2012	2011
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $2,797,401 and $2,496,830)	$2,913,202	$2,546,392
Limited partnerships and other investments	5,754	4,965
Policy loans, at unpaid principal balances	61,129	62,502
Derivative investments	129,649	113,222
Fair value option investments	7,337	7,299
Total investments	3,117,071	2,734,380
Cash and cash equivalents	97,744	67,465
Accrued investment income	21,852	18,602
Receivables	383,973	382,383
Deferred policy acquisition costs	496,721	524,052
Deferred income taxes	19,453	15,524
Receivable from related parties	6,145	4,830
Other assets	59,839	52,599
Separate account assets	2,076,772	2,547,007
Total assets	$6,279,570	$6,346,842

LIABILITIES:
Policy liabilities and accruals	$1,386,939	$1,355,078
Policyholder deposit funds	2,054,657	1,721,219
Payable to related parties	34,434	30,024
Other liabilities	100,153	89,138
Separate account liabilities	2,076,772	2,547,007
Total liabilities	5,652,955	5,742,466

CONTINGENT LIABILITIES (Note 10)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2,500	2,500
Additional paid-in capital	802,152	802,152
Accumulated other comprehensive income	30,148	4,766
Accumulated deficit	(208,185)	(205,042)
Total stockholder’s equity	626,615	604,376
Total liabilities and stockholder’s equity	$6,279,570	$6,346,842

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Comprehensive Income

($ in thousands)

Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Premiums	$1,804	$96	$2,517	$259
Insurance and investment product fees	91,110	101,817	187,643	203,647
Net investment income	32,798	24,231	63,060	45,629
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(3,003)	(782)	(4,089)	(1,662)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	2,390	346	2,817	732
Net OTTI losses recognized in earnings	(613)	(436)	(1,272)	(930)
Net realized investment losses, excluding OTTI losses	(6,431)	(1,753)	(13,544)	(5,721)
Net realized investment losses	(7,044)	(2,189)	(14,816)	(6,651)
Total revenues	118,668	123,955	238,404	242,884

BENEFITS AND EXPENSES:
Policy benefits	76,878	73,587	140,553	123,865
Policy acquisition cost amortization	27,024	24,224	55,759	56,508
Other operating expenses	24,471	18,375	47,769	37,071
Total benefits and expenses	128,373	116,186	244,081	217,444
Income (loss) before income taxes	(9,705)	7,769	(5,677)	25,440
Income tax expense (benefit)	(3,667)	6,205	(2,534)	8,653
Net income (loss)	$(6,038)	$1,564	$(3,143)	$16,787

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(6,038)	$1,564	$(3,143)	$16,787
Net unrealized investment gains	19,343	12,096	27,213	15,598
Non-credit portion of OTTI losses recognized in OCI	(1,554)	(225)	(1,831)	(476)
Net unrealized other loss	--	--	--	--
Other comprehensive income	17,789	11,871	25,382	15,122
Comprehensive income	$11,751	$13,435	$22,239	$31,909

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Cash Flows

($ in thousands)

Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$(3,143)	$16,787
Net realized investment losses	14,816	6,651
Amortization of deferred policy acquisition costs	55,759	56,508
Policy acquisition costs deferred	(52,877)	(66,988)
Undistributed equity in earnings of limited partnerships and other investments	(91)	(53)
Change in:
Accrued investment income	(3,893)	(3,579)
Deferred income taxes	(17,597)	7,706
Receivables	(4,324)	(1,583)
Policy liabilities and accruals	31,974	32,111
Other , net	(3,464)	9,860
Cash provided by operating activities	17,160	57,420

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(601,875)	(718,244)
Limited partnerships and other investments	(939)	(539)
Derivative instruments	(29,183)	(12,472)
Sales, repayments and maturities of:
Available-for-sale debt securities	304,028	313,206
Limited partnerships and other investments	247	3
Derivative instruments	12,087	18,539
Fair value option investments	22	37
Policy loans, net	1,373	(3,482)
Cash used for investing activities	(314,240)	(402,952)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	410,187	700,364
Policyholder deposit fund withdrawals	(82,828)	(342,328)
Capital contributions from parent	--	--
Cash provided by financing activities	327,359	358,036
Change in cash and cash equivalents	30,279	12,504
Cash and cash equivalents, beginning of period	67,465	51,059
Cash and cash equivalents, end of period	$97,744	$63,563

Included in cash and cash equivalents above is cash held as collateral by a third party of $7,885 thousand and $7,510 thousand as of June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012 and 2011, the Company received no capital contributions.

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Unaudited Interim Statements of Changes in Stockholder’s Equity

($ in thousands)

Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
	2012	2011
COMMON STOCK:
Balance, beginning of period	$2,500	$2,500
Balance, end of period	$2,500	$2,500

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802,152	$802,152
Balance, end of period	$802,152	$802,152

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$4,766	$(12,456)
Adjustment for cumulative effect of accounting change	--	(3,577)
Other comprehensive income	25,382	15,122
Balance, end of period	$30,148	$(911)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(205,042)	$(182,041)
Adjustment for cumulative effect of accounting change	--	(53,362)
Net income (loss)	(3,143)	16,787
Balance, end of period	$(208,185)	$(218,616)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$604,376	$553,216
Change in stockholder’s equity	22,239	31,909
Balance, end of period	$626,615	$585,125

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY

Notes to Unaudited Interim Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

1.

Organization and Description of Business

PHL Variable Insurance Company (“we,” “our,” “us,” “PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. and PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX”), a New York Stock Exchange listed company.

Since 2009, our ultimate parent company, PNX, has focused on selling products and services that are less capital intensive and less ratings sensitive. In 2011 and the first six months of 2012, PHL Variable product sales were primarily in fixed indexed annuities.

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

These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of comprehensive income, and statements of cash flows for the interim periods. Certain financial information that is not required for interim reporting has been omitted. The interim financial statements should be read in conjunction with the financial statements included in our 2011 Annual Report on Form 10-K. Financial results for the three and six months ended June 30, 2012 are not necessarily indicative of full year results.

Adjustments Related to Prior Years

A net loss of $3,143 thousand was recognized during the six months ended June 30, 2012. This reflects approximately $2,405 thousand associated with the correction of errors related to 2011, which decreased net income recognized during 2012. We have assessed the impact of these errors and have determined that the errors were not material to any prior periods or previously issued financial statements.

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

2.

Basis of Presentation and Significant Accounting Policies (continued)

Adoption of new accounting standards

Amendments to the Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires entities to present all non-owner changes in stockholder’s equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect which components of comprehensive income are recognized in net income or comprehensive income, or when an item of other comprehensive income must be classified to net income. This guidance was adopted in the first quarter of 2012. Disclosures in Note 9 reflect the retrospective adoption of this guidance. Other than additional disclosures, adoption of this guidance did not have a material effect on our financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholder’s equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance was adopted in the first quarter of 2012. Disclosures in Note 7 reflect the prospective adoption of this guidance. Other than additional disclosures, adoption of this guidance did not have a material effect on our financial statements.

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

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in thousands)	2011	2010	2009	2008

Deferred policy acquisition costs, as previously reported	$576,557	$594,126	$837,567	$1,065,128
Impact of adoption	(52,505)	(75,262)	(123,592)	(154,991)
Deferred policy acquisition costs, as revised	$524,052	$518,864	$713,975	$910,137

Deferred tax liability, as previously reported	$(6,762)	$(13,371)	$(26,678)	$(33,291)
Impact of adoption	22,286	30,659	48,000	59,441
Deferred tax asset, as revised	$15,524	$17,288	$21,322	$26,150

Policy liabilities and accruals, as previously reported	$1,343,909	$1,283,034	$1,363,818	$1,386,611
Impact of adoption	11,169	12,336	13,550	14,839
Policy liabilities and accruals, as revised	$1,355,078	$1,295,370	$1,377,368	$1,401,450

Total equity, as previously reported	$645,764	$610,155	$613,964	$532,441
Impact of adoption	(41,388)	(56,939)	(89,142)	(110,389)
Total equity, as revised	$604,376	$553,216	$524,822	$422,052

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in thousands)	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011

Policy benefits, as previously reported	$59,339	$61,832	$73,879	$50,569
Impact of adoption	(292)	(292)	(292)	(291)
Policy benefits, as revised	$59,047	$61,540	$73,587	$50,278

Policy acquisition cost amortization, as previously reported	$25,401	$39,815	$28,896	$39,052
Impact of adoption	(4,673)	(4,586)	(4,672)	(6,769)
Policy acquisition cost amortization, as revised	$20,728	$35,229	$24,224	$32,283

Operating expenses, as previously reported	$34,329	$19,406	$18,061	$18,381
Impact of adoption	312	315	314	315
Operating expenses, as revised	$34,641	$19,721	$18,375	$18,696

Income (loss) before income taxes, as previously reported	$(4,222)	$(2,273)	$3,119	$10,927
Impact of adoption	4,653	4,563	4,650	6,745
Income before income taxes, as revised	$431	$2,290	$7,769	$17,672

Income tax expense (benefit), as previously reported	$(296)	$(13,780)	$4,377	$287
Impact of adoption	1,628	1,597	1,828	2,161
Income tax expense (benefit), as revised	$1,332	$(12,183)	$6,205	$2,448

Net income (loss), as previously reported	$(3,926)	$11,507	$(1,258)	$10,640
Impact of adoption	3,025	2,966	2,822	4,584
Net income (loss), as revised	$(901)	$14,473	$1,564	$15,224

2.

Basis of Presentation and Significant Accounting Policies (continued)

Summarized Selected Annual Financial Data:	Year Ended December 31,
($ in thousands)	2011	2010	2009	2008

Policy benefits, as previously reported	$245,619	$213,366	$249,457	$218,415
Impact of adoption	(1,167)	(1,214)	(1,289)	(478)
Policy benefits, as revised	$244,452	$212,152	$248,168	$217,937

Policy acquisition cost amortization, as previously reported	$133,164	$192,504	$139,243	$262,132
Impact of adoption	(20,700)	(28,090)	(30,243)	(57,636)
Policy acquisition cost amortization, as revised	$112,464	$164,414	$109,000	$204,496

Operating expenses, as previously reported	$90,177	$99,094	$120,986	$97,504
Impact of adoption	1,256	1,968	12,223	55,966
Operating expenses, as revised	$91,433	$101,062	$133,209	$153,470

Income (loss) before income taxes, as previously reported	$7,551	$(35,583)	$(15,146)	$(282,691)
Impact of adoption	20,611	27,336	19,309	2,148
Income (loss) before income taxes, as revised	$28,162	$(8,247)	$4,163	$(280,543)

Income tax expense (benefit), as previously reported	$(9,412)	$(10,707)	$6,007	$(87,497)
Impact of adoption	7,214	3,968	6,758	25,660
Income tax expense (benefit), as revised	$(2,198)	$(6,739)	$12,765	$(61,837)

Net income (loss), as previously reported	$16,963	$(24,876)	$(21,153)	$(195,194)
Impact of adoption	13,397	23,368	12,551	(23,512)
Net income (loss), as revised	$30,360	$(1,508)	$(8,602)	$(218,706)

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements in our 2011 Annual Report on Form 10-K. With the exception of our adoption of new guidance related to accounting for costs associated with acquiring or renewing insurance contracts effective January 1, 2012, there have been no significant changes since year end December 31, 2011. See Note 3 to these financial statements for our updated accounting policy related to this new guidance.

3.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2012	2011	2012	2011

Policy acquisition costs deferred	$23,957	$30,841	$52,877	$66,988
Costs amortized to expenses:
Recurring costs	(31,775)	(24,257)	(56,627)	(56,383)
Realized investment gains (losses)	4,751	32	868	(125)
Offsets to net unrealized investment gains or losses included in accumulated other comprehensive income (“AOCI”)(1)	(18,445)	(11,436)	(27,183)	(16,113)
Other	955	2,569	2,734	6,428
Change in deferred policy acquisition costs	(20,557)	(2,251)	(27,331)	795
Deferred policy acquisition costs, beginning of period	517,278	521,910	524,052	518,864
Deferred policy acquisition costs, end of period	$496,721	$519,659	$496,721	$519,659

———————

(1)

An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits would result.

We defer incremental direct costs related to the successful sale of new or renewal contracts. Incremental direct costs are those costs that result directly from and are essential to the sale of a contract. Costs incurred related directly to acquisition activities performed by the insurer are also deferred. During the three and six months ended June 30, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and accumulation annuities, deferred policy acquisition costs are amortized in proportion to EGPs. Policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition cost balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders. In addition, an offset to deferred policy acquisition costs and AOCI is recorded each period for unrealized gains or losses on securities classified as available-for-sale as if they had been realized, an adjustment to deferred policy acquisition costs amortized using gross profits would result.

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

During the three and six months ended June 30, 2012 and 2011, it was determined that an unlocking was not warranted.

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

Fair Value and Cost of Securities:	June 30, 2012
($ in thousands)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(1)

U.S. government and agency	$203,205	$13,686	$(373)	$216,518	$--
State and political subdivision	99,773	11,351	(487)	110,637	--
Foreign government	44,423	4,255	(62)	48,616	--
Corporate	1,462,223	114,901	(39,180)	1,537,944	(1,505)
Commercial mortgage-backed (“CMBS”)	261,834	18,862	(2,556)	278,140	(650)
Residential mortgage-backed (“RMBS”)	525,183	18,718	(18,013)	525,888	(21,660)
CDO/CLO	71,211	1,398	(10,088)	62,521	(6,132)
Other asset-backed	129,549	3,959	(570)	132,938	--
Available-for-sale debt securities	$2,797,401	$187,130	$(71,329)	$2,913,202	$(29,947)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities:	December 31, 2011
($ in thousands)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in AOCI(1)

U.S. government and agency	$163,132	$12,653	$(457)	$175,328	$--
State and political subdivision	77,323	5,518	(444)	82,397	--
Foreign government	30,473	1,825	(421)	31,877	--
Corporate	1,169,209	83,310	(44,142)	1,208,377	(1,505)
CMBS	281,616	12,283	(3,944)	289,955	(5,131)
RMBS	562,186	14,106	(22,773)	553,519	(20,396)
CDO/CLO	77,456	1,240	(10,680)	68,016	(6,220)
Other asset-backed	135,435	2,333	(845)	136,923	--
Available-for-sale debt securities	$2,496,830	$133,268	$(83,706)	$2,546,392	$(33,252)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

4.

Investing Activities (continued)

Aging of Temporarily Impaired	As of June 30, 2012
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$--	$--	$3,569	$(373)	$3,569	$(373)
State and political subdivision	6,691	(88)	930	(399)	7,621	(487)
Foreign government	1,647	(62)	--	--	1,647	(62)
Corporate	83,037	(3,276)	70,481	(35,904)	153,518	(39,180)
CMBS	5,927	(79)	18,061	(2,477)	23,988	(2,556)
RMBS	20,125	(1,467)	111,135	(16,546)	131,260	(18,013)
CDO/CLO	6,475	(185)	35,962	(9,903)	42,437	(10,088)
Other asset-backed	8,714	(123)	6,469	(447)	15,183	(570)
Total temporarily impaired securities	$132,616	$(5,280)	$246,607	$(66,049)	$379,223	$(71,329)

Below investment grade	$32,903	$(1,993)	$64,113	$(44,034)	$97,016	$(46,027)

Number of securities		81		168		249

Unrealized losses on below-investment-grade debt securities with a fair value of less than 80% of amortized cost totaled $41,177 thousand at June 30, 2012, of which $39,010 thousand was below 80% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at June 30, 2012 because each of these securities had performed, and is expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

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

4.

Investing Activities (continued)

Maturities of Debt Securities:	June 30, 2012		December 31, 2011
($ in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$173,875	$174,512	$111,027	$111,279
Due after one year through five years	304,940	323,357	268,596	284,081
Due after five years through ten years	761,612	814,554	572,731	604,800
Due after ten years	569,197	601,292	487,783	497,819
CMBS/RMBS/ABS/CDO/CLO	987,777	999,487	1,056,693	1,048,413
Total	$2,797,401	$2,913,202	$2,496,830	$2,546,392

The maturities of debt securities, as of June 30, 2012, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other than temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first half of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $613 thousand for the second quarter of 2012 and $436 thousand for the second quarter of 2011 and $1,272 thousand for the first half of 2012 and $930 thousand for the first half of 2011. There were no limited partnership and other investment OTTIs for the three and six months ended June 30, 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $2,390 thousand for the first quarter of 2012 and $346 thousand for the first quarter of 2011 and $2,817 thousand for the first half of 2012 and $732 thousand for the first half of 2011.

4.

Investing Activities (continued)

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011

Balance, beginning of period	$(19,223)	$(16,871)	$(18,614)	$(17,335)
Add: Credit losses on securities not previously impaired(1)	--	(277)	(374)	(527)
Add: Credit losses on securities previously impaired(1)	(549)	(100)	(784)	(344)
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Less: Credit losses on securities sold	88	--	88	958
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Balance, end of period	$(19,684)	$(17,248)	$(19,684)	$(17,248)

———————

(1)

Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $5,404 thousand and $4,620 thousand as of June 30, 2012 and December 31, 2011, respectively, and common stock of $350 thousand and $345 thousand as of June 30, 2012 and December 31, 2011, respectively.

Net investment income

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2012	2011	2012	2011

Debt securities	$31,471	$23,390	$61,066	$43,832
Policy loans	805	773	1,587	1,493
Limited partnerships and other investments	759	388	923	588
Fair value option investments	(48)	146	48	420
Cash and cash equivalents	--	1	--	5
Total investment income	32,987	24,698	63,624	46,338
Less: Investment expenses	189	467	564	709
Net investment income	$32,798	$24,231	$63,060	$45,629

4.

Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011

Total other-than temporary debt impairment losses	$(3,003)	$(782)	$(4,089)	$(1,662)
Portion of loss recognized in OCI	2,390	346	2,817	732
Net debt impairment losses recognized in earnings	$(613)	$(436)	$(1,272)	$(930)

Debt security impairments:
U.S. government and agency	$--	$--	$--	$--
State and political subdivision	--	--	--	--
Foreign government	--	--	--	--
Corporate	--	--	--	(250)
CMBS	--	--	(88)	--
RMBS	(549)	(377)	(1,070)	(621)
CDO/CLO	(26)	--	(26)	--
Other asset-backed	(38)	(59)	(88)	(59)
Net debt security impairments	(613)	(436)	(1,272)	(930)
Limited partnerships and other investment impairments	--	--	--	--
Impairment losses	(613)	(436)	(1,272)	(930)
Debt security transaction gains(1)	151	1,596	258	2,227
Debt security transaction losses(1)	(36)	(260)	(84)	(585)
Limited partnerships and other investment transaction gains	--	--	--	--
Limited partnerships and other investment transaction losses	--	--	--	--
Net transaction gains	115	1,336	174	1,642
Derivative instruments	5,848	1,470	(17,680)	(11,871)
Embedded derivatives(2)	(12,394)	(4,559)	3,962	4,508
Net realized investment losses, excluding impairment losses	(6,431)	(1,753)	(13,544)	(5,721)
Net realized investment losses, including impairment losses	$(7,044)	$(2,189)	$(14,816)	$(6,651)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $79,105 thousand and $104,410 thousand for the three months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale debt securities were $80,796 thousand and $202,691 thousand for the six months ended June 30, 2012 and 2011, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 5 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011

Debt securities	$45,860	$16,845	$66,239	$30,416
Other investments	(48)	163	(8)	270
Net unrealized investment gains	$45,812	$17,008	$66,231	$30,686

Net unrealized investment gains	$45,812	$17,008	$66,231	$30,686
Applicable deferred policy acquisition cost	18,445	11,436	27,183	16,113
Applicable deferred income tax expense (benefit)	9,578	(6,299)	13,666	(549)
Offsets to net unrealized investment gains	28,023	5,137	40,849	15,564
Net unrealized investment gains included in OCI	$17,789	$11,871	$25,382	$15,122

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

We are involved with various entities that are deemed to be VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which we are not related to the general partner. These investments are accounted for under the equity method of accounting and are included in limited partnerships and other investments on our balance sheet. The carrying value of assets and liabilities, as well as the maximum exposure to loss, relating to significant VIEs for which we are not the primary beneficiary was $5,404 thousand and $4,620 thousand as of June 30, 2012 and December 31, 2011, respectively. The asset value of our investments in VIEs for which we are not the primary beneficiary is based upon sponsor values and financial statements of the individual entities. Our maximum exposure to loss related to these non-consolidated VIEs is limited to the amount of our investment.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2012, we were not exposed to any credit concentration risk of a single issuer greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We have an overall limit on below-investment-grade-rated issuer exposure. To further mitigate the risk of loss on derivatives, we enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one rating agency.

As of June 30, 2012, we held derivative assets, net of liabilities, with a fair value of $90,169 thousand. Derivative credit exposure was diversified with nine different counterparties. We also had debt securities of these issuers with a fair value of $20,865 thousand as of June 30, 2012. Our maximum amount of loss due to credit risk with these issuers was $111,034 thousand as of June 30, 2012. See Note 6 to these financial statements for more information regarding derivatives.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities, fixed indexed annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value. Assets supporting variable annuity and variable life contracts are reported as separate account assets with an equivalent amount reported as separate account liabilities. The assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheet. Amounts assessed against the policyholder for mortality, administration, and other services are included within revenue in insurance and investment product fees. For the three and six month periods ended June 30, 2012 and 2011, there were no gains or losses on transfers of assets from the general account to a separate account.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464,200 thousand during the quarter ended June 30, 2012.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	June 30,	Dec 31,
($ in thousands)	2012	2011

Debt securities	$375,187	$395,540
Equity funds	1,520,692	1,537,736
Other	57,278	58,300
Total	$1,953,157	$1,991,576

Investments of Account Balances of Fixed Indexed Annuity Contracts with Guarantees:	June 30,	Dec 31,
($ in thousands)	2012	2011

Debt securities	$1,227,878	$972,354
Equity funds	--	--
Other	--	--
Total	$1,227,878	$972,354

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

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	As of
($ in thousands)	June 30, 2012
	Variable Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$4,892	$17,200
Incurred	(585)	3,553
Paid	665	--
Liability balance as of June 30, 2012	$4,972	$20,753

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Changes in Guaranteed Liability Balances:	Year Ended
($ in thousands)	December 31, 2011
	Variable Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$4,570	$17,457
Incurred	(1,608)	(257)
Paid	1,930	--
Liability balance as of December 31, 2011	$4,892	$17,200

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

Variable Annuity GMDB Benefits by Type:		Net Amount	Average
($ in thousands)	Account	at Risk after	Attained Age
	Value	Reinsurance	of Annuitant

GMDB return of premium	$788,804	$12,275	62
GMDB step up	1,282,770	68,182	63
GMDB earnings enhancement benefit (“EEB”)	38,591	168	63
GMDB greater of annual step up and roll up	26,686	8,174	66
Total GMDB at June 30, 2012	$2,136,851	$88,799

GMDB return of premium	$825,573	$21,576	62
GMDB step up	1,307,870	110,666	62
GMDB earnings enhancement benefit (“EEB”)	39,715	400	62
GMDB greater of annual step up and roll up	27,106	8,759	66
Total GMDB at December 31, 2011	$2,200,264	$141,401

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

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Additional Insurance Benefits:		Average
($ in thousands)	Account	Attained Age
	Value	of Annuitant

GMWB	$530,709	63
GMIB	411,428	63
GMAB	378,344	57
GPAF	14,188	78
COMBO	9,563	61
Total at June 30, 2012	$1,344,232

GMWB	$529,027	62
GMIB	428,058	63
GMAB	374,423	57
GPAF	18,446	77
COMBO	9,756	60
Total at December 31, 2011	$1,359,710

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

We have entered into a contract with Phoenix Life whereby we reinsure 100% of any claims related to GMWB liabilities on variable annuity policies issued after April 30, 2008 and 100% of any claims related to GMAB liabilities on variable annuity policies issued after December 31, 2008. This contract qualifies as a freestanding derivative. The fair value of the derivative is reported within amounts due to or due from related parties. The balance was $4,173 thousand receivable as of June 30, 2012 and $3,522 thousand receivable as of December 31, 2011. By agreement dated March 29, 2012, all ceded policies under this contract will be recaptured from Phoenix Life on July 1, 2012.

The GMWB, GMAB, GPAF and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These investments are accounted for at fair value within policyholder deposit funds on the balance sheet with changes in fair value recorded in realized investment gains on the statements of comprehensive income. The fair value of the GMWB, GMAB, GPAF and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, we continually evaluate and may from time to time adjust these assumptions.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Embedded derivative liabilities for GMWB, GMAB, GPAF and COMBO are shown in the table below. There were no benefit payments made related to the GMWB and GMAB riders during the six months ended June 30, 2012 or during the six months ended June 30, 2011. Benefit payments made for GPAF riders were $76 thousand for the six months ended June 30, 2012 and $68 thousand during the six months ended June 30, 2011. In order to manage the risk associated with these variable annuity embedded derivative liabilities, we have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Variable Annuity Embedded Derivative Liabilities:	June 30,	Dec 31,
($ in thousands)	2012	2011

GMWB	$17,632	$16,313
GMAB	20,434	24,665
GPAF	1,101	1,865
COMBO	(304)	(312)
Total variable annuity embedded derivative liabilities	$38,863	$42,531

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

The GMWB and GMDB guarantees are recorded in policy liabilities and accruals on our balance sheet. Changes in the liability are recorded in policy benefits on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in thousands)	GMWB & GMDB
	June 30,	Dec 31
	2012	2011

Liability balance, beginning of period	$5,614	$204
Incurred	6,143	5,410
Paid	--	--
Liability balance, end of period	$11,757	$5,614

Fixed indexed annuities also offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These investments are accounted for at fair value within policyholder deposits within the balance sheet with changes in fair value recorded in policy benefits in the statements of comprehensive income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

Fixed indexed annuity embedded derivatives were $115,172 thousand and $78,331 thousand as of June 30, 2012 and December 31, 2011, respectively. In order to manage the risk associated with these fixed indexed annuity options, we hedge using equity index options.

5.

Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Universal life

Liabilities for universal life are generally determined by estimating the expected value of losses when death benefits exceed revenues and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. A single set of best estimate assumptions is used since these insurance benefits do not vary significantly with capital market conditions. At June 30, 2012 and December 31, 2011, we held additional universal life benefit reserves in accordance with death benefit and other insurance benefit reserves of $130,084 thousand and $134,015 thousand, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of June 30, 2012 and December 31, 2011, $7,885 thousand and $7,510 thousand, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives generally do not qualify for hedge accounting. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:		Fair Value as of June 30, 2012			Fair Value as of December 31, 2011
($ in thousands)		Notional			Notional
	Maturity	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Non-hedging derivative instruments
Interest rate swaps	2017-2026	$116,000	$12,466	$4,654	$101,000	$10,792	$3,472
Variance swaps	2015-2017	935	--	1,310	935	3,202	--
Swaptions	2024	25,000	60	--	25,000	254	--
Put options	2015-2021	200,000	50,950	--	200,000	54,833	--
Call options	2012-2017	635,481	50,754	33,515	354,933	27,956	18,985
Equity futures	2012	200,529	15,418	--	66,347	16,185	--
Total non-hedging derivative instruments		$1,177,945	$129,648	$39,479	$748,215	$113,222	$22,457

Derivative Instrument Realized Gains (Losses)	Three Months Ended		Six Months Ended
Recognized in Earnings:	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Derivative instruments by type
Interest rate swaps	$1,783	$4,822	$492	$4,276
Variance swaps	876	(278)	(4,512)	(1,653)
Swaptions	(40)	(217)	(194)	(406)
Put options	7,851	2,275	(3,883)	(5,000)
Call options	(9,843)	(5,006)	22	(3,283)
Equity futures	5,221	(126)	(9,605)	(5,805)
Total derivative instrument realized gains (losses) recognized in earnings	$5,848	$1,470	$(17,680)	$(11,871)

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of June 30, 2012 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

•

Alternative / comparable price sources (if available)

7.

Fair Value of Financial Instruments (continued)

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value.

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

Structured Securities

For structured securities, the majority of the fair value estimates are provided by our pricing vendor. When pricing is not available from the pricing vendor, we obtain fair value information from brokers or use internal models. These models consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available information relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data are also considered, similar to those the Company believes market participants would use.

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

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). In analyzing various alternatives to the CSA calculation, we determined that we could not use credit default swap spreads as there are no such observable instruments on the Company’s life insurance subsidiaries nor could we consistently obtain an observable price on the surplus notes issued by Phoenix Life, as the surplus notes are not actively traded. Therefore, when discounting cash flows for calculation of the fair value of the liability, we calculated the CSA that reflects the credit spread (based on a Standard & Poor’s BB- credit rating) for financial services companies similar to the Company’s life insurance subsidiaries. This average credit spread is recalculated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. The impact of the CSA related to variable annuity GMAB and GMWB embedded derivatives at June 30, 2012 and December 31, 2011 was a reduction of $25,719 thousand and $34,679 thousand in the reserves associated with these riders, respectively.

7.

Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above).

Fair Values of Financial Instruments by Level:	As of June 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$183,772	$32,746	$--	$216,518
State and political subdivision	--	110,637	--	110,637
Foreign government	--	48,616	--	48,616
Corporate	--	1,496,823	41,121	1,537,944
CMBS	--	269,613	8,527	278,140
RMBS	--	519,427	6,461	525,888
CDO/CLO	--	--	62,521	62,521
Other asset-backed	--	125,500	7,438	132,938
Derivative assets	15,418	114,231	--	129,649
Separate account assets	2,076,772	--	--	2,076,772
Fair value option investments(1)	--	--	7,337	7,337
Total assets	$2,275,962	$2,717,593	$133,405	$5,126,960
Liabilities
Derivative liabilities	$--	$39,479	$--	$39,479
Embedded derivatives	--	--	154,035	154,035
Total liabilities	$--	$39,479	$154,035	$193,514

———————

(1)

Fair value option investments at June 30, 2012 include $7,337 thousand of available-for-sale debt securities in which the fair value option has been elected. Changes in the fair value of these assets are recorded through net investment income.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended June 30, 2012.

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

Level 3 Financial Assets:	Three Months Ended June 30, 2012
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Options	Assets

Balance, beginning of period	$7,525	$68,302	$40,873	$19,597	$6,533	$7,422	$150,252
Purchases	40	2,925	2,010	--	--	--	4,975
Sales	(103)	(8,558)	(8)	(775)	(103)	(22)	(9,569)
Transfers into Level 3(1)	--	--	13,883	--	--	--	13,883
Transfers out of Level 3(2)	--	--	(16,105)	(10,875)	--	--	(26,980)
Realized gains (losses) included in earnings	(39)	--	--	--	--	(26)	(65)
Unrealized gains (losses) included in other comprehensive income (loss)	17	(279)	474	577	1	--	790
Amortization/accretion	(2)	131	(6)	3	30	(37)	119
Balance, end of period	$7,438	$62,521	$41,121	$8,527	$6,461	$7,337	$133,405

———————

(1)

Transfers into Level 3 for the three months ended June 30, 2012 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2012 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

———————

(1)

Transfers into Level 3 for the three months ended June 30, 2011 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2011 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Six Months Ended June 30, 2012
($ in thousands)	Asset-		Corp &			Fair Value	Total
	Backed	CDO/CLO	Other	CMBS	RMBS	Options	Assets

Balance, beginning of period	$8,062	$66,972	$28,488	$20,441	$6,544	$7,299	$137,806
Purchases	40	2,925	14,774	--	--	--	17,739
Sales	(639)	(9,425)	(2,597)	(2,183)	(201)	(22)	(15,067)
Transfers into Level 3(1)	--	1,261	3,674	--	--	--	4,935
Transfers out of Level 3(2)	--	--	(4,834)	(10,875)	--	--	(15,709)
Realized gains (losses) included in earnings	6	56	--	--	(1)	(26)	35
Unrealized gains (losses) included in other comprehensive income (loss)	(30)	533	1,603	1,138	58	--	3,302
Amortization/accretion	(1)	199	13	6	61	86	364
Balance, end of period	$7,438	$62,521	$41,121	$8,527	$6,461	$7,337	$133,405

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2012 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the three months ended June 30, 2012 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

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

———————

(1)

Transfers into Level 3 for the six months ended June 30, 2011 represent securities for which Level 2 input assumptions for valuation pricing were no longer applicable.

(2)

Transfers out of Level 3 for the six months ended June 30, 2011 represent securities for which reliable Level 2 input assumptions for valuation pricing became obtainable.

7.

Fair Value of Financial Instruments (continued)

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance, beginning of period	$113,828	$27,082	$120,862	$26,484
Net purchases/(sales)	13,713	10,929	28,348	24,230
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	(1,912)	--	(3,495)	--
Realized (gains) losses	18,088	4,913	(2,904)	(7,247)
Unrealized gains (losses) included in other comprehensive loss	--	--	--	--
Deposits less benefits	--	--	--	--
Change in fair value(1)	10,318	3	11,224	(540)
Amortization/accretion	--	--	--	-
Balance, end of period	$154,035	$42,927	$154,035	$42,927

———————

(1)

Represents change in fair value related to fixed index credits recognized in policy benefits on the statements of comprehensive income.

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

The following table presents quantitative information about unobservable inputs used in the fair value measurement of internally priced assets.

Level 3 Assets:	As of June 30, 2012
($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

CDO/CLO	$60,845	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Fair value options	7,337	Discounted cash flow	Default rate	0.6% - 0.8% (CDOs)
			Recovery rate	45% (Investment grade bonds)

Other asset-backed	1,290	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	65% (Loans)
			Reinvestment spread	3mo LIBOR + 400bps (CLOs)

Total Level 3 assets(1)	$69,472

———————

(1)

Excludes $63,933 thousand of Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

7.

Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB liabilities are volatility surface, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the volatility surface would increase the fair value of the liability while a decrease in the swap curve or CSA would result in a decrease the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. Significant unobservable inputs used in the fair value measurement of the GPAF liability are interest and mortality rates. Increases in either of these inputs would result in a decrease of the GPAF fair value liability. The fair value of fixed indexed annuity embedded derivative related to index credits is calculated using the swap curve, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

The following table presents quantitative information about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of June 30, 2012
($ in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (GMAB / GMWB)	$37,762	Risk neutral stochastic valuation methodology	Volatility surface	12.26% - 48.88%
			Swap curve	0.17% - 2.61%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	5.03%

Embedded derivatives (GPAF)	$1,101	Real world single scenario cash flow projection	Interest rate	3.46%
			Mortality rate	70% 1994 MGDB

Embedded derivatives	$115,172	Budget method	Swap curve	0.17% - 2.61%
(Index credits)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	5.03%

Total Level 3 liabilities	$154,035

Fair value of financial instruments

The Company is required by GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	As of June 30, 2012		As of December 31, 2011
($ in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial liabilities:
Investment contracts	$2,054,657	$2,061,222	$1,721,219	$1,728,887

7.

Fair Value of Financial Instruments (continued)

Fair value of investment contracts

We determine the fair value of guaranteed interest contracts by using a discount rate based upon the appropriate U.S. Treasury rate to calculate the present value of projected contractual liability payments through final maturity. We determine the fair value of deferred annuities and supplementary contracts without life contingencies with an interest guarantee of one year or less at the amount of the policy reserve. In determining the fair value of deferred annuities and supplementary contracts without life contingencies with interest guarantees greater than one year, we use a discount rate based upon the appropriate U.S. Treasury rate to calculate the present value of the projected account value of the policy at the end of the current guarantee period.

Deposit type funds, including pension deposit administration contracts, dividend accumulations, and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

The fair value of these investment contracts are categorized as Level 3.

8.

Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax expense for the three and six months ended June 30, 2012 has been computed based on the first six months of 2012 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. Due to this uncertainty, we are unable to develop a reasonable estimate of the annual effective tax rate for the full year 2012.

As of June 30, 2012, we performed our assessment of the realization of deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income and consideration of available tax planning strategies and actions that could be implemented, if necessary. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets. Based on the scheduling of gross deferred tax liabilities, a valuation allowance is not required at June 30, 2012, as we believe it is more likely than not that the deferred tax assets will be recognized.

Tax benefit of $3,667 thousand and $2,534 thousand was recognized in the income statement for the three and six months ended June 30, 2012. The tax benefit for the three and six months ended June 30, 2012 was primarily related to current year pre-tax losses.

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

In accordance with the tax sharing agreement, we had an intercompany current tax payable of $8,357 thousand and $15,514 thousand as of June 30, 2012 and December 31, 2011, respectively.

8.

Income Taxes (continued)

To the extent required under the relevant tax law, we recognize interest and penalties related to amounts accrued on uncertain tax positions and amounts paid or refunded from federal and state income tax authorities in tax expense. The interest and penalties recorded during the three month period ending June 30, 2012 were not material.

9.

Other Comprehensive Income

Sources of Other Comprehensive Income:	Three Months Ended June 30,
($ in thousands)	2012		2011
	Gross	Net	Gross	Net

Unrealized gains on investments	$45,313	$16,781	$17,908	$12,441
Adjustments for net realized investment (gains) losses on available-for-sale securities included in net income	499	1,008	(900)	(570)
Net unrealized investment gains	45,812	17,789	17,008	11,871
Net unrealized gains (losses) on derivative instruments	--	--	--	--
Other comprehensive income	45,812	$17,789	17,008	$11,871
Applicable deferred policy acquisition cost amortization	18,445		11,436
Applicable deferred income tax expense (benefit)	9,578		(6,299)
Offsets to other comprehensive income	28,023		5,137
Other comprehensive income	$17,789		$11,871

Sources of Other Comprehensive Income:	Six Months Ended June 30,
($ in thousands)	2012		2011
	Gross	Net	Gross	Net

Unrealized gains on investments	$65,132	$24,597	$31,398	$15,574
Adjustments for net realized investment (gains) losses on available-for-sale securities included in net income	1,099	785	(712)	(452)
Net unrealized investment gains	66,231	25,382	30,686	15,122
Net unrealized gains (losses) on derivative instruments	--	--	--	--
Other comprehensive income	66,231	$25,382	30,686	$15,122
Applicable deferred policy acquisition cost amortization	27,183		16,113
Applicable deferred income tax expense (benefit)	13,666		(549)
Offsets to other comprehensive income	40,849		15,564
Other comprehensive income	$25,382		$15,122

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

10.

Contingent Liabilities (continued)

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against PHL Variable, Phoenix Life and PNX. in the United States District Court for the Central District of California (Case No. CV12-04926). The plaintiffs allege that the Company promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We have meritorious defenses against the lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

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

Unclaimed Property Inquiry

On July 5, 2011, the New York Department of Financial Services (formerly known as the State of New York Insurance Department) issued a letter (“308 Letter”) requiring life insurers doing business in New York to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where death benefits under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. Additionally, the insurers are required to report on their success in finding and making payments to beneficiaries or escheatment of funds deemed abandoned under state laws. We estimate the remaining amount of claim and interest payments to beneficiaries or state(s) to be $24 thousand ($16 thousand after deferred policy acquisition cost offsets). This amount has been recorded in policy liabilities and accruals.

11.

Subsequent Events

On August 2, 2012, the Company and its parent, Phoenix Life, and ultimate parent, PNX, were named in a lawsuit brought by Lima LS PLC. The suit alleges that the Company sold policies knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. The suit names certain current and former executive officers in addition to the corporate defendants. The Company intends to defend against these claims vigorously. The outcome of this case and any potential losses are uncertain.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of June 30, 2012 as compared with December 31, 2011; our results of operations for the three and six months ended June 30, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2011 in our 2011 Annual Report on Form 10-K.

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

Since 2009, our ultimate parent company, The Phoenix Companies, Inc. (“PNX”), has focused on selling products and services that are less capital intensive and less sensitive to its ratings. In 2011 and the first six months of 2012, PHL Variable Insurance Company (“PHL Variable”) product sales were primarily in fixed indexed annuities.

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

•

Deferred policy acquisition cost amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits, which generally are used to amortize deferred policy acquisition costs. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

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

Recent Trends on Earnings Drivers

•

Fees on life and annuity products. Fees on our life and annuity products decreased $10,707 thousand in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. Lower fees were primarily a result of a decrease of $7,547 thousand in cost of insurance charges related to declining life insurance in force and a decrease of $2,474 thousand in surrender charges consistent with lower policy surrenders.

•

Policy benefits. Policy benefits increased $3,291 thousand in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. The increase primarily related to $12,567 thousand of higher expenses in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 related to changes in the fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with guarantees. This increase was partially offset by a release of other insurance benefit reserves as a result of claims within a certain policy year cohort during the second quarter of 2012.

•

Interest margins. Interest margins on universal life and annuities were $17,159 thousand for the quarter ended June 30, 2012, compared to $8,462 thousand for the quarter ended June 30, 2011. Universal life interest margins increased $1,236 thousand primarily as a result of lower interest credited consistent with declining funds under management, as well as higher investment income. Annuity interest margins increased $7,461 thousand primarily as a result of higher investment income attributable to increases in investments backing fixed indexed annuities.

•

Operating expenses. Non-deferred operating expenses increased $6,096 thousand to $24,471 thousand from $18,375 thousand for the quarters ended June 30, 2012 and 2011, respectively. The increase in operating expenses was a result of additional expenses associated with a previously announced policy administration system conversion and higher employee benefits.

•

Deferred policy acquisition cost. Excluding the impact of net realized investment losses, policy acquisition cost amortization increased $7,518 thousand to $31,775 thousand from $24,257 thousand in the quarters ended June 30, 2012 and 2011, respectively. Amortization increased $3,615 thousand related to fixed indexed annuities as deferred expenses related to new sales continue to amortize and $2,985 thousand related to universal life as a result of higher mortality margins for the second quarter of 2012 as compared with the prior year period.

•

Net realized investment gains or losses on our investments. Net realized investment losses of $7,044 thousand were recognized during the quarter ended June 30, 2012 compared with $2,189 thousand during the quarter ended June 30, 2011. Realized investment losses for the quarter ended June 30, 2012 primarily related to a loss of $7,012 thousand on derivative assets backing our fixed indexed annuity guarantees. In addition, we recognized $613 thousand of impairments on debt securities, partially offset by $115 thousand of net transaction gains. Realized investment losses for the quarter ended June 30, 2011 primarily consisted of a loss of $3,089 thousand on derivative assets and embedded derivative liabilities and $436 thousand of impairments on debt securities, partially offset by $1,336 thousand in net transaction gains.

•

Income taxes. The Company recorded income tax benefit of $3,667 thousand for the quarter ended June 30, 2012 compared with an expense of $6,205 thousand as of June 30, 2011.

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

During June and August of 2012, the Company and its parent, Phoenix Life Insurance Company (“Phoenix Life”), and ultimate parent, PNX, were named in two lawsuits brought by Wilmington Savings Fund Society, FSB, and Lima LS PLC, respectively. The suits allege that the Company sold policies knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. The Lima case names certain current and former executive officers in addition to the corporate defendants. The Company intends to defend against these claims vigorously. The outcomes of these cases and any potential losses are uncertain. See Part II – Legal Proceedings for additional information.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$1,804	$96	$1,708	NM
Insurance and investment product fees	91,110	101,817	(10,707)	(11%)
Net investment income	32,798	24,231	8,567	35%
Net realized investment gains (losses):				%
Total OTTI losses	(3,003)	(782)	(2,221)	NM
Portion of OTTI losses recognized in OCI	2,390	346	2,044	NM
Net OTTI losses recognized in earnings	(613)	(436)	(177)	(41%)
Net realized investment gains (losses), excluding OTTI losses	(6,431)	(1,753)	(4,678)	NM
Net realized investment gains (losses)	(7,044)	(2,189)	(4,855)	(222%)
Total revenues	118,668	123,955	(5,287)	(4%)

BENEFITS AND EXPENSES:
Policy benefits	76,878	73,587	3,291	4%
Policy acquisition cost amortization	27,024	24,224	2,800	12%
Other operating expenses	24,471	18,375	6,096	33%
Total benefits and expenses	128,373	116,186	12,187	10%
Income (loss) before income taxes	(9,705)	7,769	(17,474)	(225%)
Income tax expense (benefit)	(3,667)	6,205	(9,872)	(159%)
Net income (loss)	$(6,038)	$1,564	$(7,602)	NM

———————

Not meaningful (NM)

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in thousands)	June 30,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$2,517	$259	$2,258	NM
Insurance and investment product fees	187,643	203,647	(16,004)	(8%)
Net investment income	63,060	45,629	17,431	38%
Net realized investment gains (losses):				%
Total OTTI losses	(4,089)	(1,662)	(2,427)	(146%)
Portion of OTTI losses recognized in OCI	2,817	732	2,085	NM
Net OTTI losses recognized in earnings	(1,272)	(930)	(342)	(37%)
Net realized investment gains, excluding OTTI losses	(13,544)	(5,721)	(7,823)	(137%)
Net realized investment gains (losses)	(14,816)	(6,651)	(8,165)	(123%)
Total revenues	238,404	242,884	(4,480)	(2%)

BENEFITS AND EXPENSES:
Policy benefits	140,553	123,865	16,688	13%
Policy acquisition cost amortization	55,759	56,508	(749)	(1%)
Other operating expenses	47,769	37,071	10,698	29%
Total benefits and expenses	244,081	217,444	26,637	12%
Income (loss) before income taxes	(5,677)	25,440	(31,117)	(122%)
Income tax expense (benefit)	(2,534)	8,653	(11,187)	(129%)
Net income (loss)	$(3,143)	$16,787	$(19,930)	(119%)

———————

Not meaningful (NM)

Analysis of Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

The Company recorded net loss of $6,038 thousand for the three months ended June 30, 2012, compared with net income of $1,564 thousand for the three months ended June 30, 2011. The decrease in results reflects lower insurance and investment product fees and higher realized investment losses, policy benefits and other operating expenses. These items were partially offset by higher net investment income, and lower income tax expense.

Insurance and investment product fees declined $10,707 thousand in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. Lower fees were primarily a result of a decrease of $7,547 thousand in cost of insurance charges related to declining life insurance in force and a decrease of $2,474 thousand in surrender charges consistent with lower policy surrenders.

Net realized investment losses of $7,044 thousand were recognized during the quarter ended June 30, 2012 compared with $2,189 thousand during the quarter ended June 30, 2011. Realized investment losses for the quarter ended June 30, 2012 primarily related to a loss of $6,546 thousand on derivative assets and embedded derivative liabilities. This was primarily attributable to a loss of $7,012 thousand on our embedded derivatives associated with our fixed indexed annuity guarantees, partially offset by a gain of $1,098 thousand related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. Also offsetting derivative losses was a $34 thousand gain associated with embedded derivatives related to variable annuity guarantees, which included a $8,431 thousand gain associated with the non-performance risk factor for the quarter ended June 30, 2012. In addition, we recognized $613 thousand of impairments on debt securities, partially offset by $115 thousand of net transaction gains. Realized investment losses for the quarter ended June 30, 2011 primarily consisted of a loss of $3,089 thousand on derivative assets and embedded derivative liabilities and $436 thousand of impairments on debt securities, partially offset by $1,336 thousand in net transaction gains.

The increase of $3,291 thousand in policy benefit expense primarily related to $12,567 thousand of higher expenses in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 related to changes in the fair value of the fixed indexed annuity embedded derivatives and the liabilities associated with guarantees. This increase was partially offset by a release of other insurance benefit reserves as a result of claims within a certain policy year cohort during the second quarter of 2012.

Operating expenses increased $6,096 thousand to $24,471 thousand from $18,375 thousand for the quarters ended June 30, 2012 and 2011, respectively. The increase in operating expenses was a result of additional expenses associated with a previously announced policy administration system conversion and higher employee benefits.

Net investment income increased $8,567 thousand as a result of larger asset balances from growth in fixed indexed annuities funds under management.

The Company recorded an income tax benefit of $3,667 thousand compared to an income tax expense of $6,205 thousand for the three months ended June 30, 2012 and 2011, respectively. The benefit as of June 30, 2012 was primarily driven by current year pre-tax losses.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

The Company recorded net loss of $3,143 thousand for the six months ended June 30, 2012, compared with net income of $16,787 thousand for the six months ended June 30, 2011. The decrease in results reflects lower insurance and investment product fees and higher realized investment losses, policy benefits and operating expense. These items were partially offset by higher net investment income, and lower income tax expense.

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

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of June 30, 2012, our debt securities, with a fair value of $2,913,202 thousand, represented 93.5% of total investments.

Debt Securities by Type and Credit Quality:	As of June 30, 2012
($ in thousands)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$216,518	$203,205	$--	$--
State and political subdivision	109,707	98,444	930	1,329
Foreign government	41,385	38,125	7,231	6,298
Corporate	1,447,952	1,344,028	89,992	118,195
CMBS	274,709	257,347	3,431	4,487
RMBS	500,305	492,353	25,583	32,830
CDO/CLO	34,000	36,452	28,521	34,759
Other asset-backed	129,239	125,836	3,699	3,713
Total debt securities	$2,753,815	$2,595,790	$159,387	$201,611

Percentage of total debt securities	94.5%	92.8%	5.5%	7.2%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2012 in our debt securities portfolio are electric utilities (5.1%), banking (4.4%), diversified financial services (3.7%), oil (3.6%) and insurance (2.7%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of June 30, 2012
($ in thousands)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities

Spain	$--	$1,013	$8,115	$9,128	0.3%
Italy	--	--	1,990	1,990	0.1%
Total	--	1,013	10,105	11,118	0.4%

All other Eurozone(1)	--	9,001	50,716	59,717	2.0%
Total	$--	$10,014	$60,821	$70,835	2.4%

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

Most of our RMBS portfolio is highly rated. At June 30, 2012, 95.1% of the total residential portfolio was rated investment grade. We hold $104,996 thousand of RMBS investments backed by prime rated mortgages, $105,177 thousand backed by Alt-A mortgages and $46,254 thousand backed by sub-prime mortgages, which combined amount to 8.0% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 72% rated NAIC-1 and 18% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the six months ended June 30, 2012 totaled $1,070 thousand. These impairments consist of $217 thousand from prime, $790 thousand from Alt-A and $63 thousand from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in thousands)	As of June 30, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default
Collateral
Agency	$253,660	$269,461	8.4%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	106,286	104,996	3.3%	75.4%	18.5%	5.6%	0.0%	0.0%	0.5%
Alt-A	109,924	105,177	3.3%	66.0%	25.3%	8.7%	0.0%	0.0%	0.0%
Sub-prime	55,313	46,254	1.4%	75.7%	2.6%	11.2%	4.1%	5.4%	1.0%
Total	$525,183	$525,888	16.4%	86.1%	9.0%	3.8%	0.4%	0.5%	0.2%

———————

(1)

Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.

(2)

Percentages based on Market Value.

Prime Mortgage-Backed Securities:
($ in thousands)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$79,418	$79,225	2.5%	0.0%	1.1%	5.8%	21.7%	44.0%	27.4%
NAIC-2	BBB	19,762	19,405	0.6%	0.0%	0.0%	1.6%	67.1%	31.3%	0.0%
NAIC-3	BB	5,955	5,872	0.2%	0.0%	0.0%	30.6%	23.2%	37.0%	9.2%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	1,151	494	0.0%	0.0%	0.0%	0.0%	23.4%	0.0%	76.6%
Total		$106,286	$104,996	3.3%	0.0%	0.8%	6.4%	30.1%	41.1%	21.6%

———————

(1)

Percentages based on Market Value.

Alt-A Mortgage-Backed Securities:
($ in thousands)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$73,487	$69,373	2.2%	5.9%	4.0%	10.0%	23.6%	31.6%	24.9%
NAIC-2	BBB	27,566	26,660	0.8%	0.0%	0.0%	0.0%	31.0%	57.2%	11.8%
NAIC-3	BB	8,871	9,144	0.3%	0.0%	0.0%	0.0%	0.0%	68.0%	32.0%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$109,924	$105,177	3.3%	3.9%	2.7%	6.6%	23.4%	41.2%	22.2%

———————

(1)

Percentages based on Market Value.

Sub-Prime Mortgage-Backed Securities:
($ in thousands)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AA/A	$37,264	$34,999	1.1%	0.0%	5.9%	13.7%	27.7%	15.2%	37.5%
NAIC-2	BBB	1,195	1,182	0.0%	0.0%	76.5%	0.0%	23.5%	0.0%	0.0%
NAIC-3	BB	9,667	5,175	0.2%	0.0%	92.7%	7.3%	0.0%	0.0%	0.0%
NAIC-4	B	2,616	1,916	0.0%	0.0%	0.0%	0.0%	48.2%	0.0%	51.8%
NAIC-5	CCC and below	2,995	2,503	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1,576	479	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$55,313	$46,254	1.4%	0.0%	16.8%	11.2%	29.0%	11.5%	31.5%

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

Commercial Mortgage-Backed Securities:
($ in thousands)		As of June 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and
Rating	Designation	Cost(1)	Value(1)	Account(2)	2007	2007	2006	2005	Prior

NAIC-1	AAA/AA/A	$254,353	$272,850	8.5%	51.2%	8.3%	15.3%	12.3%	12.9%
NAIC-2	BBB	3,469	2,274	0.1%	0.0%	0.0%	81.8%	18.2%	0.0%
NAIC-3	BB	3,587	3,124	0.1%	0.0%	51.6%	48.4%	0.0%	0.0%
NAIC-4	B	--	--	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1,832	1,262	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	900	306	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$264,141	$279,816	8.7%	49.9%	8.7%	16.2%	12.1%	13.1%

———————

(1)

Includes commercial mortgage-backed CDOs with amortized cost and market values of $2,307 thousand and $1,676 thousand, respectively.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011

Total other-than temporary debt impairment losses	$(3,003)	$(782)	$(4,089)	$(1,662)
Portion of loss recognized in OCI	2,390	346	2,817	732
Net debt impairment losses recognized in earnings	$(613)	$(436)	$(1,272)	$(930)

Debt security impairments:
U.S. government and agency	$--	$--	$--	$--
State and political subdivision	--	--	--	--
Foreign government	--	--	--	--
Corporate	--	--	--	(250)
CMBS	--	--	(88)	--
RMBS	(549)	(377)	(1,070)	(621)
CDO/CLO	(26)	--	(26)	--
Other asset-backed	(38)	(59)	(88)	(59)
Net debt security impairments	(613)	(436)	(1,272)	(930)
Limited partnerships and other investment impairments	--	--	--	--
Impairment losses	(613)	(436)	(1,272)	(930)
Debt security transaction gains(1)	151	1,596	258	2,227
Debt security transaction losses(1)	(36)	(260)	(84)	(585)
Limited partnerships and other investment transaction gains	--	--	--
Limited partnerships and other investment transaction losses	--	--	--	--
Net transaction gains	115	1,336	174	1,642
Derivative instruments	5,848	1,470	(17,680)	(11,871)
Embedded derivatives(2)	(12,394)	(4,559)	3,962	4,508
Net realized investment losses, excluding impairment losses	(6,431)	(1,753)	(13,544)	(5,721)
Net realized investment losses, including impairment losses	$(7,044)	$(2,189)	$(14,816)	$(6,651)

———————

(1)

Proceeds from the sale of available-for-sale debt securities were $79,105 thousand and $104,410 thousand for the three months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale debt securities were $80,796 thousand and $202,691 thousand for the six months ended June 30, 2012 and 2011, respectively.

(2)

Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB, GPAF and COMBO riders. See Note 5 to our financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other than temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first half of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $613 thousand for the second quarter of 2012 and $436 thousand for the second quarter of 2011 and $1,272 thousand for the first half of 2012 and $930 thousand for the first half of 2011. There were no limited partnership and other investment OTTIs for the three and six months ended June 30, 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $2,390 thousand for the first quarter of 2012 and $346 thousand for the first quarter of 2011 and $2,817 thousand for the first half of 2012 and $732 thousand for the first half of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011

Balance, beginning of period	$(19,223)	$(16,871)	$(18,614)	$(17,335)
Add: Credit losses on securities not previously impaired(1)	--	(277)	(374)	(527)
Add: Credit losses on securities previously impaired(1)	(549)	(100)	(784)	(344)
Less: Credit losses on securities impaired due to intent to sell	--	--	--	--
Less: Credit losses on securities sold	88	--	88	958
Less: Increases in cash flows expected on previously impaired securities	--	--	--	--
Balance, end of period	$(19,684)	$(17,248)	$(19,684)	$(17,248)

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	June 30,	Dec 31,
($ in thousands)	2012(1)	2011(1)

U.S. government and agency	$--	$--
State and political subdivision	--	--
Foreign government	--	--
Corporate	(1,505)	(1,505)
CMBS	(650)	(5,131)
RMBS	(21,660)	(20,396)
CDO/CLO	(6,132)	(6,220)
Other asset-backed	--	--
Total fixed maturity non-credit OTTI losses in AOCI	$(29,947)	$(33,252)

———————

(1)

Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in debt securities as of June 30, 2012. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities:	As of June 30, 2012
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt securities
Total fair value	$379,223	$88,677	$43,939	$246,607
Total amortized cost	450,552	90,510	47,386	312,656
Unrealized losses	$(71,329)	$(1,833)	$(3,447)	$(66,049)
Unrealized losses after offsets(1)	$(16,155)	$(823)	$(1,472)	$(13,860)
Number of securities	248	42	38	168

Investment grade:
Unrealized losses	$(25,302)	$(898)	$(2,389)	$(22,015)
Unrealized losses after offsets(1)	$(6,411)	$(385)	$(981)	$(5,045)

Below investment grade:
Unrealized losses	$(46,027)	$(935)	$(1,058)	$(44,034)
Unrealized losses after offsets(1)	$(9,744)	$(438)	$(491)	$(8,815)

———————

(1)

Offsets to AOCI are recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits would result.

Total net unrealized gains on debt securities were $115,801 thousand (unrealized losses of $71,329 thousand less unrealized gains of $187,130 thousand).

For debt securities with gross unrealized losses, 39.7% of the unrealized losses after offsets pertain to investment grade securities and 60.3% of the unrealized losses after offsets pertain to below-investment-grade securities at June 30, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	As of June 30, 2012
($ in thousands)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt securities
Unrealized losses over 20% of cost	$(54,151)	$(3,945)	$(3,002)	$(47,204)
Unrealized losses over 20% of cost after offsets(1)	$(11,047)	$(767)	$(850)	$(9,430)
Number of securities	53	8	8	37

Investment grade:
Unrealized losses over 20% of cost	$(12,974)	$(3,386)	$(1,394)	$(8,194)
Unrealized losses over 20% of cost after offsets(1)	$(2,786)	$(658)	$(537)	$(1,591)

Below investment grade:
Unrealized losses over 20% of cost	$(41,177)	$(559)	$(1,608)	$(39,010)
Unrealized losses over 20% of cost after offsets(1)	$(8,261)	$(109)	$(313)	$(7,839)

———————

(1)

Offsets to AOCI are recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits would result.

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

The financial strength ratings as of August 10, 2012 were as follows:

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

Contractual Obligations and Commercial Commitments

As of June 30, 2012, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2012 Annual Report on Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $1,679 thousand and $786 thousand for the three months ended June 30, 2012 and 2011, respectively. Employee benefit expense allocated to us for these benefits totaled $2,609 thousand and $1,512 thousand for the six months ended June 30, 2012 and 2011, respectively. Phoenix Life made contributions to the pension plans in the first quarter and second quarter of 2012, of which $1,147 thousand and $1,222 thousand has been allocated to us. By December 31, 2012, Phoenix Life currently expects to make contributions to the pension plans, of which approximately $3,987 thousand will be allocated to us. However, on July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions. Phoenix Life is currently evaluating its impact.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $320,107 thousand at December 31, 2011 to $369,213 thousand at June 30, 2012. The principal factors resulting in this increase were net income of $70,908 thousand offset by unrealized capital losses of $9,538 thousand.

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

See our 2011 Annual Report on Form 10-K for more information regarding enterprise risk management. There were no material changes in our exposure to operational or market risk exposure at June 30, 2012 compared with December 31, 2011.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. There were no material changes in our market risk exposure at June 30, 2012 compared with December 31, 2011.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against PHL Variable, Phoenix Life and PNX in the United States District Court for the Central District of California (Case No. CV12-04926). The plaintiffs allege that the Company promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on same. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We have meritorious defenses against the lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

See Item 1A, “Risk Factors” in Part I, Item A of our 2011 Annual Report on Form 10-K and Note 10 to our financial statements in this Form 10-Q for additional information.

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

PHL VARIABLE INSURANCE COMPANY

Date: August 13, 2012	By:	/s/ Peter A. Hofmann
Peter A. Hofmann
Senior Executive Vice President and Chief Financial Officer