Form 10-K
period 2012-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2014-04-25
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐     NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑   Smaller reporting company ☐
                        (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of April 23, 2014, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Annual Report on Form 10-K with the reduced disclosure format permitted by General Instruction (I)(1)(a) and (b) of Form 10-K .

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2012 (this “2012 Form 10-K”), being filed by PHL Variable Insurance Company (“we,” “our,” “us,” the “Company,” “PHL Variable”), contains audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated basis to the extent previously filed in a periodic report by the Company with the Securities and Exchange Commission (the “SEC”).

The Company filed a Current Report on Form 8-K with the SEC on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013, respectively (collectively, the “Restatement Form 8-K”)) disclosing its conclusion that certain of its previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated.

This 2012 Form 10-K restates and corrects the following financial statements of the Company (the “Restatement”): (i) the audited balance sheet as of December 31, 2011 and statements of comprehensive income, changes in stockholder’s equity and cash flows for each of the years ended December 31, 2011 and 2010; and (ii) the unaudited statements of comprehensive income, unaudited balance sheets, unaudited statements of cash flow and unaudited statements of changes in stockholder’s equity for the quarterly periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011.

This 2012 Form 10-K is being filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2011 and 2010 and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012, and March 31, June 30 and September 30, 2011. The Company will not file restated annual audited financial statements for the year ended December 31, 2009 and quarterly income statements and comprehensive income, balance sheets and cash flow statements in previously filed Quarterly Reports on Form 10-Q for each of the quarterly periods ended during the year ended December 31, 2010. Except to the extent contained in this 2012 Form 10-K, the Company does not intend to separately file statements of comprehensive income for the three and six month periods ending March 31 and June 30, 2012 and March 31, and June 30, 2011, or any management’s discussion and analysis related to these quarterly periods.

On February 12, 2014, the Company and its ultimate parent, The Phoenix Companies, Inc. (“PNX” or “Phoenix”) submitted an Offer of Settlement with the SEC pursuant to which Phoenix and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014.  Pursuant to the Order, Phoenix and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix was required by the Order to file its 2012 Annual Report on Form 10-K with the SEC by March 31, 2014.  Phoenix filed its 2012 Annual Report on Form 10-K before the opening of the market on April 1, 2014.  Further, pursuant to the Order, Phoenix was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the "PNX Third Quarter 2012 Form 10-Q") with the SEC on or before April 15, 2014 and the Company was required to file this 2012 Form 10-K with the SEC on or before April 15, 2014.  The PNX Third Quarter 2012 Form 10-Q was filed with the SEC on April 23, 2014. In addition, Phoenix and the Company agreed to perform certain undertakings, including for  the Company to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for Phoenix and the Company to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, Phoenix and the Company would file their respective 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. Phoenix intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. The Company intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, Phoenix and the Company each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.  For additional information regarding certain risks associated with our failure to file timely periodic reports and resume a timely filing schedule, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting” contained in “Item 1A: Risk Factors” in Part I of this 2012 Form 10-K.

The Company has not amended, and does not intend to amend, its previously filed Annual Report on Form 10-K for the years ended on or prior to December 31, 2011 or its Quarterly Reports on Form 10-Q for the periods ended on or prior to June 30, 2012, affected by the Restatement. For this reason, the financial statements and supplementary data, other financial information, related reports of the Company’s independent registered public accountants, management’s discussion and analysis of financial condition and results of operations and reports on disclosure controls and procedures and internal control over financial reporting contained in those filings should no longer be relied upon and are superseded by the information contained in this 2012 Form 10-K. This 2012 Form 10-K supersedes the financial information disclosed by the Company since its announcement of the Restatement on September 18, 2012, including the information contained in the Restatement Form 8-K.

Because of the amount of time that has passed since the Company’s last periodic report was filed with the SEC, the information relating to our business, risk factors, legal proceedings and related matters is updated to include certain information for periods after December 31, 2012.

Subsequent to the Company’s filing of the Form 10-Q for the period ended June 30, 2012, a related party reinsurance error was identified, followed by the identification of certain other errors within the statement of cash flows for the nine months ended September 30, 2012, as well as for previously reported periods. During the process of the Restatement, material errors were identified and corrected related to actuarial finance and valuation, investments, reinsurance accounting and cash flows and changes in classifications which are described in more detail in Note 2: “Restatement and Amendment of Previously Reported Financial Information”. Certain reclassifications were also made during the Restatement process which impacted total assets and total liabilities on the balance sheets. In addition, adjustments were made to correct previously identified out of period errors that were determined to be not material individually, or in the aggregate. The correction of these errors affected the financial statements for each of the years ended December 31, 2011 and 2010. In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services – Insurance (ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”), and correction of accounting errors related to the adoption as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. This guidance was retrospectively adopted by the Company on January 1, 2012 and such retrospective adoption resulted in amendments to previously reported balances in all applicable reporting periods as if the guidance was applied at the inception of all policies in force. As a result of the Restatement, the effects of retrospective adoption also reflect the impact of the adoption after consideration of correcting the errors noted above and errors in the initial adoption of ASC 944 reported in the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

The Restatement and the retrospective adoption of accounting guidance had the following impact on net income (loss) and stockholder’s equity:

($ in millions)			Adjusted prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
Net Income (Loss):
For the year ended December 31, 2011	$17.0	$(52.1)	$(35.1)	$15.1	$(20.0)
For the year ended December 31, 2010	(24.9)	(74.0)	(98.9)	35.3	(63.6)

Stockholder’s Equity:
As of December 31, 2011	$645.8	$(185.7)	$460.1	$(36.1)	$424.0
———————

(1)	See Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional information for a description of the errors.
(2)
The impact of the adoption of this amended accounting guidance was previously disclosed within the First Quarter 2012 Quarterly Report on Form 10-Q filing. The table above illustrates adjustments made related to errors identified in conjunction with the Restatement as previously described in this Explanatory Note as well as to correct errors identified related to the initial adoption of the amended guidance.

As a result of the errors discussed above, management identified material weaknesses in our internal control over financial reporting. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. Further, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012. These material weaknesses have not been fully remediated as of the filing date of this report.

For more information on the matters that have led to the Restatement and data previously reported, see Note 2 “Restatement and Amendment of Previously Reported Financial Information” and Note 18 “Supplemental Unaudited Quarterly Financial Information” to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K. In addition, this 2012 Form 10-K reflects, as applicable, the effects of the Restatement and the adoption of amended accounting guidance in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years ended December 31, 2011 and 2010. A description of material weaknesses and management’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as well as management’s plan to remediate, is more fully described in “Item 9A: Controls and Procedures” in Part II of this 2012 Form 10-K.

Unless otherwise stated, “we,” “our” or “us” means PHL Variable Insurance Company (the “Company” or “PHL Variable”). Furthermore, “Phoenix Life” refers to Phoenix Life Insurance Company and “PNX” or “Phoenix” refers to The Phoenix Companies, Inc.

PART I

Item 1.             Business

Overview

We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

In 2012, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 91% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate,  provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Restatement

As discussed in this report in the Explanatory Note and in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K (and as previously reported in the Restatement Form 8-K), we concluded that certain of the Company’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements.

During the Restatement process, the Company identified and corrected certain material errors, made certain reclassifications and adjustments to correct previously identified non-material out of period errors and retrospectively adopted accounting guidance. Management also identified material weaknesses in the Company’s internal control over financial reporting and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012. These weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans are more fully described in “Item 9A: Controls and Procedures” in Part II of this 2012 Form 10-K.

Because of the amount of time that has passed since the Company’s last periodic report was filed with the SEC, the information relating to the Company’s business contained in this report is updated to include certain information for periods after December 31, 2012.

Target Market

Our current target market consists of middle market households with a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement, income replacement and death benefits. Our typical customer is between 65 and 75 years old, with an annual income ranging from $45,000 to $65,000 and a net worth ranging from $350,000 to $650,000. Historically, our marketing strategies focused on high-net-worth and affluent households with sophisticated estate planning and other financial needs, and the majority of our life insurance and annuities in force reflects this market focus.

Competition

We operate in a highly competitive industry. While there is no single company that we identify as a dominant competitor in our business, many of our competitors are substantially larger, have better financial strength ratings, more financial resources and greater marketing and distribution capabilities. Our products compete with similar products sold by other insurance companies and also with savings and investment products offered by banks, asset managers and broker-dealers.

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

Major Products

Annuities

Fixed Indexed Annuities: This product provides single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2012, caps ranged from 1.00% to 4.00%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 28% of indexed annuity deposits in 2012 included premium bonuses ranging from 4% to 9% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases independent of the growth of the contract owner account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2012, approximately 94% of all indexed annuity contracts sold included a GMWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2012, approximately 16% of all indexed annuity contracts sold included a GMDB.

Fixed Annuities: This product meets the needs of clients who want a guaranteed rate of return over a specified period. The contract owner receives a guaranteed rate of return over the initial interest rate guarantee period and has the option to elect a new guarantee period at the end of the initial term, at then current rates, subject to certain minimums.

Single Premium Immediate Annuities: This product provides guaranteed income beginning immediately, including one product that is designed for use in elder-care planning in conjunction with government benefits.

Variable Annuities: This product allows contract owners to direct deposits into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. Deposits allocated to the general account earn interest at a specified rate of return determined by us, subject to certain minimums. In the separate investment accounts, the contract owner bears the risk of investment results. We credit to the separate investment accounts a return net of fees and charges.

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

Life Insurance

Universal Life: This product provides permanent insurance coverage with a tax deferred savings element. It allows the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of charges for mortality costs and administrative expenses, are invested in our general account and are credited interest at rates determined by us, subject to certain minimums. We retain the right within limits to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly charges and mortality costs.

Indexed Universal Life: This product is a type of universal life where premiums may be allocated to a fixed interest account and/or a variety of indexed accounts that allow policyholders to earn index credits based on the performance of specific equity market or other price indices.

Variable Universal Life: This product is similar to universal life, except that premiums may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for expenses. We retain the right, within limits, to adjust the fees we assess for providing administrative services. We also collect fees to cover mortality costs; these fees may be adjusted by us but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Variable annuities, a limited number of fixed annuities and variable life products offered by the Company are registered under the federal securities laws. Since the Company has not been able to file updated audited financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) with the SEC, the Company has not offered these products to new customers since the Restatement process began in 2012. Existing customers with existing contracts have been able to continue to invest in these products, but certain investment alternatives have closed for new investment.

Distribution and Related Services

Independent Producers: We distribute our products through independent producers who serve the middle market and are typically affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing approximately 10,700 independent producers. In 2012, more than 2,400 producers sold Phoenix policies. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs, and enhancing our servicing and support technology.

Saybrus Partners, Inc. Saybrus, PNX’s distribution company, sells Phoenix products through selected independent producers and IMOs and provides consulting services partner firms in support of policies written by companies other than Phoenix. Saybrus’ revenues primarily consist of commissions based on successful sales.

Investments

Investment activities are an integral part of our business and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2012, 94.3% of our debt securities portfolio was investment grade. We invest a small percentage of our assets in limited partnerships and other investments that have variable returns. While our returns are more volatile, these asset classes have contributed substantially to our investment returns over time. As of December 31, 2012, 0.2% of cash and total investments were allocated to this asset class.

Hedging

Certain features of our annuity products expose us to risks such as equity price risk, equity volatility risk and interest rate risk. We hedge those risks using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2012, our net mark-to-market exposure to derivative counterparties prior to credit valuation adjustment (“CVA”) was $109.6 million, and the post CVA net mark-to-market exposure was $103.7 million. All of our counterparties had a credit rating of A or better with at least one Nationally Recognized Statistical Rating Organizations (“NRSRO”). For additional information regarding hedging related business risks, please see the risk factors entitled “We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating” and “Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity” contained in “Item 1A: Risk Factors” in Part I of this 2012 Form 10-K.

Policy Administration

As of December 31, 2012, we had 62,594 life insurance policies and 58,676 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with regard to certain reserves. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2012, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

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

See Note 4 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional information regarding reinsurance.

Regulation

We are subject to regulation and supervision in each jurisdiction where they conduct business. Areas of regulation include the following:

●	Financial considerations, including standards of solvency, statutory reserves, reinsurance and capital adequacy;
●	Trade practices, market conduct and licensing of companies and agents;
●	Mandating certain insurance benefits and regulating certain premium rates;
●	Approval of policy forms and certain other related materials;
●	Permitted types and concentration of investments;
●	Permitted dividends or other distributions, as well as transactions between affiliates and changes in control; and
●	Approval of interest payments on surplus notes.

We file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. See Notes 16 and 19 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional information regarding late filings.

The National Association of Insurance Commissioners (“NAIC”) provides standardized insurance industry accounting and reporting guidance. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices.

Most of the jurisdictions in which we are admitted to transact business require us to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. PHL Variable is currently under financial examination by the Connecticut Insurance Department, as well as a market conduct examination that commenced in 2013.

Annually, we are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. The most recent opinions were provided on a timely basis.

PHL Variable reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risks involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2012, PHL Variable’s RBC ratio was in excess of 250% of company action level risk based capital, the highest regulatory threshold.

Most states, including Connecticut, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies, as well as transactions between insurance companies and persons controlling them. Most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state.

General Development of Business

PHL Variable was incorporated in Connecticut in 1981. Our principal executive offices are located at One American Row, Hartford, Connecticut 06102-5056. Our telephone number is (860) 403-5000. Our web site is located at www.phoenixwm.com. (This and all other URLs included herein are intended to be inactive textual references only. They are not intended to be an active hyperlink to our web site. The information on our web site is not, and is not intended to be, part of this 2012 Form 10-K and is not incorporated into this report by reference.)

Our parent company, Phoenix Life, is a wholly-owned subsidiary of PNX.

The following chart illustrates our corporate structure as of December 31, 2012.

		The Phoenix Companies, Inc.

100%		85%	100%

Phoenix Life Insurance Company		Saybrus Partners, Inc.	Other Subsidiaries

100%

PM Holdings, Inc.

100%

	PHL Variable Insurance
	Company

100%

	Other
	Subsidiaries

Item 1A.                      Risk Factors

Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting.

We face risks related to the Restatement, the restatement of historical financial statements of our indirect parent, The Phoenix Companies, Inc. and that, following the filing of this report, we remain delayed in our SEC reporting obligations.

As discussed in this 2012 Form 10-K in the Explanatory Note and in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K (and as previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 18, 2012, as amended by Forms 8-K/A filed with the SEC on November 8, 2012, March 15, 2013 and April 24, 2013, respectively), the Company’s audit committee concluded that certain of the Company’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements. Additionally, as previously reported by our indirect parent, The Phoenix Companies, Inc., in a Current Report on Form 8-K filed with the SEC on November 8, 2012, as amended by Forms 8-K/A filed by PNX with the SEC on  March 15, 2013 and April 24, 2013, respectively, management of PNX concluded that certain of PNX’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements.

As a result of the Restatement, our SEC reporting obligations remain delayed as of the filing date of this report, and we cannot assure when we will resume a timely filing schedule with respect to our SEC reports. Even after we complete these delayed filings, we expect to continue to face many of the risks and challenges related to the Restatement, including the following:

●
we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

●
the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;

●	our failure to have current financial information available;
●
the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, including that the SEC may seek sanctions against or deregister PNX and the Company;

●
the risk of PNX’s failure to file its delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee for PNX’s outstanding 7.45% Quarterly Interest Bonds Due 2032, as well as the risk associated with seeking additional consents from PNX’s bondholders regarding these delayed filings;

●
the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis;

●
further downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings;

●	our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating;
●	the incurrence of significant Restatement-related expenses;
●	diversion of management and other human resources attention from the operation of our business;
●
the risk that the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent Statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and

●	risks associated with our failure to file certain reports with state regulatory authorities.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We have concluded that there are material weaknesses in our internal control over financial reporting, which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this 2012 Form 10-K and we cannot assure you that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As reported in “Item 9A: Controls and Procedures” of this 2012 Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of December 31, 2012. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and timely report information. This could cause investors to lose confidence in our reported financial and other information and cause an adverse effect on our business and results of operations. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC.

The extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

The completion of our Restatement involved many months of review and analysis, including highly technical analyses of our contracts and business practices, estimates and assumptions made by management, tax accounting and the proper application of relevant accounting rules and pronouncements. Many of the enhancements and changes to our processes are ongoing as of the filing date of this 2012 Form 10-K and we continue to integrate the complex changes we have already made. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort and expense that went into them, we cannot assure you that these extraordinary processes were adequate to identify and correct all material errors in our historical financial statements or that additional accounting errors will not come to light in the future in these or other areas.

While we have performed additional analyses and other procedures, and either implemented or plan to implement and test remediation measures as of the filing date of this report, the previously identified material weaknesses have not been fully addressed and remediated. We continue to improve our internal control over financial reporting and disclosure controls and procedures by, among other things:

●	enhancing our existing accounting policies and procedures;
●	implementing changes in our finance and accounting organization;
●	adopting new accounting and reporting processes and procedures; and
●	introducing new or enhanced accounting systems and processes.

As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this report, or that we will be able to timely comply with our reporting obligations in the future.

We are effecting the Restatement through the filing of this single, multi-year comprehensive Annual Report on Form 10-K for the year ended December 31, 2012. We have not received any assurance from the SEC that such a comprehensive report will satisfy our Restatement filing obligations and, if it is ultimately determined that it does not, we may be required to amend this comprehensive report and/or file amended reports to effect the Restatement. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

Because we remain delayed in our SEC reporting obligations, we do not have current financial information available.

We have not yet filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Third Quarter 2012 Form 10-Q”), our Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 2013, June 30, 2013 and March 31, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2013 ( the “2013 Form 10-K”) (the “Delayed 2013 SEC Reports” and collectively with the Third Quarter 2012 Form 10-Q, the “Delayed SEC Reports”). Until we file the Delayed SEC Reports and are otherwise current in our SEC filing requirements, there is a lack of current publicly available information concerning the results of operations and financial condition of the Company. Our ability to file the Delayed SEC Reports and resume a timely filing schedule with respect to our SEC reports is subject to a number of contingencies, including but not limited to, whether we continue to identify errors in our financial statements and whether existing systems and processes can be timely updated, supplemented or replaced.

We have previously announced that until we complete our restatement, become current in our SEC reporting requirements and have filed with the SEC new registration statements or amendments to our existing registration statements covering our products to include required financial information, we will continue to not issue any new SEC-registered life insurance and annuity contracts. Phoenix Life similarly has announced that it will continue to not issue any new SEC-registered life insurance and annuity contracts until it has filed with the SEC amendments to its product registration statements to include updated financial information. In addition, until Phoenix Life completes its restatement process, PNX becomes current in its SEC reporting requirements and the Company and Phoenix Life have filed with the SEC new registration statements or amendments to their existing registration statements covering their products to include required information, there will be ongoing uncertainty regarding our ability to continue to accept premiums, or to process certain other investment transaction requests, associated with our and Phoenix Life’s outstanding SEC-registered annuity and life contracts. In such an event, these actions may have a material adverse impact on our future revenues, our competitive position and consumer perception of our products, and our retention of existing contracts and may result in claims related to these SEC-registered products against us, PNX and Phoenix Life, any of which could have a material adverse effect on the Company’s business and financial results. In addition, in connection with our product offerings, we rely on third party vendors to supply vendor-generated products. Our failure to be current in our SEC filings may cause such vendors to terminate their relationships with us, which in turn may cause us to terminate many of our product offerings.

If we fail to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, the SEC may seek sanctions against PNX and the Company. We may be subject to further investigation and potential regulatory action.

On February 12, 2014, the Company and PNX submitted an Offer of Settlement with the SEC pursuant to which PNX and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PNX was required by the Order to file its 2012 Annual Report on Form 10-K with the SEC by March 31, 2014.  PNX filed its 2012 Annual Report on Form 10-K before the opening of the market on April 1, 2014. Further, pursuant to the Order, PNX was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the "PNX Third Quarter 2012 Form 10-Q") with the SEC on or before April 15, 2014 and the Company was required to file this 2012 Form 10-K with the SEC on or before April 15, 2014. The PNX Third Quarter 2012 Form 10-Q was filed with the SEC on April 23, 2014. In addition, PNX and the Company agreed to perform certain undertakings, including for the Company to file its Quaterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for PNX and the Company to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, PNX and the Company would file their respective 2013 Forms 10-Q after the filing of their 2013 Forms 10-K, PNX intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. The Company intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, PNX and the Company each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

The SEC has a broad range of potential actions that may be taken against PNX and the Company for failure to comply with the undertakings noted above. Further, the Company is providing to the SEC certain information and documentation regarding the Restatement and the staff of the SEC has indicated to the Company that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon PNX and/or the Company fines, penalties, or other remedies, including the suspension of trading of PNX’s securities or deregistration of PNX and the Company under the Exchange Act, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may be time consuming, expensive and diverting management from the operation of our business and could have a material adverse effect on our business, financial condition and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees.

If PNX fails to file its delayed SEC reports and Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2014, June 30, 2014 and September 30, 2014 (the “2014 Forms 10 Q”) by March 16, 2015, it may seek additional consents from certain bondholders to extend the date for providing its delayed SEC reports to the Indenture Trustee.

The reporting covenant (“Reporting Covenant”) contained in the indenture (the “Indenture”) covering PNX’s outstanding 7.45% Quarterly Interest Bonds due 2032 (the “Bonds”), requires PNX to file with the trustee (“Trustee”), within fifteen days after it is required to file with the SEC, copies of the annual reports, quarterly reports and of the information, documents and other reports that PNX is required to file with the SEC pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations adopted by the SEC thereunder. Additionally, under the Indenture, the Trustee or the holders (“Holders”) of 25% or more of the outstanding principal amount of the Bonds have the right to notify PNX if they believe PNX has breached a covenant under the Indenture and may, following any applicable cure periods, declare an Event of Default and cause the outstanding principal amount of the Bonds to become immediately due and payable.

Because of the delay in filing PNX’s 2012 Form 10-K and certain of its delayed SEC reports, the Trustee under the Indenture covering the Bonds sent notices of default under the Indenture initiating the 60-day cure periods thereunder. Consequently, PNX sought and successfully obtained the consents of Holders representing a majority of the outstanding principal amount of the Bonds (“Requisite Consents”) to amend the Indenture, and to provide related waivers, that allowed PNX to ultimately extend the date for providing its 2012 Form 10-K, its delayed SEC reports and its 2014 Forms 10-Q (collectively, the “Relevant PNX SEC Reports”) to the Trustee to a date on or prior to March 16, 2015. If PNX fails to file one or more of the Relevant PNX SEC Reports by March 16, 2015, PNX may seek an additional consent from the Holders to amend the Indenture, and to provide a related waiver, that will allow PNX to extend the date for providing such Relevant PNX SEC Reports to the Trustee.

If PNX does seek an additional consent from Holders to amend the Indenture and to provide a related waiver, there can be no assurance that it will receive the Requisite Consents to any additional amendments and waivers of the Reporting Covenant on a timely basis, or at all, or that the extension of the Reporting Covenant for the Relevant PNX SEC Reports will extend for a sufficient period of time to avoid an Event of Default, an acceleration event or other adverse impact on our business operations that may result therefrom. If PNX is unsuccessful in curing the default or obtaining the Requisite Consents to such additional amendments and waivers, the Trustee or the Holders of 25% or more of the outstanding principal amount of the Bonds will be able to accelerate payment of outstanding principal on the Bonds for the existing breach of the Reporting Covenant in accordance with the Indenture. In the event that Holders of a majority in principal amount of the Bonds do not provide PNX with the Requisite Consents to such amendments and waivers and determine to accelerate payment of the Bonds, PNX may lack the ability to meet those obligations out of its currently available cash and liquid assets available at the holding company. Even if PNX is successful in amending the Indenture and obtaining a waiver from the Holders, there can be no assurances that PNX will make the filings with the SEC or the Trustee by such extended date, which could result in a default under the Indenture. Although we believe that PNX could take actions designed to satisfy its obligations under the Indenture, there can be no assurance that any of these actions would be sufficient, available or available on satisfactory terms, any of which could materially and adversely impact PNX’s and our business, liquidity and financial position.

The circumstances which gave rise to the Restatement, the restatements by the Company, PNX and Phoenix Life and the related SEC filing delays continue to create the risk of litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities, which could be expensive and damaging to our business and financial condition.

In connection with the Restatement, the failure by the Company to file the Delayed SEC Reports and PNX’s failure to file its corresponding SEC reports, as well as the reported weaknesses in internal control over financial reporting may subject the Company and PNX to a broad range of potential actions that may be taken against the Company and PNX by the staff of the SEC, including, but not limited to, a cease and desist order, suspension of trading of PNX’s securities, deregistration of PNX or the Company and/or the assessment of possible civil monetary penalties.

Any orders, actions or rulings relating to any of the foregoing that are not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The events which caused the need for this Restatement and the failure to timely file this 2012 Form 10-K and certain of our delayed SEC reports have resulted in certain rating agencies placing us on negative credit watch, downgrading our credit ratings and/or withdrawing these ratings and further credit rating downgrades of our financial strength ratings or withdrawal of these ratings are possible. These downgrades or withdrawals could result in an increase in policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign the Company and Phoenix Life financial strength ratings, and assign Phoenix debt ratings, based in each case on their opinions of the ability by the Company, PNX and Phoenix Life to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. The Company, PNX and Phoenix Life and their securities have been placed on negative credit ratings watch and/or downgraded or withdrawn by certain rating agencies in connection with the events which caused the need for this Restatement and the failure to timely file this 2012 Form 10-K and certain of our and PNX’s delayed SEC reports. These recent developments and any future rating downgrades or withdrawals may cause reputational damage, which could materially and adversely affect our ability to distribute our products through unaffiliated third parties, new sales of our products, the persistency of existing customers, increase policy surrenders and withdrawals and our ability to borrow. We cannot predict what actions rating agencies may take, or what actions we may take in response. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Financial statement restatements may result in downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings, any of which could negatively impact our liquidity. Such an increase would decrease our earnings, could reduce access to financing and have a material adverse effect on our operations.

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

We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating.

We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with certain variable and fixed indexed annuity liabilities. Certain derivative counterparty agreements of certain subsidiaries contain provisions that permit the parties to terminate the agreements upon the occurrence of a default under the Indenture covering the Bonds. In addition, certain of these agreements require our financial strength rating to be above a certain threshold. Given that our financial strength ratings are below a specified credit rating threshold in certain of our derivative agreements, the counterparties can request immediate payment, demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions. In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels and have been since March 2009.

The Company held no derivative instruments as of February 28, 2014 in an aggregate net liability position payable to any counterparty (i.e., the fair value of derivative instruments with each counterparty was in an aggregate net asset position payable to the Company if such holdings were liquidated).

If we are forced to terminate any derivative agreements, we may be unable to replace the derivative positions, thereby increasing our exposure to periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates, which could result in an increase in the valuation of the future policy benefit associated with such products and result in a material adverse effect on our earnings and financial condition.

We have incurred and expect to continue to incur significant expenses related to the Restatement, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures and preparation of this 2012 Form 10-K, the Delayed 2013 Reports and the 2014 Forms 10-Q.

We have devoted and expect to continue to devote substantial internal and external resources to remediation relating to the Restatement, the PNX restatement and the preparation and filing of this 2012 Form 10-K and the preparation of the Delayed SEC Reports and the 2014 Forms 10-Q. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services, consent waivers as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses, could have a material adverse effect on our business, profitability and financial condition. For additional information regarding principal accounting fees and services, please see Part III, Item 14 of this 2012 Form 10-K.

The Restatement process and the preparation of this 2012 Form 10-K have diverted, and the preparation of the Delayed SEC Reports continue to divert, management and other human resources from the operation of our business. The absence of timely and accurate financial information may hinder our ability to effectively manage the business of the Company.

The Restatement process and the preparation of this 2012 Form 10-K and the Delayed SEC Reports have diverted, and continue to divert, management and other human resources from the operation of our business. As a result of the delay in completing the Restatement, we have delayed filing our Third Quarter 2012 Form 10-Q and Delayed 2013 SEC Reports. We believe we will not be able to timely file one or more of our 2014 Forms 10-Q. The Board of Directors, members of management and the accounting, legal, administrative and other staff of the Company and PNX have spent, and continue to spend, significant time on the restatement of the financial statements, preparation of the Delayed SEC Reports, related disclosures and remediation of disclosure controls and procedures and internal control over financial reporting of the Company and its insurance company subsidiaries. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business. In addition, current, accurate financial information is essential to the management of our complex business, including controlling the financial risk associated with the products that the Company offers and sells. The Restatement and the absence of publicly available financial information may make it more difficult to accomplish the strategic objectives of the Company.

The Company and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent Statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims.

As a result of PNX’s U.S. GAAP financial statement restatement, certain errors were found in our and Phoenix Life’s financial statements prepared in accordance with Statements of Statutory Accounting Principles (“Statutory”) filed with the applicable state insurance regulators. Those errors were corrected in subsequent filings with the applicable state insurance regulators. We do not believe the state insurance regulators will deem it necessary to adjust our or Phoenix Life’s historical unaudited Statutory financial statement filings with the applicable state insurance regulators. However, the fact of the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC could result in various regulatory bodies conducting examinations or investigations and/or making inquiries of us and Phoenix Life concerning compliance with applicable laws and regulations, which may increase our compliance costs and the potential for regulatory investigations or proceedings or other claims. Any existing or future litigation, investigations, proceedings or claims that we, PNX and Phoenix Life are or could become involved in, or become the subject of, could have a material adverse effect on our financial condition, liquidity or financial statements.

Our failure to file audited Statutory financial statements with state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are required to file audited Statutory financial statements with the applicable regulatory authorities annually. As a result of the Restatement, we did not timely file our required 2012 annual audited Statutory financial statements with applicable state insurance regulators.

The Company is required to file audited Statutory financial statements with its applicable state insurance regulators. The Company has not been able to file these audited Statutory financial statements for the year ended December 31, 2012 as a result of the Restatement.  These regulators may take regulatory action against the Company as a result. The Company has requested and received extensions of the due date for its Statutory financial statements for the year ended December 31, 2012 from its insurance regulators where it is domesticated. The Company intends to file its Statutory financial statements for the year ended December 31, 2012 on or before April 30, 2014. The Company also believes it may not be able to file with its insurance regulators its audited Statutory financial statements for the year ended December 31, 2013 on or prior to the due date thereof. The Company believes that the audited Statutory financial statements for the year ended December 31, 2012 will vary from the unaudited Statutory financial statements for the year ended December 31, 2012 previously filed with its insurance regulators but that such differences are not likely to be material. The failure to timely file such audited Statutory financial statements and management’s report can result in, among other things, the imposition of sanctions and penalties, including operating restrictions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Business

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

These effects include, but are not limited to, the following:

●
Lower fee revenue and higher expenses. Significant declines in equity markets would decrease assets in our variable annuity and variable life product lines, resulting in lower fee income and increased amortization of deferred policy acquisition costs.

●
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

●
Realized and unrealized losses in alternative asset classes. We invest in private equity funds which generate returns that are more volatile than other asset classes and are relatively illiquid and, therefore, may be harder to value or sell in adverse market conditions.

●
Higher statutory reserve and capital requirements. Certain regulatory reserve and capital requirements incorporate actual and expected future capital market conditions and could increase materially in the event of significant equity market declines or changes in interest rates, credit spreads and credit default rates.

●
Losses due to changes in accounting estimates. Significant accounting estimates may be materially affected by the equity and debt markets and their impact on expected customer behavior. For example, in setting amortization schedules for our deferred policy acquisition costs, we make assumptions about future market performance, interest rates and policyholder behavior.

●
Increased funding requirements for our ultimate parent company’s pension plan. Future market declines could result in additional funding requirements. Also, the funding requirements of our ultimate parent company’s pension plan are sensitive to interest rate changes. Should interest rates decrease materially, the plan liabilities would increase.

●
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

Persistent low interest rates could also result in higher statutory reserve and capital requirements. The Company and its insurance company affiliates are subject to annual asset adequacy testing, which requires additional reserves to be posted if projected asset cash flows and future premiums are not able to support future policy claims and surrenders under a range of possible scenarios.

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

Legal actions and proceedings are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

We are regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. In addition, various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and other laws and regulations affecting our registered products. We are, and in the future may be, subject to and involved in legal actions and proceedings in the ordinary course of our businesses. Some of these proceedings have been brought, and may be brought in the future, on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Furthermore, certain institutional investors have purchased, or may purchase in the future, large numbers of Company policies in the secondary market and have asserted, or may assert, claims against us before regulatory agencies and in litigation. Substantial legal liability in these or future legal actions could have an adverse effect on us or cause us reputational harm, which in turn could, among other items, harm our business prospects, result in regulatory or legislative responses and have an adverse effect on our financial statements.

It is difficult to predict or determine the ultimate outcome of legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial statements. However, given the large or indeterminate amounts and/or other remedies sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the way we conduct our business and our financial condition, liquidity or financial statements in particular quarterly or annual periods. For a more detailed discussion of certain current litigation and other proceedings please refer to the discussion under “Item 3: Legal Proceedings” of this 2012 Form 10-K.

Our actuarial reserve calculations, particularly for universal life death benefits and guaranteed annuity benefits, require many assumptions and significant management judgment, which, if incorrect, could adversely affect our results of operations and financial condition.

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

We may experience losses if capital market conditions, mortality or longevity experience, policyholder behavior (e.g., persistency, premium payments, benefit utilization rates) or other factors differ significantly from the assumptions that we used in pricing products or that are reflected in our current financial results.

We set prices for our insurance and annuity products based upon capital market assumptions, expected mortality or longevity, and expected policyholder behavior. For capital market assumptions such as equity market returns and investment portfolio yields we use current market observations, historical information and management judgment. For mortality and longevity rates we use standard actuarial tables, company experience and management judgment. For policyholder behavior assumptions we use available industry and company data. Assumptions used in pricing our products generally are consistent with assumptions used to initially determine the amortization of deferred policy acquisition costs. Adverse experience relative to these assumptions could have a material adverse effect on our results from operations and financial condition.

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

Deviations in experience from our pricing assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). In 2011 and 2010, we implemented increases in the cost of insurance rates for certain universal life policies. However, these and any other permitted adjustments do not allow us to recoup past losses and may not be sufficient to maintain profitability in the future. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Our recent development of fixed indexed annuity products has required us to make pricing assumptions about the behavior of policyholders in a market segment with which we are not historically familiar and for product features for which there is limited long-term industry experience. In particular, if our pricing assumptions with respect to persistency and benefit utilization in the future prove inaccurate, we may experience an adverse impact on our results of operations or financial condition.

Adverse experience relative to our pricing assumptions could also result in higher amortization of deferred policy acquisition costs. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this 2012 Form 10-K. If our estimates of future gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the pricing assumptions are changed, resulting in an “unlocking” charge to income. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

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

Certain of our products include guaranteed benefits. These include GMDBs, guaranteed minimum accumulation benefits (“GMABs”), GMWBs and guaranteed minimum income benefits (“GMIBs”). Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit associated with such products, resulting in a reduction to earnings. We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with some of these liabilities and, even when these and other actions would otherwise successfully mitigate the risks related to these benefits, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior, including lower withdrawals or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. Hedging instruments we hold to manage product and other risks have not, and may continue to not, perform as intended or expected, resulting in higher realized losses. Market conditions can also result in losses on product related hedges and such losses may not be recovered in the pricing of the underlying products being hedged. These factors, individually or collectively, may adversely affect our profitability, financial condition or liquidity.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have devoted significant resources to develop and periodically update our risk management policies and procedures to reflect our ongoing review of our risks. However, our policies and procedures to monitor and manage risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. We use models in many aspects of our operations, including but not limited to the pricing of products, estimation of actuarial reserves, amortization of deferred policy acquisition costs, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain.  In addition, the risk of a natural or man-made catastrophe, pandemic, malicious act, terrorist act, or the occurrence of climate change, could adversely affect mortality, morbidity, or other relevant factors and, as a result, have a significant negative impact on our business. Our risk management efforts and other precautionary plans and activities may not adequately predict the impact on our business from such events.

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

Statutory surplus and regulatory or capital requirements may increase or decrease due to a variety of factors, including but not limited to the following: the amount of statutory income generated by the Company and its insurance company affiliates, unrealized gains or losses on equity and certain fixed income holdings, unrealized gains or losses on derivatives, changes in interest rates and equity market levels, changes in the credit quality of our fixed income investments, changes in policy reserves, funding requirements of our pension plan, additional reserve requirements as a result of annually required asset adequacy testing, changes in the capital models or applicable risk factors, and changes in statutory accounting rules or regulatory determinations. Most of these factors are outside of our control. One or more of these factors could significantly decrease statutory surplus or increase required RBC. If so, we could experience downgrades, loss of distribution relationships, higher surrenders and increased regulatory supervision.

We may be unsuccessful in our efforts to generate earnings growth in new market segments, particularly the sale of fixed indexed annuities to middle market customers.

We are implementing a business plan that leverages existing product manufacturing strengths and partnering capabilities to focus new business development in areas that are less capital intensive and appeal to distributors with middle market clients. We have limited experience in the middle market and in the design and sale of fixed indexed annuities. These products have required us to institute new processes for ensuring product suitability, executing hedges using derivatives and processing transactions. In addition, the ultimate profitability of these products is significantly influenced by future investment earnings, policy holder behavior and estimates of longevity. If the new risk management processes we designed prove inadequate, or if future investment earnings, policyholder behavior or longevity differs significantly from expectations, our results from operations may be adversely affected and our growth may not be sustained.

Our valuation of fixed maturity securities and equity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

We record fixed maturity and equity securities at fair value on our balance sheet. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, the valuation of securities may require the adoption of certain estimates and assumptions. In addition, prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and may change very rapidly as market conditions change or assumptions are modified. Significant changes in value may have a material adverse effect on our results of operations and financial condition. In addition, a decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (“OTTI”) has occurred. The decision on whether to record an OTTI or write-down is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the securities before recovery. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this 2012 Form 10-K for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other than temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change, which could result in a material adverse effect on our results of operation and financial condition.

We may incur losses if our reinsurers are unwilling or unable to meet their obligations under reinsurance agreements. The availability, pricing and terms of reinsurance may not be sufficient to protect us against losses.

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and to provide capital relief with regard to certain reserves. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from our reinsurers. Although we regularly evaluate the financial condition of our reinsurers, the inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our operating results. In addition, market conditions beyond our control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the same extent and on the same terms and rates as have been historically available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net exposure or develop other alternatives to reinsurance. Any of these alternatives may adversely affect our business, financial condition or operating results.

We might be unable to attract or retain personnel who are key to our business.

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us. Further, for as long as we remain delayed with our SEC reporting obligations, we are likely to continue to experience a certain amount of difficulty attracting and retaining highly qualified personnel, particularly at more senior levels, due to concerns about our status, and our ability to use our common stock to retain and motivate employees will also continue to be a challenge and subject to certain restrictions.

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

Tax law and policy are frequently reviewed and changed by the Internal Revenue Service and Congress and future changes in laws or regulations could increase our tax costs and tax assets or make some of our products less attractive to consumers.

Significant and fundamental changes in U.S. federal income tax laws, Treasury and other regulations have been made in recent years and additional changes are likely. Any such change may affect us. Moreover, judicial decisions, regulations or administrative pronouncements could unfavorably affect our tax costs and tax assets or make certain of our products less attractive to consumers.

Certain products we offer, primarily life insurance and annuities, receive favorable tax treatment under current federal and state tax law. This favorable treatment may be considered as providing certain of our products a competitive tax advantage over non-insurance products. In particular, for individual owners of life insurance policies and annuity contracts, earnings credited to these policies and contracts are tax-deferred until such time as the amounts are withdrawn from the policies or contracts. This differs from the treatment of dividend or interest earnings on other investments. Moreover, for life insurance, the death benefit proceeds are often received tax free. While an increasing proportion of our annuity contracts are issued in connection with Individual Retirement Accounts (“IRAs”), for which the tax-deferral benefit is the same regardless of whether the IRA is in connection with an annuity, annuities in IRAs often provide lifetime payout guarantees not offered by other IRA investments.

The tax consequences associated with our products could be altered at any time by legislative, judicial, or administrative action. Any such action that increases the taxation on our products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive.

In the recent past, there have been proposals to modify the tax treatment of IRAs, including one that would result in more rapid taxation of after-death distributions. These proposals do not target annuities in IRAs, but would impact all IRAs to the same extent. As a result, many of the competing IRA investment options would also be impacted.

With respect to life insurance company taxation, the administration’s budget proposals in recent years have included changes in the computation of the dividends received deduction relative to both general account and separate account dividends. If enacted, these actions could increase our taxable income and unfavorably impact our tax provision which would reduce our net income. The current administration has proposed certain other changes which, if adopted, could have a material adverse effect on our financial position and our ability to sell our products and could result in the surrender of some existing contracts and policies.
We also benefit from certain tax provisions available to most insurance corporations, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. Congress, as well as foreign, state and local governments, also considers from time to time legislation that could modify or eliminate these benefits, as well as other corporate tax provisions, thereby increasing our tax costs. If such legislation were to be adopted, our balance sheet and results of operations could be adversely impacted.

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

We are subject to extensive laws and regulations administered and enforced by a number of different governmental authorities including state insurance regulators, state securities administrators, the SEC, the New York Stock Exchange, the Financial Industry Regulatory Authority, the U.S. Department of Justice, state attorneys general, and foreign regulators. In light of recent events involving certain financial institutions and the last recession, the U.S. government has heightened its oversight of the financial services industry. In addition, it is possible that these authorities may adopt enhanced or new regulatory requirements intended to prevent future crises in the financial services industry and to assure the stability of institutions under their supervision. We cannot estimate whether such regulatory proposals will be adopted, or what impact, if any, such regulation could have on our business, operating results, financial condition or liquidity.

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

State insurance laws regulate most aspects of our U.S. insurance businesses, and the Company and its insurance company affiliates are regulated by the insurance departments of the states in which they are domiciled and licensed. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

●	Financial considerations, including standards of solvency, statutory reserves, reinsurance, and capital adequacy;
●	Trade practices, market conduct, and licensing of companies and agents;
●	Mandating certain insurance benefits and regulating certain premium rates;
●	Approval of policy forms and certain other related materials;
●	Permitted types and concentration of investments; and
●	Permitted dividends or other distributions, as well as transactions between affiliates and changes in control.

Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, operating results, financial condition and liquidity.

Regulatory actions or examinations could result in financial losses or harm to our businesses.

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

It is not feasible to predict or determine the ultimate outcome of regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial condition. However, given the inherent unpredictability of regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our financial statements in particular quarterly or annual periods.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board.

It is possible that future accounting standards which we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data - Adoption of New Accounting Standards” in this 2012 Form 10-K for more information.

Item 1B.         Unresolved Staff Comments

As of December 31, 2012, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.             Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. We also lease space in two garages in Hartford, Connecticut for employee parking. Property is also leased for our home office in East Greenbush, New York.

Item 3.             Legal Proceedings

See Note 17 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.             Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

We did not pay any dividends during the three years ended December 31, 2012.

Item 6.             Selected Financial Data

We have omitted this information from this report pursuant to General Instructions (I)(1)(a) and (b) of Form 10-K and are filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s narrative analysis of the results of operations is presented in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instruction (I)(2)(a) of Form 10-K.

FORWARD-LOOKING STATEMENTS

The discussion in this 2012 Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatement, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available;(iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, including that the SEC may seek sanctions against or deregister  PNX and the Company;(v) the risk of PNX’s failure to file its delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of its outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these delayed filings; (vi) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis; (vii) further downgrades or withdrawals of our  financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (viii) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (ix) the incurrence of significant Restatement-related expenses; (x) diversion of management and other human resources attention from the operation of our business; (xi) the risk that the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent Statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and (xii) risks associated with our failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) limited access to external sources of liquidity and financing; (vii) the effect of guaranteed benefits within our products; (viii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (ix) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (x) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (xi) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xvii) regulatory actions or examinations may harm our business; and (xviii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this 2012 Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this 2012 Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this 2012 Form 10-K.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This management’s narrative analysis provides a review of our financial condition at December 31, 2012 and 2011; our results of operations for the years 2012, 2011 and 2010; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with our financial statements in this 2012 Form 10-K.

Subsequent to the Company’s filing of its Form 10-Q for the period ended June 30, 2012, certain errors were identified in the Company’s statement of cash flows for the nine months ended September 30, 2012, as well as for previously reported periods. The Company filed a Current Report on Form 8-K with the SEC on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated. During the restatement process, the Company identified and corrected material errors, made certain reclassifications and adjustments to correct previously identified non-material out of period errors and corrected errors in retrospectively adopted amended accounting guidance. The impact of the restatement on the Company’s financial statements is detailed in Note 2 “Restatement and Amendment of Previously Reported Financial Information” to our financial statements and under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K. As a result of the errors identified during the restatement, management identified material weaknesses in our internal control over financial reporting and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012. These weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures and the Company’s remediation plans are more fully described in “Item 9A: Controls and Procedures” in Part II of this 2012 Form 10-K.

Executive Overview

Business

We provide life insurance and annuity products through independent agents and financial advisors. Our policyholder base includes both affluent and middle market consumers, with our more recent business concentrated in the middle market. Most of our life insurance in force is permanent life insurance (universal life and variable universal life) insuring one or more lives. Our annuity products include fixed and variable annuities with a variety of death benefit and guaranteed living benefit options.

In 2012, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 91% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate,  provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

●
Fees on life and annuity products consist primarily of: (i) COI charges, which are based on the difference between policy face amounts and the account values (referred to as the NAR); (ii) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (iii) premium-based fees to cover premium taxes and renewal commissions; and (iv) surrender charges.

●
Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and recoverables, interest credited to policyholders and changes in reserves for future claims payments. Certain universal life reserves are based on management’s assumptions about future COI fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves.

For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal benefits. The assumptions used to calculate the guaranteed minimum withdrawal liability are consistent with those used for amortizing deferred policy acquisition costs.

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk, and these factors can vary significantly from period to period.

●
Interest margins consist of net investment income earned on universal life, fixed indexed annuities and other policyholder funds, gains on options purchased to fund index credits less the interest or index credits applied to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

●
Non-deferred operating expenses are expenses related to servicing policies, premium taxes, reinsurance allowances, non-deferrable acquisition expenses and commissions and general overhead. They also include pension and other benefit costs which involve significant estimates and assumptions.

●
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

●
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The change in fair value related to the embedded derivative liability is also included in net realized gains or losses.  The fair value of the embedded derivative liability is calculated using significant management estimates. Depending on the product, these estimates may include: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary; and (v) cash flow projections based on actuarial and capital market assumptions, which include benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. These factors can vary significantly from period to period.

●
Income tax expense/benefit consists of both current and deferred tax provisions. The computation of these amounts is a function of pre-tax income and the application of relevant tax law and U.S. GAAP accounting guidance. In assessing the realizability of our deferred tax assets, we make significant judgments with respect to projections of future taxable income, the identification of prudent and feasible tax planning strategies and the reversal pattern of the Company’s book-to-tax differences that are temporary in nature. We also consider the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. Based on our assessment, we have recorded a valuation allowance against a significant portion of our deferred tax assets based upon our conclusion that there is insufficient objective positive evidence to overcome the significant negative evidence from our cumulative losses in recent years. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheets as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities and variable universal life are reflected on our balance sheets as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheets as an increase in policy liabilities and accruals.

Recent Trends in Earnings Drivers

●
Fees on life and annuity products. Fees on our life and annuity products decreased $29.0 million in the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011. Lower fees were primarily a result of COI charges which decreased $34.3 million related to declining universal life and variable universal life insurance in force. Partially offsetting these declines were higher fees related to an increase in outstanding annuity policies.

●
Policy benefits. Policy benefits increased $94.2 million in 2012 compared to 2011. The increase in policy benefit expense was a result of higher death benefits for universal life products as a result of negative mortality experience during 2012, primarily in the third quarter. Annuity benefits increased largely due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees which were driven by additional sales during the year.  Policy benefit expenses of $28.3 million were incurred during 2012 due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012 compared to a decrease in benefit expenses of $12.7 million due to the reserve unlocking during 2011.

●
Interest margins. Universal life interest margins declined slightly in 2012 compared to 2011 primarily as a result of lower interest credited consistent with declining funds under management. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

●
Operating expenses. Non-deferred operating expenses increased $11.1 million to $103.6 million in 2012, compared to $92.5 million in 2011. The increase in operating expenses was a result of higher professional fees and outside services and an increase in commissions.

●
Deferred policy acquisition cost.  Policy acquisition cost amortization decreased $6.0 million in 2012 compared to 2011.  Excluding the impact of the unlocking, amortization related to universal life decreased as a result of negative mortality experience during the year.  Amortization related to annuities decreased primarily as a result of improved market performance. This decrease in amortization was partially offset by the unlocking of assumptions as a result the annual comprehensive review of assumptions in the third quarter of 2012.  The unlocking resulted in an increase in amortization of $1.6 million during 2012, compared to an increase in amortization of $1.2 million during 2011,which was the result of an increase in amortization related to fixed and variable annuity policies primarily due to lower spreads due to the low interest rate environment.

●
Net realized investment losses. Net realized investment losses of $22.3 million were recognized for the year ended December 31, 2012, compared with net realized investment losses of $19.4 million for the year ended December 31, 2011. Realized investment losses for the year ended December 31, 2012 were due to an impairment loss of $2.8 million on long-term debt securities and a net loss of $41.3 million on derivative assets and embedded derivative liabilities.  These losses were partially offset by net realized gains of $21.3 million on long-term debt securities. The net derivative loss for 2012 was attributable to a loss of $33.9 million on derivative contracts associated with our variable and fixed annuity guarantees, a loss of $3.5 million associated with embedded derivatives related to related party reinsurance agreements and a loss of $15.1 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.  These derivative losses were offset by gains of $11.2 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees.  A loss of $3.5 million related to the non-performance risk factor was included in the total derivative loss.

●
Income taxes. The effective tax rate for 2012 and 2011 was (13.3%) and 23.9% respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2012 was the dividend received deduction, expired tax attribute carryforwards and an increase in the valuation allowance on the pre-tax loss. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2011 was the dividend received deduction and an increase in the valuation allowance on the pre-tax income.

Strategy and Outlook

We are focused on the following key strategic pillars, which have defined our strategy since 2009:

●	Balance sheet strength;
●	Policyholder service;
●	Operational efficiency; and
●	Profitable growth.

We believe this strategy has produced a firm foundation and positioned us for continued growth, even as our business remains sensitive to general economic conditions and capital market trends including equity markets and interest rates.

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

Recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance, and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products have changed. Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have made, and may in the future make, such adjustments.

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of estimated gross profits (“ EGPs”) in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models as described more fully in Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K. While the final impact of the 2013 annual comprehensive assumption review is not yet complete, preliminary indications suggest an overall improvement in mortality experience and an increase in interest rates, both of which are significant assumptions and a driver of results. However, the ultimate impact of this experience on the annual unlock and on our results of operations has not yet been determined.

The Company incurred $18.6 million in 2013 for audit, financial and actuarial consulting, and legal expenses related to the restatement process and preparation of restated financial statements.

Impact of New Accounting Standards

For a discussion of accounting standards and change in accounting, see Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting estimates are reflective of significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and deferred annuities, deferred policy acquisition costs are amortized in proportion to EGPs discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed, indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. EGPs are based on historical and anticipated future experience which is updated periodically.

Certain of our policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders.

In addition, deferred policy acquisition costs are adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts on interest margins as if these unrealized amounts had been realized.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (8.0% long-term return assumption) Variable Universal Life (8.0% long-term return assumption)
Separate account return assumptions are derived from the long-term returns observed in the asset classes in which the separate accounts are invested. Short-term deviations from the long-term expectations are expected to revert to the long-term assumption over five years.

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

Significant Assumption	Product	Explanation and Derivation

Mortality / longevity	Universal Life Variable Universal Life Fixed and Indexed Annuities
Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. These assumptions vary by issue age, gender, underwriting class and policy duration.

Policyholder behavior – policy persistency	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities
Policy persistency assumptions vary by product and policy year and are updated based on recently observed experience. Policyholders are generally assumed to behave rationally; hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life
Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale and expected policy lapses without value. Assumptions are updated based on recent experience and include anticipated changes in behavior based on changes in policy charges if the Company has a high degree of confidence that such changes will be implemented (e.g., change in COI charges).

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

During the third quarter of every year, we complete a comprehensive assumption review where management makes a determination of best estimate assumptions based on a comprehensive review of recent experience and industry trends. Assumption changes resulting from this review change our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision. Throughout the year, we may also update the assumptions and adjust the deferred policy acquisition cost, SIA, URR and certain guaranteed minimum income and death benefit balances if emerging data indicate a change is warranted. Our process to assess the reasonableness of the EGPs used for this purpose uses internally developed models together with consideration of applicable recent experience, analysis of market and industry trends and other events. Actual gross profits that vary from management’s estimates in a given reporting period may also result in increases or decreases in the rate of amortization recorded in the period.

All assumption changes, whether resulting from the annual comprehensive review or from other periodic assessments, are considered an unlock in the period of revision. An unlock adjusts the deferred policy acquisition cost, SIA and URR balances as well as additional death benefit reserves and COI balances in the balance sheets. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

An analysis is performed annually to assess if there are sufficient gross profits to recover the deferred policy acquisition costs associated with business written during the year. If the estimates of gross profits or margins cannot support the or recovery of deferred policy acquisition costs, the amount deferred is reduced to the recoverable amount.

Over the last several years, the Company has revised a number of assumptions, resulting in changes to expected future gross profits:

●
Separate account returns: Trends in equity markets have been reflected in the separate account return assumptions for variable annuities and variable universal life business. Our sensitivity analysis of the impact of this assumption indicates that at December 31, 2012, had we reprojected EGPs using a 100 basis point lower separate account return assumption (after fund fees and mortality and expense charges) and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $4.2 million, before taxes. Conversely, a 100 basis point increase in the separate account return assumption would have decreased amortization and increased net income by approximately $5.5 million, before taxes.

●
Interest rates and default rates: Changes in estimates of future interest rates result in changes in the amortization of deferred policy acquisition costs associated with certain products because future EGPs include interest margins. The impacts of such a change depend on a variety of factors including the period over which the change is expected, the relative change between short-term and long-term interest rates, and management’s ability and preparedness to change policy credited rates.

●
Policyholder behavior: Changes in surrender, policy persistency and premium persistency assumptions will result in changes in the amortization of deferred policy acquisition costs. The impact of an increase or decrease in these assumptions on amortization is dependent on the manner in which the change in assumptions affects EGPs.  For example, anticipated increases in future surrender rates on contracts with expected future losses may increase EGPs and reduce current period amortization. Policyholder behavior assumptions are established through an evaluation of a variety of product and policyholder specific factors and external environmental factors.

●	Expenses: The impact of future changes in policy administration expense could impact EGPs and increase or decrease net income.

Policy Liabilities and Accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products.  Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated recognizing future expected benefits, expenses and premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policyholder behavior, investment returns, inflation, expenses and other contingent events as appropriate. These assumptions are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a cohort basis, as appropriate. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

Additional policyholder liabilities for guaranteed benefits on variable annuity and on fixed index annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess over the accumulation period based on total expected assessments. Because these estimates are sensitive to capital market movements, amounts are calculated using multiple future economic scenarios.

Additional policyholder liabilities are established for certain contract features that could generate significant reductions to future gross profits (e.g., death benefits when a contract has zero account value and a no-lapse guarantee). The liabilities are accrued over the lifetime of the block based on assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs, and are, thus, subject to the same variability and risk. The assumptions of investment performance and volatility for variable and equity index products are consistent with historical experience of the appropriate underlying equity indices.

The universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which a liability is required to be held in addition to the policy liabilities recorded for the block. These liabilities are accrued ratably over the profitable periods to offset the future anticipated losses. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

The Company periodically reviews its estimates of actuarial liabilities for policyholder benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this 2012 Form 10-K for more information.

Embedded Derivative Liabilities

We make guarantees on certain variable annuity contracts, including GMAB, GMWB and COMBO as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB, GMWB and COMBO embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include estimates derived from the asset derivatives market, including the equity volatility and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in realized investment gains. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The value of the index credits in future years is estimated to be the budgeted amount. The budget amount is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). We estimate our CSA using the credit spread (based on publicly available credit spread indices) for financial services companies similar to the Company and its insurance company affiliates.

The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2012 fair value of $26.9 million would increase to $29.0 million if the chosen spread were decreased by 50 basis points. If the chosen spread were increased by 50 basis points, the fair value would decrease to $24.9 million. The impact of the CSA related to variable annuity GMAB and GMWB embedded derivatives at December 31, 2012 and 2011 was a reduction of $16.6 million and $36.7 million in the reserves associated with these riders, respectively.

Valuation of Debt Securities

We classify our debt securities as available-for-sale and report them in our balance sheets at fair value. Fair value is based on quoted market price or external third party information, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of Fixed Maturity Securities	As of December 31, 2012
by Pricing Source:	Fixed	% of
($ in millions)	Maturities	Total
	at Fair Value	Fair Value

Priced via independent market quotations	$2,152.6	66.9%
Priced via matrices	735.3	22.9%
Priced via broker quotations	61.1	1.9%
Priced via other methods	23.3	0.7%
Short-term investments(1)	244.9	7.6%
Total	$3,217.2	100.0%
———————

(1)	Short-term investments are valued at amortized cost, which approximates fair value.

See Note 10 to our financial statements under Item 8 “Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional disclosures of our fair value methodologies.

Other-than-Temporary Impairments

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be other-than-temporary.

For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings and any amounts related to other factors are recognized in OCI. The credit loss component represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in accumulated other comprehensive income (“AOCI”). Subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and, if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis once the Company has determined that the interest income is likely to be collected.

In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

●	the extent and the duration of the decline;
●	the reasons for the decline in value (credit event, interest related or market fluctuations);
●	our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery; and
●	the financial condition and near term prospects of the issuer.

A debt security impairment is deemed other-than-temporary if:

●	we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or
●	it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an OTTI has occurred.

On a quarterly basis, we evaluate securities in an unrealized loss position for potential recognition of an OTTI. In addition, we maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose fair value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months.

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss, as summarized on pages 55, “Duration of Gross Unrealized Losses on Securities.” An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to a decline in market value and the likelihood such market value decline will recover.

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

See Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the Debt Securities and Enterprise Risk Management sections of Management’s Narrative Analysis of the Results of Operations in this 2012 Form 10-K for more information.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes.

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. U.S. GAAP requires an assessment of the realizability of deferred tax assets in order to determine whether a valuation allowance should be recorded. The total deferred tax asset, net of any valuation allowance, represents the deferred tax asset that management estimates to be realizable. The assessment of the realizability of deferred tax assets involves management making assumptions and judgments about all available positive and negative evidence including the reversal of gross deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent operating results, including the existence of cumulative income (loss) incurred over the three-year period ended December 31, 2012.

As of December 31, 2012, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $105.4 million has been recorded on net deferred tax assets of $121.6 million. The valuation allowance recorded constitutes a full valuation allowance on the net deferred tax assets that require future taxable income in order to be realized. The remaining deferred tax asset of $16.2 million attributable to available-for-sale debt securities with gross unrealized losses do not require a valuation allowance due to our ability and intent to hold these securities until recovery of fair or principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $60.2 million in net loss and an increase of $11.1 million in OCI-related deferred tax balances.

The calculation of tax liabilities involves uncertainties in applying certain tax laws. ASC 740 provides that a tax benefit that arises from an uncertain tax position that is more likely than not to be upheld upon IRS examination shall be recognized in the financial statements. The more likely than not threshold requires judgments made by management and the related tax liability is adjusted accordingly as new information becomes available. Due to the complexities of such uncertainties, tax payments made upon IRS examination may be materially different from the current estimate of tax liabilities in the event there is disagreement on the tax positions taken. Those payments are reflected in income tax expense in the period in which the examinations are completed.

The Company has minimal uncertain tax positions and accordingly, the liability for uncertain tax positions is not material to the financial statements.

See Note 11 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for more information.

Litigation Contingencies

The Company is a party to legal actions and is involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations, and litigation-related contingencies to be reflected in the Company’s financial statements. It is possible that an adverse outcome in certain of the Company’s litigation or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s net loss or cash flows in particular quarterly or annual periods.

Results of Operations

Summary Financial Data:	Years Ended		Increase (decrease) and
($ in millions)	December 31,		percentage change
	2012	2011	2012 vs. 2011
		As restated
		and amended
REVENUES:
Premiums	$8.5	$2.3	$6.2	NM
Insurance and investment product fees	365.3	394.3	(29.0)	(7%)
Net investment income	130.9	101.1	29.8	29%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5.0)	(10.1)	5.1	50%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	2.2	6.9	(4.7)	(68%)
Net OTTI losses recognized in earnings	(2.8)	(3.2)	0.4	13%
Net realized investment gains (losses), excluding OTTI losses	(19.5)	(16.2)	(3.3)	(20%	)
Net realized investment losses	(22.3)	(19.4)	(2.9)	(15%	)
Total revenues	482.4	478.3	4.1	1%

BENEFITS AND EXPENSES:
Policy benefits	396.8	302.6	94.2	31%
Policy acquisition cost amortization	103.5	109.5	(6.0)	(5%)
Other operating expenses	103.6	92.5	11.1	12%
Total benefits and expenses	603.9	504.6	99.3	20%
Loss before income taxes	(121.5)	(26.3)	(95.2)	NM
Income tax expense (benefit)	16.2	(6.3)	22.5	NM
Net loss	$(137.7)	$(20.0)	$(117.7)	NM
———————
Not meaningful (NM)

Year ended December 31, 2012 compared to year ended December 31, 2011

The Company recorded a net loss of $137.7 million for the twelve months ended December 31, 2012 as compared with a net loss of $20.0 million for the twelve months ended December 31, 2011. The decrease in results of operations reflects higher policy benefits and operating expenses and lower fee income. These declines in results were partially offset by higher net investment income and a decrease in net realized investment losses.

Insurance and investment product fees on our life and annuity products decreased $29.0 million for the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011. Lower fees were primarily a result of a $34.3 million decrease in COI charges related to declining universal life insurance and variable universal life in force.  Partially offsetting these declines were higher administrative fees related to an increase in outstanding annuity policies.

Net investment income increased by $29.8 million to $130.9 million for the twelve months ended December 31, 2012 compared to $101.1 million for the twelve months ended December 31, 2011. The increase was due to higher investment income on long-term debt securities as a result of additional purchases made during the year due to the growth in fixed indexed annuities funds under management.

Net realized investment losses of $22.3 million were recognized for the year ended December 31, 2012 compared with net realized investment losses of $19.4 million for the year ended December 31, 2011. Realized investment losses for the year ended December 31, 2012 were due to an impairment loss of $2.8 million on long-term debt securities and a net loss of $41.3 million on derivative assets and embedded derivative liabilities.  These losses were partially offset by net realized gains of $21.3 million on long-term debt securities. The net derivative loss for 2012 was attributable to a loss of $33.9 million on derivative contracts associated with our variable and fixed annuity guarantees, a loss of $3.5 million associated with embedded derivatives related to related party reinsurance agreements and a loss of $15.1 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.  These derivative losses were offset by gains of $11.2 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees.  A loss of $3.5 million related to the non-performance risk factor was included in the total derivative loss.

Policy benefits increased $94.2 million for the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011. The increase in policy benefit expense was a result of higher death benefits for universal life policies as a result of negative mortality experience during 2012, primarily in the third quarter. Annuity benefits increased largely due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees which were driven by additional sales during the year.  Policy benefit expenses of $28.3 million were incurred during 2012 due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012 compared to a decrease in benefit expenses of $12.7 million due to the reserve unlocking during 2011.

Policy acquisition cost amortization decreased $6.0 million for the twelve months ended December 31, 2012 compared with the twelve months ended December 31, 2011.  Excluding the impact of the unlocking, amortization related to universal life decreased as a result of negative mortality experience during the year.  Amortization related to annuities decreased primarily as a result of improved market performance. This decrease in amortization was partially offset by the unlocking of assumptions as a result the annual comprehensive review of assumptions in the third quarter of 2012.  The unlocking resulted in a increase in amortization of $1.6 million during 2012, compared to an increase in amortization of $1.2 million during 2011, which was the result of a increase in amortization related to fixed and variable annuity policies primarily due to lower spreads due to the low interest rate environment.

Other operating expenses increased $11.1 million to $ 103.6 million for the year ended December 31, 2012, compared with $92.5 million for the year ended December 31, 2011. The increase in operating expenses was a result of higher professional and outside services and an increase in commissions.

The effective tax rate for 2012 and 2011 was 13.3% and (23.9%) respectively.  The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2012 was an increase in the valuation allowance on the pre-tax loss and the dividend received deduction. The principal cause of the difference between the effect rate and the U.S. statutory rate of 35.0% in 2011 was an increase in the valuation allowance on the pre-tax loss and the dividend received deduction.

The Company recorded an income tax expense of $16.2 million to continuing operations in 2012, compared to an income tax benefit of $6.3 million to continuing operations in 2011. A current tax expense of $27.7 million was recognized related to the accrual of regular taxes, offset by available credits up to the alternative minimum tax liability.  This current tax expense was offset by a deferred tax benefit of $11.5 million that results from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefitting of current year losses in continuing operations when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g. discontinued operations, other comprehensive income). In 2011, a current tax expense of $0.6 million was recognized related to alternative minimum tax, offset by a deferred tax benefit of $6.9 million related to the same intraperiod allocation rules applicable in 2012.

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2012	2011	2012 vs. 2011
	As restated	As restated	As restated
	and amended	and amended	and amended
REVENUES:
Premiums	$0.7	$0.2	$0.5	NM
Insurance and investment product fees	96.8	101.6	(4.8)	(5%)
Net investment income	30.6	21.5	9.1	42%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.7)	(1.6)	0.9	56%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.3)	0.7	(1.0)	NM
Net OTTI losses recognized in earnings	(1.0)	(0.9)	(0.1)	(11%)
Net realized investment losses, excluding OTTI losses	(1.5)	—	(1.5)	NM
Total net realized investment losses	(2.5)	(0.9)	(1.6)	NM
Total revenues	125.6	122.4	3.2	3%

BENEFITS AND EXPENSES:
Policy benefits	61.8	61.7	0.1	0%
Policy acquisition cost amortization	40.7	34.2	6.5	19%
Other operating expenses	26.8	23.8	3.0	13%
Total benefits and expenses	129.3	119.7	9.6	8%
Income (loss) before income taxes	(3.7)	2.7	(6.4)	NM
Income tax expense (benefit)	18.8	(0.9)	19.7	NM
Net income (loss)	$(22.5)	$3.6	$(26.1)	NM
———————

Not meaningful (NM)

Three months ended March 31, 2012 vs. three months ended March 31, 2011

The Company recorded a net loss of $22.5 million for the three months ended March 31, 2012, compared with net income of $3.6 million for the three months ended March 31, 2011. The decrease in results reflects lower insurance and investment product fees, partially offset by higher net investment income.

Insurance and investment product fees decreased $4.8 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily as a result of lower cost of insurance charges related to declining universal life insurance in force.

Net investment income increased by $9.1 million to $30.6 million for the three months ended March 31, 2012 compared to $21.5 million for the three months ended March 31, 2011. The increase was due to higher investment income on long-term debt securities as a result of additional purchases made during the year due to the growth in fixed indexed annuities funds under management.

Net realized investment losses of $2.5 million were recognized for the three months ended March 31, 2012, compared with net realized investment losses of $0.9 million for the three months ended March 31, 2011. Realized investment losses for the quarter were due to an impairment loss of $1.0 million on long-term debt securities and a net loss of $1.7 million on derivative assets and embedded derivative liabilities. The derivative loss was attributable to a loss of $13.8 million on derivative contracts associated with our variable and fixed annuity guarantees and a loss of $5.7 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.  These derivative losses were offset by gains of $17.7 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees.  A loss of $4.1 million related to the non-performance risk factor was included in the total derivative loss.

Policy acquisition cost amortization increased $6.5 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Amortization related to fixed indexed annuities increased primarily due to higher policy acquisition cost balances resulting from additional policy sales during the period. Partially offsetting these increases, amortization decreased primarily related to variable annuities as a result of improved market performance.

The Company recorded an income tax expense of $18.8 million and an income tax benefit of $0.9 million for the three months ended March 31, 2012 and 2011, respectively.  $20.1 million of the tax expense relates to current taxes accrued. The expected deferred tax offset related to the alternative minimum tax credit carryforward was eliminated by an increase in the valuation allowance. Additionally, this current tax expense was offset by a deferred tax benefit of $1.3 million resulting from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefiting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g., discontinued operations, other comprehensive income).

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2012	2011	2012 vs. 2011
	As restated	As restated	As restated
	and amended	and amended	and amended
REVENUES:
Premiums	$1.7	$0.1	$1.6	NM
Insurance and investment product fees	91.4	101.3	(9.9)	(10%)
Net investment income	32.6	24.2	8.4	35%
Net realized investment gains (losses):
Total OTTI losses	(3.0)	(0.7)	(2.3)	NM
Portion of OTTI losses recognized in OCI	2.4	0.3	2.1	NM
Net OTTI losses recognized in earnings	(0.6)	(0.4)	(0.2)	(50%)
Net realized investment (losses), excluding OTTI losses	(13.4)	(2.6)	(10.8)	NM
Net realized investment (losses)	(14.0)	(3.0)	(11.0)	NM
Total revenues	111.7	122.6	(10.9)	(9%)

BENEFITS AND EXPENSES:
Policy benefits	91.6	83.6	8.0	10%
Policy acquisition cost amortization	27.6	27.2	0.4	1%
Other operating expenses	24.1	21.8	2.3	11%
Total benefits and expenses	143.3	132.6	10.7	8%
Loss before income taxes	(31.6)	(10.0)	(21.6)	NM
Income tax expense (benefit)	0.5	2.1	(1.6)	(76%)
Net loss	$(32.1)	$(12.1)	$(20.0)	NM
———————
Not meaningful (NM)

Analysis of Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

The Company recorded a net loss of $32.1 million, for the three months ended June 30, 2012, compared with a net loss of $12.1 million for the three months ended June 30, 2011. The decrease in results reflects lower insurance and investment product fees and higher realized investment losses and policy benefits expenses. These items were partially offset by higher net investment income.

Insurance and investment product fees declined $9.9 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011. Lower fees were primarily a result of a decrease of $7.6 million in cost of insurance charges related to declining life insurance in force and a decrease of $2.5 million in surrender charges consistent with lower policy surrenders.

Net investment income increased by $8.4 million to $32.6 million for the three months ended June 30, 2012 compared to $24.2 million for the three months ended June 30, 2011. The increase was due to higher investment income on long-term debt securities as a result of additional purchases made during the year due to the growth in fixed indexed annuities funds under management.

Net realized investment losses of $14.0 million were recognized for the three months ended June 30, 2012, compared with net realized investment losses of $3.0 million for the three months ended June 30, 2011. Realized investment losses for the 2012 second quarter were due to an impairment loss of $0.6 million on long-term debt securities and a net loss of $13.5 million on derivative assets and embedded derivative liabilities.  The derivative loss was attributable to a loss of $17.5 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees.  These derivative losses were offset by gains of $2.8 million on derivative contracts associated with our variable and fixed annuity guarantees and gains of $1.1 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. A loss of $1.9 million related to the non-performance risk factor was included in the total derivative loss.

Policy benefits increased $8.0 million to $91.6 million for the three months ended June 30, 2012 compared with $83.6 million for the three months ended June 30, 2011. The increase in policy benefit expenses was primarily a result of higher annuity benefits due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees which were driven by additional sales during the period.  In addition, life reserves increased due to live rescissions during the quarter.  These increases were partially offset by lower universal life benefits due to positive mortality over the quarter.

The Company recorded an income tax expense of $0.5 million for the quarter ended June 30, 2012 compared with income tax expense of $2.1 million as of June 30, 2011. The decrease was driven by a $4.4 million benefit resulting from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g., discontinued operations, other comprehensive income). This expense was offset by a decrease of $4.9 million of current tax expense.

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2012	2011	2012 vs. 2011
		As restated
		and amended
REVENUES:
Premiums	$0.8	$1.1	$(0.3)	(27%)
Insurance and investment product fees	92.3	96.9	(4.6)	(5%)
Net investment income	33.3	25.0	8.3	33%
Net realized investment gains (losses):
Total OTTI losses	(0.7)	(4.7)	4.0	85%
Portion of OTTI losses recognized in OCI	(0.3)	3.7	(4.0)	NM
Net OTTI losses recognized in earnings	(1.0)	(1.0)	-	0%
Net realized investment gains (losses), excluding OTTI losses	4.8	(3.2)	8.0	NM
Net realized investment gains (losses)	3.8	(4.2)	8.0	NM
Total revenues	130.2	118.8	11.4	10%

BENEFITS AND EXPENSES:
Policy benefits	157.4	93.9	63.5	68%
Policy acquisition cost amortization	24.3	28.9	(4.6)	(16%)
Other operating expenses	24.8	24.1	0.7	3%
Total benefits and expenses	206.5	146.9	59.6	41%
Loss before income taxes	(76.3)	(28.1)	(48.2)	NM
Income tax expense (benefit)	4.3	(18.0)	22.3	NM
Net loss	$(80.6)	$(10.1)	$(70.5)	NM
———————
Not meaningful (NM)

Analysis of Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

The Company recorded a net loss of $80.6 million for the three months ended September 30, 2012 compared with a net loss of $10.1 million for the three months ended September 30, 2011. The decrease reflects higher policy benefits and lower investment and product fee income. These declines in results were partially offset by higher realized investment gains and net investment income.

Insurance and investment product fees on our life and annuity products decreased $4.6 million in the three months ended September 30, 2012 compared with the three months ended September 30, 2011. Lower fees were primarily a result of COI for the third quarter of 2012 charges which decreased $7.1 million related to declining universal life insurance in force.  Partially offsetting these declines were higher investment product fees related to an increase in outstanding annuity policies.

Net investment income increased by $8.3 million to $33.3 million for the three months ended September 30, 2012 compared to $25.0 million for the three months ended September 30, 2011. The increase for the third quarter of 2012 was due to higher investment income on long-term debt securities as a result of additional purchases made during the year due to the growth in fixed indexed annuities funds under management.

Net realized investment gains of $3.8 million were recognized for the three months ended September 30, 2012, compared with net realized investment losses of $4.2 million for the three months ended September 30, 2011. Realized investment losses for the 2012 third quarter were due to an impairment loss of $1.0 million on long-term debt securities and a net loss of $25.7 million on derivative assets and embedded derivative liabilities.  These losses were partially offset by net realized gains of $20.7 million on long-term debt securities. The derivative loss was attributable to a loss of $10.1 million on derivative contracts associated with our variable and fixed annuity guarantees and a loss of $7.8 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.  These derivative losses were offset by gains of $12.5 million on our embedded derivative assets and liabilities associated with variable and fixed indexed annuity guarantees.  A loss of $2.9 million relating to the non-performance risk factor was included in the total derivative loss.

Policy benefits increased $63.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in policy benefit expense was driven by adverse mortality and significant claim expenses, primarily related to universal life. Fluctuations in mortality are inherent in our lines of business. Annuity benefits increased due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees, which were driven by increased annuity sales during the period.  Policy benefits expenses of $28.3 million were incurred during the quarter due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012.

The Company recorded an income tax expense of $4.3 million for the quarter ended September 30, 2012 compared with a tax benefit of $18.0 million as of September 30, 2011. The increase for the third quarter of 2012 was driven by a $5.0 million current tax accrured. This benefit was offset by an additional $0.7 million benefit that results from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefiting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g., discontinued operations, other comprehensive income).

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	December 31,		percentage change
	2012	2011	2012 vs. 2011
		As restated
		and amended
REVENUES:
Premiums	$5.3	$0.9	$4.4	NM
Insurance and investment product fees	84.8	94.5	(9.7)	(10%)
Net investment income	34.4	30.4	4.0	13%
Net realized investment gains (losses):
Total OTTI losses	(0.6)	(3.1)	2.5	81%
Portion of OTTI losses recognized in OCI	0.4	2.2	(1.8)	(82%)
Net OTTI losses recognized in earnings	(0.2)	(0.9)	0.7	(78%)
Net realized investment gains (losses), excluding OTTI losses	(9.4)	(10.4)	(1.0)	NM
Net realized investment gains (losses)	(9.6)	(11.3)	(1.7)	NM
Total revenues	114.9	114.5	0.4	0%

BENEFITS AND EXPENSES:
Policy benefits	86.0	63.4	22.6	36%
Policy acquisition cost amortization	10.9	19.2	(8.3)	(43%)
Other operating expenses	27.9	22.8	5.1	22%
Total benefits and expenses	124.8	105.4	19.4	18%
Income (loss) before income taxes	(9.9)	9.1	(19.0)	NM
Income tax expense (benefit)	(7.4)	10.5	(17.9)	NM
Net income (loss)	$(2.5)	$(1.4)	$(1.1)	NM
Not meaningful (NM)

Analysis of Results of Operations

Three months ended December 31, 2012 compared with three months ended December 31, 2011

The Company recorded a net loss of $2.5 million for the three months ended December 31, 2012, compared with a net loss of $1.4 million for the three months ended December 31, 2011. The decrease for the fourth quarter of 2012 reflects higher policy benefits and operating expenses and lower insurance and investment product fee income. These declines in results were partially offset by higher net investment income and premiums and lower policy acquisition cost amortization.

Premium revenue increased $4.4 million in the three months ended December 31, 2012 compared with the three months ended December 31, 2011 due to increased renewal premiums and increased sales of single premium supplemental contracts.

Insurance and investment product fees on our life and annuity products decreased $9.7 million in the three months ended December 31, 2012 compared with the three months ended December 31, 2011. Lower fees for the fourth quarter of 2012 were primarily a result of a $13.9 million decrease in COI charges related to declining universal life insurance in force.  Partially offsetting these declines were higher investment product fees related to an increase in outstanding annuity policies.

Net investment income increased by $4.0 million to $34.4 million for the three months ended December 31, 2012 compared to $30.4 million for the three months ended December 31, 2011. The increase for the fourth quarter of 2012 was due to higher investment income on long-term debt securities as a result of additional purchases made during the year due to the growth in fixed indexed annuities funds under management.

Net realized investment losses of $9.6 million were recognized for the three months ended December 31, 2012, compared with net realized investment losses of $11.3 million for the three months ended December 31, 2011. Realized investment losses for the quarter were due to an impairment loss of $0.2 million on long-term debt securities and a net loss of $20.6 million on derivative assets and embedded derivative liabilities.  The derivative loss was attributable to a loss of $12.8 million on derivative contracts associated with our variable and fixed annuity guarantees, a loss of $3.5 million associated with embedded derivatives related to related party reinsurance agreements,   and a loss of $2.7 million related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact.  These derivative losses were offset by gains of $8.6 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees.  A loss of $2.9 million related to the non-performance risk factor was included in the total derivative loss.

Policy benefits increased $22.6 million for the three months ended December 31, 2012 compared with the three months ended December 31, 2011. The increase in policy benefit expense for the fourth quarter of 2012 was a result of higher death benefits for universal life as a result of negative mortality experience during the quarter.  Annuity benefits increased largely due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees which were driven by additional sales during the year.

Policy acquisition cost amortization decreased $8.3 million in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The primary decrease in amortization related to universal life, which decreased as a result of negative mortality experience during the quarter. This decrease in amortization was partially offset by an increase in amortization related to annuities which increased in the quarter compared to the same quarter in 2011 primarily due to the increase in the deferred policy cost acquisition asset base as a result of additional fixed indexed annuity sales during 2012.

The Company recorded an income tax benefit of $7.4 million compared to an income tax expense of $10.5 million for the three months ended December 31, 2012 and 2011, respectively. The benefit as of December 31, 2012 was primarily driven by a $5.1 million benefit that results from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefitting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g., discontinued operations, other comprehensive income).  This benefit was increased by a $2.3 million current tax benefit.

Effects of Inflation

For the years 2012, 2011 and 2010, inflation did not have a material effect on our results of operations.

Enterprise Risk Management

Our ultimate parent company, PNX, has an enterprise-wide risk management program under which PHL Variable operations are covered. Our Chief Risk Officer reports to the Chief Executive Officer and monitors our risk management activities. The Chief Risk Officer provides regular reports to the Board without the presence of other members of management. Our risk management governance consists of several management committees to oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management. In all cases, these committees include one or more of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. As reported in “Item 9A: Controls and Procedures” of this 2012 Form 10-K, the Company has concluded that there are material weaknesses in its internal control over financial reporting, which have materially adversely affected its ability to timely and accurately report its results of operations and financial condition, and that its disclosure controls and procedures are ineffective as of December 31, 2012. These material weaknesses have not been fully remediated as of the filing date of this report and the Company cannot assure that other material weaknesses will not be identified in the future. It is necessary for the Company to maintain effective internal control over financial reporting to prevent fraud and errors, and to maintain effective disclosure controls and procedures so that it can provide timely and reliable financial and other information. If the Company fails to maintain an effective system of internal controls, the accuracy and timing of its financial reporting may be adversely affected. Further, the absence of timely and reliable financial and other information about the Company’s business operations may inhibit the Company’s ability to identify operational risk. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC. See “Item 1A: Risk Factors” in Part I of this 2012 Form 10-K for a description of these and other risks that may impact the Company’s operations. Also see “Item 9A: Controls and Procedures” in Part II of this 2012 Form 10-K for more information regarding these weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans.

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

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through both our investment activities and our insurance operations. Our investment objective is to maximize after-tax investment return within defined risk parameters. Our primary sources of market risk are:

●	interest rate risk, which relates to the market price and cash flow variability associated with changes in market interest rates;
●	credit risk, which relates to the uncertainty associated with the ongoing ability of an obligor to make timely payments of principal and interest; and
●	equity risk, which relates to the volatility of prices for equity and equity-like investments, such as limited partnerships.

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

We also measure, manage and monitor market risk associated with our investments, both those backing insurance liabilities and those supporting surplus. This process primarily involves Corporate Portfolio Management. This organization makes recommendations and reports results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt Securities,” following this discussion of Enterprise Risk Management, for more information on our investment risk exposures. Within the parameters specified in our investment policy, we regularly refine our allocations based on factors including ratings, duration and type of fixed income security to appropriately balance market risk exposure and expected return.

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes results primarily from our interest-sensitive insurance liabilities and from our significant holdings of fixed rate investments. Our insurance liabilities are largely comprised of universal life policies and annuity contracts. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities and mortgage-backed securities, most of which are exposed to changes in medium-term and long-term U.S. Treasury rates.

We manage interest rate risk as part of our asset-liability management and product development processes. Asset-liability management strategies include the segmentation of investments by product line and the construction of investment portfolios designed to satisfy the projected cash needs of the underlying product liabilities. All asset-liability management strategies are approved by the ALCO. We manage the interest rate risk in portfolio segments by modeling and analyzing asset and product liability durations and projected cash flows under a number of interest rate scenarios.

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2012, our asset and liability portfolio durations were approximately matched on aggregate, but reflected lower asset durations in certain life and annuity segments because of our continued emphasis on liquidity. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. We also calculate key rate durations for assets and liabilities that show the impact of interest rate changes at specific points on the yield curve. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

To calculate duration for liabilities, we project liability cash flows and discount them to a net present value using a risk-free market rate adjusted for a spread for credit and pricing margins. For interest-sensitive liabilities the cash flows are projected under a number of stochastically generated interest-rate scenarios and reflect the impact of the specific scenarios on policyholder behavior as well as the effect of minimum guarantees. Duration is calculated by revaluing these cash flows at alternative levels of interest rates (a 'shock-up' and a 'shock-down') and by determining the percentage change in fair value from the base case.

We also manage interest rate risk by emphasizing the purchase of securities that feature prepayment restrictions and call protection. Our product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products.

The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the yield curve is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of	As of December 31, 2012
Fixed Income Financial Instruments:		-100 Basis		+100 Basis
($ in millions)	Carrying	Point		Point
	Value	Change	Fair Value	Change

Cash and short term	$327.9	$328.2	$327.9	$327.7
Available-for-sale debt securities long term	2,972.4	3,154.3	2,972.4	2,797.8
Total	$3,300.3	$3,482.5	$3,300.3	$3,125.5

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

Interest Rate Sensitivity of	As of December 31, 2012
Derivatives:		Weighted-	-100		+100
($ in millions)		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Interest rate swaps	$180.0	6.0	$15.6	$7.8	$0.9
Variance swaps	0.9	4.0	(4.4)	(4.4)	(4.4)
Swaptions	25.0	11.3	—	—	0.1
Put options	391.0	6.0	80.0	69.5	59.3
Call options	1,328.4	0.6	16.9	17.0	17.7
Equity futures(1)	182.9	0.3	13.8	13.8	13.8
Total	$2,108.2		$121.9	$103.7	$87.4
———————

(1)	Equity futures fair value includes margin account cash balance of $13.8 million.

See Note 9 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for more information on derivative instruments.

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

Certain variable annuity products sold by us contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2012 and 2011, the difference between the GMDB and the current account value (NAR) for all existing contracts was $34.9 million and $121.1 million, respectively. This was our exposure to loss had all contract owners died on either December 31, 2012 or 2011. See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for more information.

Certain variable annuity products sold by us contain guaranteed minimum living benefits. These include guaranteed minimum accumulation, withdrawal, income and payout annuity floor benefits. The GMAB guarantees a return of deposit to a policyholder after 10 years regardless of market performance. The GMWB guarantees that a policyholder can withdraw a certain percentage for life regardless of market performance. The GMIB guarantees that a policyholder can convert his or her account value into a guaranteed payout annuity at a guaranteed minimum interest rate and a guaranteed mortality basis, while also assuming a certain level of growth in the initial deposit. We also offer a combination rider that offers both GMAB and GMDB benefits. We have established a hedging program for managing the risk associated with our guaranteed minimum accumulation and withdrawal benefit features. We continue to analyze and refine our strategies for managing risk exposures associated with all our separate account guarantees. The liabilities related to these benefits totaled $49.2 million and $63.7 million at December 31, 2012 and 2011, respectively.

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

As part of our analysis of separate account returns, we perform two sensitivity tests. If at December 31, 2012 we had reprojected EGPs using a 100 basis points lower separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and the variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated increase to amortization and decrease to net income would have been approximately $4.2 million, before taxes.

If, instead, at December 31, 2012 we had reprojected EGPs using a 100 basis points higher separate account return assumption (after fund fees and mortality and expense charges) for both the variable annuity and variable life businesses and used our current best estimate assumptions for all other assumptions, the estimated decrease to amortization and increase to net income would have been approximately $5.5 million, before taxes.

See Note 5 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for more information regarding deferred policy acquisition costs.

Estimated Fair Value Measurement

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

Using professional judgment and experience, we evaluate and weigh the relevance and significance of all readily available market information to determine the best estimate of fair value. The fair values investments with unobservable inputs are determined by management after considering prices from our pricing vendors. Fair values for fixed maturity debt securities are primarily based on yield curve analysis along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources, and similar traded securities.

See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional information regarding the estimated fair value of investments.

Debt Securities

We invest in a variety of debt securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Statistical Ratings Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio.

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2012, our debt securities, with a fair value of $3,217.2 million, represented 92.6% of total investments.

Debt Securities by Type and Credit Quality:	As of December 31, 2012
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$285.1	$280.7	$—	$—
State and political subdivision	129.9	119.3	1.0	1.2
Foreign government	43.8	38.1	8.0	6.3
Corporate	1,807.4	1,679.1	90.1	97.8
CMBS	250.3	225.2	3.7	4.4
RMBS	373.8	360.8	48.7	51.8
CDO/CLO	32.3	33.2	24.5	26.0
Other asset-backed	112.1	106.7	6.5	12.4
Total debt securities	$3,034.7	$2,843.1	$182.5	$199.9

Percentage of total debt securities	94.3%	93.4%	5.7%	6.6%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2012 in our debt securities portfolio are banking (6.1%), electric utilities (5.1%), diversified financial services (4.1%), oil (4.0%) and insurance (3.2%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Eurozone Exposure by Country	As of December 31, 2012
($ in millions)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities

Spain	$—	$1.0	$7.9	$8.9	0.3%
Italy	—	—	2.3	2.3	0.0%
Total	—	1.0	10.2	11.2	0.3%

All other Eurozone(1)	—	12.5	84.8	97.3	3.0%
Total	$—	$13.5	$95.0	$108.5	3.3%
———————

(1)	Includes Finland, France, Germany, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At December 31, 2012, 89.0% of the total residential portfolio was rated investment grade. We hold $89.2 million of RMBS investments backed by prime rated mortgages, $94.0 million backed by Alt-A mortgages and $47.4 million backed by sub-prime mortgages, which combined amount to 6.5% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 54% being rated NAIC-1 and another 25% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2012 totaled $1.9 million. These impairments consist of $0.3 million from prime, $0.5 million from Alt-A and $1.1 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost(1)	Value(1)	Account(2)	A	BBB	BB	B	Below	Default
Collateral
Agency	$202.2	$213.8	6.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	87.4	89.2	2.5%	57.6%	35.7%	6.7%	0.0%	0.0%	0.0%
Alt-A	94.2	94.0	2.7%	46.4%	24.0%	23.6%	0.0%	6.0%	0.0%
Sub-prime	50.6	47.4	1.3%	62.2%	6.3%	22.2%	9.3%	0.0%	0.0%
Total	$434.4	$444.4	12.5%	76.1%	12.9%	8.7%	1.0%	1.3%	0.0%
———————

(1)
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral.  In addition, RMBS holdings in this exhibit include $21.9M classified as fair value investments on the balance sheet.  For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

(2)	Percentages based on market value.

Prime Mortgage-Backed Securities:
($ in millions)		As of December 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$50.4	$51.4	1.4%	0.0%	0.0%	0.3%	25.3%	46.9%	27.5%
NAIC-2	BBB	31.2	31.8	0.9%	0.0%	2.7%	8.5%	51.0%	34.6%	3.2%
NAIC-3	BB	5.8	6.0	0.2%	0.0%	0.0%	34.7%	22.2%	32.9%	10.2%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$87.4	$89.2	2.5%	0.0%	1.0%	5.5%	34.3%	41.5%	17.7%
———————

(1)	Percentages based on market value.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of December 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$43.9	$43.6	1.2%	7.5%	0.0%	9.9%	23.3%	35.1%	24.2%
NAIC-2	BBB	23.2	22.6	0.6%	0.0%	13.1%	4.9%	0.0%	72.0%	10.0%
NAIC-3	BB	21.5	22.2	0.7%	0.0%	0.0%	0.0%	16.1%	43.8%	40.1%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	5.6	5.6	0.2%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$94.2	$94.0	2.7%	3.5%	3.1%	5.8%	20.6%	43.9%	23.1%
———————

(1)	Percentages based on market value.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of December 31, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-					2003 and
Rating	Designation	Cost	Value	Account(1)	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$28.6	$29.5	0.8%	0.0%	11.3%	4.7%	25.3%	13.5%	45.2%
NAIC-2	BBB	3.1	3.0	0.1%	0.0%	0.0%	0.0%	65.3%	0.0%	34.7%
NAIC-3	BB	13.0	10.5	0.3%	0.0%	61.2%	36.9%	1.9%	0.0%	0.0%
NAIC-4	B	5.7	4.4	0.1%	0.0%	0.0%	0.0%	100%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.2	—	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%	99.9%
Total		$50.6	$47.4	1.3%	0.0%	20.6%	11.1%	29.6%	8.4%	30.3%
———————

(1)	Percentages based on market value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of December 31, 2012
					Year of Issue

Rating	S&P Equivalent Designation	Amortized Cost(1)	Market Value(1)	% General Account(2)	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AAA/A	$230.8	$256.6	7.2%	53.8%	8.8%	16.4%	12.4%	8.6%
NAIC-2	BBB	3.5	2.8	0.1%	0.0%	0.0%	85.0%	15.0%	0.0%
NAIC-3	BB	3.5	3.2	0.1%	0.0%	51.7%	48.3%	0.0%	0.0%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1.8	1.2	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	0.9	0.5	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$240.5	$264.3	7.4%	52.2%	9.2%	17.4%	12.2%	9.0%
———————

(1)	Includes commercial mortgage-backed CDOs with amortized cost and market values of $2.3 million and $1.7 million, respectively.
(2)
Percentages based on market value.  CMBS holdings in this exhibit include $8.6 million classified as fair value investments on the balance sheets.  For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Total other-than-temporary debt impairments	$(5.0)	$(9.7)	$(20.9)
Portion of loss recognized in OCI	2.2	6.9	10.1
Net debt impairments recognized in earnings	$(2.8)	$(2.8)	$(10.8)

Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	(0.1)	—	—
Foreign government	—	—	—
Corporate	—	(0.4)	(0.8)
CMBS	(0.1)	(0.4)	(1.6)
RMBS	(1.9)	(1.5)	(4.7)
CDO/CLO	(0.4)	(0.4)	(3.6)
Other asset-backed	(0.3)	(0.1)	(0.1)
Net debt security impairments	(2.8)	(2.8)	(10.8)
Equity security impairments	—	(0.4)	—
Impairment losses	(2.8)	(3.2)	(10.8)
Debt security transaction gains	22.8	2.5	3.4
Debt security transaction losses	(0.7)	(0.7)	(4.1)
Limited partnerships and other investment gains	—	0.1	0.6
Limited partnerships and other investment losses	(0.3)	(0.1)	(0.8)
Net transaction gains (losses)	21.8	1.8	(0.9)
Derivative instruments	(49.0)	6.2	(22.8)
Embedded derivatives(1)	11.2	(33.2)	12.2
Related party reinsurance derivatives	(3.5)	9.0	(1.7)
Assets valued at fair value	—	—	1.6
Net realized investment losses, excluding impairment losses	(19.5)	(16.2)	(11.6)
Net realized investment losses, including impairment losses	$(22.3)	$(19.4)	$(22.4)
———————
(1)	Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 8 to these financial statements for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.8 million in 2012, $2.8 million in 2011 and $10.8 million in 2010. Total equity impairments recognized through earnings was $0.4 million in 2011. There were no equity impairments recognized in 2012 and 2010. There were no limited partnerships and other investment OTTIs in 2012, 2011 and 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $2.2 million in 2012, $6.9 million in 2011 and $10.1 million in 2010.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2012	2011	2010
($ in millions)		As restated	As restated
		and amended	and amended

Balance, beginning of period	$(21.3)	$(19.9)	$(15.0)
Add: Credit losses on securities not previously impaired(1)	(1.4)	(1.0)	(1.9)
Add: Credit losses on securities previously impaired(1)	(1.2)	(1.4)	(7.7)
Less: Credit losses on securities impaired due to intent to sell	-	-	-
Less: Credit losses on securities sold	6.1	1.0	1.9
Less: Credit losses upon adoption of new accounting guidance(2)	-	-	2.8
Less: Increases in cash flows expected on previously impaired securities	-	-	-
Balance, end of period	$(17.8)	$(21.3)	$(19.9)
———————
(1)	Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.
(2)	Adjustment relates to the impact of adoption in 2010 of Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives.

Unrealized Gains and Losses

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI. The table below presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

Fixed Maturity Non-Credit OTTI Loss in AOCI, by Security Type:	As of December 31,
($ in millions)	2012(1)	2011(1)
		As restated
		and amended

U.S. government and agency	$-	$-
State and political subdivision	(0.2)	-
Foreign government	-	-
Corporate	(1.5)	(1.5)
CMBS	(0.6)	(5.1)
RMBS	(13.8)	(21.6)
CDO/CLO	(6.5)	(8.4)
Other asset-backed	1.2	0.7
Total fixed maturity non-credit losses in AOCI	$(21.4)	$(35.9)
———————
(1)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following table presents certain information with respect to our gross unrealized losses related to our investments in debt securities as of December 31, 2012. Applicable deferred policy acquisition costs and deferred income taxes reduce the effect of these losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities:	As of December 31, 2012
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities
Total fair value	$327.1	$136.8	$8.2	$182.1
Total amortized cost	371.9	138.6	8.7	224.6
Unrealized losses	$(44.8)	$(1.8)	$(0.5)	$(42.5)
Number of securities	140	43	5	92

Investment grade:
Unrealized losses	$(18.9)	$(1.8)	$-	$(17.1)

Below investment grade:
Unrealized losses	$(25.9)	$-	$(0.5)	$(25.4)

For debt securities with gross unrealized losses, 42% of the unrealized losses after offsets pertain to investment grade securities and 58% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	As of December 31, 2012
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt Securities
Unrealized losses over 20% of cost	$(32.7)	$(0.7)	$(1.7)	$(30.3)
Number of securities	23	1	1	21

Investment grade:
Unrealized losses over 20% of cost	$(11.1)	$(0.7)	$(1.7)	$(8.7)

Below investment grade:
Unrealized losses over 20% of cost	$(21.6)	$—	$—	$(21.6)

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

Summary Consolidated Cash Flows:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Cash used for operating activities	$(165.4)	$(122.3)	$(136.2)
Cash provided by (used for) investing activities	(627.2)	(934.3)	(227.9)
Cash from financing activities	826.2	1,072.0	314.5
	$33.6	$15.4	$(49.6)

2012 vs. 2011

Cash used for operating activities increased by $43.1 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. This was driven by unfavorable mortality in the third and fourth quarters of 2012 on our universal life block of business and lower renewal premiums on our legacy blocks of business due to a declining in force population. Partially offsetting these items was reduced commissions paid related to lower sales of our equity indexed annuity product.

Cash flows used for investing activities decreased $307.1 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of purchases of available-for-sale debt decreasing slightly compared to 2011 while sales and maturities of available-for-sale debt increased.  This is primarily driven by less cash being provided by financing and operating activities, namely due to a reduction in deposits and an increase in withdrawals of fixed index annuities. Purchasing activity was also down due to less cash being generated from our investment portfolio due to a low interest rate environment, while investment sales activity was higher in an effort to produce capital gains to offset previous capital losses.

Cash flows provided by financing activities decreased $245.8 million during the year ended December 31, 2012. This decline was primarily a result of a decrease in policyholder deposits and an increase in withdrawals and lower sales of fixed indexed annuities when compared to 2011.

2011 vs. 2010

Cash used for operating activities decreased by $13.9 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. This was primarily attributable to a decrease in policyholder benefits consistent with favorable persistency and mortality.  While operating cash flows remain negative for the year ended December 31, 2011, this was primarily driven by cash surrenders of deposit-type contracts for which funds were readily available in segregated separate accounts or liquid general account assets.

Cash flows used for investing activities increased $706.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary driver of this fluctuation was an increase in purchases of available-for-sale debt securities which was directly attributable to the increase in deposits related to fixed indexed annuities. See Note 7 to our consolidated financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional information on investing activities.

Cash flows provided by financing activities increased $757.5 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of increase in policyholder deposits related to sales of fixed indexed annuities.

Summary Consolidated Cash Flows:	Three Months Ended
($ in millions)	March 31,
	2012	2011
	As restated	As restated
	and amended	and amended

Cash used for operating activities	$(15.8)	$(31.2)
Cash used for investing activities	(188.5)	(218.2)
Cash provided by financing activities	227.0	234.5
	$22.7	$(14.9)

Three months ended March 31, 2012 vs. March 31, 2011

Cash used for operating activities decreased by $15.4 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. This was primarily attributable to increased cash received from investment income offset by increased consulting expenses.

Cash used for investing activities decreased $29.7 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The primary driver of this fluctuation was a decrease in purchases of available-for-sale debt securities attributable to the low interest rate environment.

Cash provided by financing activities decreased $7.5 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. This was primarily attributable to a slight increase in withdrawal activity.

Summary Consolidated Cash Flows:	Six Months Ended
($ in millions)	June 30,
	2012	2011
	As restated	As restated
	and amended	and amended

Cash used for operating activities	$(76.6)	$(59.9)
Cash used for investing activities	(312.9)	(388.3)
Cash provided by financing activities	417.1	459.5
	$27.6	$11.3

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Cash used for operating activities increased by $16.7 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.  This was primarily attributable to increased death benefit payments on variable universal life policies as compared to June 30, 2011.

Cash used for investing activities decreased $75.4 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The primary driver of this fluctuation was decreased purchases of available-for-sale debt securities resulting from comparable fixed index annuity deposits and less cash being generated from our investment portfolio due to low interest rate environment.

Cash provided by financing activities decreased $42.4 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. This decrease is attributable to lower fixed indexed annuity deposits resulting increased withdrawals from fixed indexed annuities as compared the June 30, 2011.

Summary Consolidated Cash Flows:	Nine Months Ended
($ in millions)	September 30,
	2012	2011
		As restated
		and amended

Cash used for operating activities	$(163.0)	$(105.3)
Cash used for investing activities	(397.2)	(643.8)
Cash provided by financing activities	627.9	768.6
	$67.7	$19.5

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Cash flows used for operating activities increased by $57.7 million as a result of unfavorable mortality in the third quarter of 2012 offset by reduced commissions paid related to lower sales of our fixed indexed annuity product.

Cash flows used for investing activities decreased by $246.6 million resulting from sales and maturities of available for sale debt outpacing purchases.  The fluctuation in purchasing activity was primarily driven by a reduction in deposits from sales of fixed index annuities as compared to September 30, 2011 while sales increased due to an effort to produce capital gains to offset previous capital losses.

Cash flows provided by financing activities decreased by $140.7 million as a result of a decrease in fixed indexed annuity deposits and an increase in fixed indexed annuity withdrawals as compared to September 30, 2011.

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2012		2011
($ in millions)	Amount(1)	Percent	Amount(1)	Percent

Not subject to discretionary withdrawal provision	$187.7	5%	$156.6	4%
Subject to discretionary withdrawal without adjustment	311.5	7%	318.0	8%
Subject to discretionary withdrawal with market value adjustment	1,727.8	41%	1,173.1	28%
Subject to discretionary withdrawal at contract value less surrender charge	35.8	1%	42.5	1%
Subject to discretionary withdrawal at market value	1,922.3	46%	2,403.9	59%
Total annuity contract reserves and deposit fund liability	$4,185.1	100%	$4,094.1	100%
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

Certain individual life insurance policies increase in cash values over their lives. Policyholders have the right to borrow an amount up to a certain percentage of the cash value of their policies. As of December 31, 2012, we had approximately $640.7 million in cash values with respect to which policyholders had rights to take policy loans. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2012 were $61.0 million.

The primary liquidity risks regarding cash inflows from our investing activities are the risks of default by debtors, interest rate and other market volatility and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that our existing and expected sources of liquidity are adequate to meet both our current and anticipated needs.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the companies’ ability to meet their financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity. For additional information regarding certain risks associated with our credit ratings, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting.” contained in “Item 1A: Risk Factors” in Part I of this 2012 Form 10-K.

On August 28, 2013, A.M. Best Company, Inc. downgraded our financial strength rating from B+ to B.  The rating was also removed from under review with negative implications and assigned a stable outlook. On April 9, 2013, A.M. Best Company, Inc. maintained their under review with negative implications outlook on our financial strength rating of B+. On December 7, 2012, A.M. Best Company, Inc. placed our B+ financial strength rating under review with negative implications. On January 13, 2012, A.M. Best Company, Inc. affirmed our financial strength rating of B+. They changed their outlook from stable to positive. On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and changed their outlook from negative to stable. On February 8, 2011, A.M. Best Company, Inc. affirmed our financial strength rating of B+ and changed their outlook from negative to stable.

On January 14, 2014, Moody’s Investor Services withdrew all ratings of The Phoenix Companies, Inc. including the Ba2 financial strength ratings of the Company and Phoenix Life and the B1 debt rating of Phoenix Life's surplus notes. On September 25, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating. On June 21, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating. On March 20, 2013, Moody’s Investor Services maintained the review for downgrade for our financial strength rating of Ba2.  On December 12, 2012, Moody’s Investor Services placed our financial strength rating of Ba2 under review for downgrade. On December 16, 2011, Moody’s Investor Services affirmed our financial strength rating of Ba2 and changed their outlook from stable to positive.

On May 22, 2013, Standard & Poor’s affirmed our financial strength rating of BB-. All ratings were removed from CreditWatch with Negative Implications and placed on negative outlook. On March 8, 2013, Standard & Poor’s placed our financial strength rating of BB- on CreditWatch Negative. On January 16, 2013, Standard & Poor’s affirmed our financial strength rating of BB-. They also removed the ratings from CreditWatch Negative and returned the outlook to stable. On December 7, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and placed it on CreditWatch Negative. On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and maintained their stable outlook on our rating. On March 24, 2011, Standard & Poor’s affirmed our financial strength rating of BB- and changed their outlook from negative to stable.

The financial strength ratings as of April 22, 2014 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable Life	Outlook

A.M. Best Company, Inc.	B	Stable
Standard & Poor’s	BB-	Negative

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Financial Condition

Balance Sheets:
($ in millions)	As of December 31,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
		As restated and amended

ASSETS
Available-for-sale debt securities, at fair value	$3,217.2	$2,512.1	$705.1	28%
Limited partnerships and other investments	6.7	4.7	2.0	43%
Policy loans, at unpaid principal balances	61.0	62.5	(1.5)	(2%)
Derivative instruments	149.4	103.8	45.6	44%
Fair value investments	38.5	41.8	(3.3)	(8%)
Total investments	3,472.8	2,724.9	747.9	27%
Cash and cash equivalents	83.1	49.5	33.6	68%
Accrued investment income	23.2	18.6	4.6	25%
Receivables	443.3	413.6	29.7	7%
Deferred policy acquisition costs	426.2	489.1	(62.9)	(13%)
Deferred income taxes, net	16.2	29.4	(13.2)	(45%)
Receivable from related parties	—	4.8	(4.8)	(100%)
Other assets	135.5	108.6	26.9	25%
Separate account assets	2,061.8	2,546.8	(485.0)	(19%)
Total assets	$6,662.1	$6,385.3	$276.8	4%

LIABILITIES
Policy liabilities and accruals	$1,876.2	$1,601.3	$274.9	17%
Policyholder deposit funds	2,349.8	1,724.4	625.4	36%
Payable to related parties	11.0	30.0	(19.0)	(63%)
Other liabilities	68.2	58.8	9.4	16%
Separate account liabilities	2,061.8	2,546.8	(485.0)	(19%)
Total liabilities	6,367.0	5,961.3	405.7	7%

STOCKHOLDER’S EQUITY
Common stock	2.5	2.5	—	0%
Additional paid in capital	802.2	802.2	—	0%
Accumulated other comprehensive loss	11.4	2.6	8.8	NM
Accumulated deficit	(521.0)	(383.3)	(137.7)	(36%)
Total stockholder’s equity	295.1	424.0	(128.9)	(30%)
Total liabilities and stockholder’s equity	$6,662.1	$6,385.3	$276.8	4%
Not meaningful (NM)

December 31, 2012 compared to December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business due to additional sales over the period. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates have declined during 2012.

Deferred policy acquisition costs decreased primarily related to universal life as a result of amortization during the year ended December 31, 2012. The deferred policy acquisition cost balance associated with fixed annuities increased related to the deferral of commissions on sales of our fixed indexed annuities, partially offset by amortization of previously deferred expenses.

Separate accounts decreased primarily as a result of the transfer of pension assets from a Phoenix separate account to the direct control of the plan’s trustee during the second quarter of 2012. Variable annuity surrenders and lower market performance also contributed to the decline.

Liabilities and Stockholder’s Equity

Policyholder deposit funds increased during the twelve months ended December 31, 2012 primarily as a result of continued sales of fixed indexed annuities.

The decrease in total stockholder’s equity was primarily a result of the net loss recognized for the twelve months ended December 31, 2012. The net loss was partially offset by a decrease in accumulated other comprehensive loss related to appreciation of investments.

Balance Sheets:
($ in millions)	Mar 31,	Dec 31,	Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
	As restated and amended	As restated and amended	As restated and amended

ASSETS
Available-for-sale debt securities, at fair value	$2,729.9	$2,512.1	$217.8	9%
Limited partnerships and other investments	5.3	4.7	0.6	13%
Policy loans, at unpaid principal balances	60.7	62.5	(1.8)	(3%)
Derivative instruments	126.6	103.8	22.8	22%
Fair value investments	41.5	41.8	(0.3)	(1%)
Total investments	2,964.0	2,724.9	239.1	9%
Cash and cash equivalents	72.2	49.5	22.7	46%
Accrued investment income	23.4	18.6	4.8	26%
Receivables	425.8	413.6	12.2	3%
Deferred policy acquisition costs	461.7	489.1	(27.4)	(6%)
Deferred income taxes, net	27.0	29.4	(2.4)	(8%)
Receivable from related parties	0.5	4.8	(4.3)	(90%)
Other assets	113.0	108.6	4.4	4%
Separate account assets	2,689.8	2,546.8	143.0	6%
Total assets	$6,777.4	$6,385.3	$392.1	6%

LIABILITIES
Policy liabilities and accruals	$1,641.2	$1,601.3	$39.9	2%
Policyholder deposit funds	1,887.2	1,724.4	162.8	9%
Payable to related parties	53.0	30.0	23.0	77%
Other liabilities	99.8	58.8	41.0	70%
Separate account liabilities	2,689.8	2,546.8	143.0	6%
Total liabilities	6,371.0	5,961.3	409.7	7%

STOCKHOLDER’S EQUITY
Common stock	2.5	2.5	—	0%
Additional paid in capital	802.2	802.2	—	0%
Accumulated other comprehensive loss	7.5	2.6	4.9	NM
Accumulated deficit	(405.8)	(383.3)	(22.5)	(6%)
Total stockholder’s equity	406.4	424.0	(17.6)	(4%)
Total liabilities and stockholder’s equity	$6,777.4	$6,385.3	$392.1	6%
Not meaningful (NM)

March 31, 2012 compared with December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business due to additional sales over the period. In addition, limited partnerships and other investments increased primarily as a result of mezzanine funds.

Deferred policy acquisition costs decreased primarily related to universal life as a result of amortization during the quarter ended March 31, 2012. The deferred policy acquisition cost balance associated with the fixed annuities increased related to the deferral of commissions on sales of our fixed indexed annuities, partially offset by amortization.
Separate accounts increased at March 31, 2012 as compared to December 31, 2011 as a result of favorable market performance during the quarter and positive variable universal life net flows, partially offset by variable annuity surrenders.

Liabilities and Stockholder’s Equity

Policyholder deposit funds increased primarily as a result of continued sales of fixed indexed annuities.

The decrease in total stockholder’s equity was primarily a result of the net loss recognized for the three months ended March 31, 2012, which was partially offset by a decrease in accumulated other comprehensive loss related to appreciation of investments.

Balance Sheets:
($ in millions)	June 30,	Dec 31,	Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
	As restated and amended	As restated and amended	As restated and amended

ASSETS
Available-for-sale debt securities, at fair value	$2,873.6	$2,512.1	$361.5	14%
Limited partnerships and other investments	5.9	4.7	1.2	26%
Policy loans, at unpaid principal balances	61.1	62.5	(1.4)	(2%)
Derivative instruments	122.4	103.8	18.6	18%
Fair value investments	43.0	41.8	1.2	3%
Total investments	3,106.0	2,724.9	381.1	14%
Cash and cash equivalents	77.1	49.5	27.6	56%
Accrued investment income	21.9	18.6	3.3	18%
Receivables	444.5	413.6	30.9	7%
Deferred policy acquisition costs	432.7	489.1	(56.4)	(12%)
Deferred income taxes, net	25.1	29.4	(4.3)	(15%)
Receivable from related parties	6.1	4.8	1.3	27%
Other assets	111.3	108.6	2.7	2%
Separate account assets	2,076.8	2,546.8	(470.0)	(18%)
Total assets	$6,301.5	$6,385.3	$(83.8)	(1%)

LIABILITIES
Policy liabilities and accruals	$1,685.4	$1,601.3	$84.1	5%
Policyholder deposit funds	2,055.2	1,724.4	330.8	19%
Payable to related parties	37.1	30.0	7.1	24%
Other liabilities	70.9	58.8	12.1	21%
Separate account liabilities	2,076.8	2,546.8	(470.0)	(18%)
Total liabilities	5,925.4	5,961.3	(35.9)	(1%)

STOCKHOLDER’S EQUITY
Common stock	2.5	2.5	—	0%
Additional paid in capital	802.2	802.2	—	0%
Accumulated other comprehensive loss	9.3	2.6	6.7	NM
Accumulated deficit	(437.9)	(383.3)	(54.6)	(14%)
Total stockholder’s equity	376.1	424.0	(47.9)	(11%)
Total liabilities and stockholder’s equity	$6,301.5	6,385.3	$(83.8)	(1%)
Not meaningful (NM)

June 30, 2012 compared with December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business due to additional sales over the period. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates have declined during the first half of 2012.

The increase in receivables is a result of additional ceded reserves due to the increase in policy liabilities during the second quarter of 2012.

Deferred policy acquisition costs decreased primarily related to universal life as a result of amortization during the six months ended June 30, 2012.

Separate accounts decreased primarily as a result of the transfer of pension assets from a Phoenix separate account to the direct control of the plan’s trustee. Variable annuity surrenders and lower market performance also contributed to the decline.

Liabilities and Stockholder’s Equity

Policyholder deposit funds increased during the six months ended June 30, 2012 primarily as a result of continued sales of fixed indexed annuities.

The decrease in total stockholder’s equity was primarily a result of the net loss recognized for the period. The net loss was partially offset by an increase in accumulated other comprehensive income related to appreciation of investments.

Balance Sheets:
($ in millions)	Sept 30,	Dec 31,	Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
		As restated and amended

ASSETS
Available-for-sale debt securities, at fair value	$2,966.2	$2,512.1	$454.1	18%
Limited partnerships and other investments	6.3	4.7	1.6	34%
Policy loans, at unpaid principal balances	60.5	62.5	(2.0)	(3%)
Derivative instruments	185.8	103.8	82.0	79%
Fair value investments	44.1	41.8	2.3	6%
Total investments	3,262.9	2,724.9	538.0	20%
Cash and cash equivalents	117.2	49.5	67.7	NM
Accrued investment income	25.9	18.6	7.3	39%
Receivables	451.3	413.6	37.7	9%
Deferred policy acquisition costs	434.6	489.1	(54.5)	(11%)
Deferred income taxes, net	18.7	29.4	(10.7)	(36%)
Receivables from related parties	23.4	4.8	18.6	NM
Other assets	145.4	108.6	36.8	34%
Separate account assets	2,110.7	2,546.8	(436.1)	(17%)
Total assets	$6,590.1	$6,385.3	$204.8	3%

LIABILITIES
Policy liabilities and accruals	$1,813.7	$1,601.3	$212.4	13%
Policyholder deposit funds	2,217.7	1,724.4	493.3	29%
Payable to related parties	13.8	30.0	(16.2)	(54%)
Other liabilities	143.8	58.8	85.0	NM
Separate account liabilities	2,110.7	2,546.8	(436.1)	(17%)
Total liabilities	6,299.7	5,961.3	338.4	6%

STOCKHOLDER’S EQUITY
Common stock	2.5	2.5	—	0%
Additional paid in capital	802.2	802.2	—	0%
Accumulated other comprehensive loss	4.2	2.6	1.6	62%
Accumulated deficit	(518.5)	(383.3)	(135.2)	(35%)
Total stockholder’s equity	290.4	424.0	(133.6)	(32%)
Total liabilities and stockholder’s equity	$6,590.1	$6,385.3	$204.8	3%
Not meaningful (NM)

September 30, 2012 compared with December 31, 2011

Assets

The increase in total investments was the result of purchases of securities associated with positive cash flow generated by our annuity business as  due to additional sales over the period. In addition, the value of available-for-sale debt securities improved as a result of favorable impacts on fixed income securities as treasury rates declined during the first three quarters of 2012.

The increase in receivables was attributable to a higher amount of claims to reinsurers as a result of negative mortality experience in the third quarter of 2012, resulting in higher outstanding reinsurance recoverables.

Deferred policy acquisition costs decreased primarily related to universal life as a result of amortization during the nine months ended September 30, 2012. The deferred policy acquisition cost balance associated with fixed annuities increased related to the deferral of commissions on sales of our fixed indexed annuities, partially offset by amortization of previously deferred expenses.

Separate accounts decreased primarily as a result of the transfer of pension assets from a Phoenix separate account to the direct control of the plan’s trustee during the second quarter of 2012.

Liabilities and Stockholder’s Equity

Policyholder deposit funds increased during the nine months ended September 30, 2012 primarily as a result of continued sales of fixed indexed annuities.

The decrease in total stockholder’s equity was primarily a result of the net loss recognized for the period.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:
($ in millions)	As of December 31, 2012
	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Contractual Obligations Due
Purchase liabilities(1)	$11.0	$1.9	$3.8	$3.8	$1.5
Policyholder contractual obligation(2)	13,516.9	644.8	1,316.9	1,313.6	10,241.6
Total contractual obligations(3)	$13,527.9	$646.7	$1,320.7	$1,317.4	$10,243.1

Commercial Commitment Expirations
Other long-term liabilities(4)	$42.3	$40.4	$1.0	$0.9	$—
Total commercial commitments	$42.3	$40.4	$1.0	$0.9	$—
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

Future obligations are based on our estimate of future investment earnings, mortality and surrenders. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K, policy liabilities and accruals are recorded on the balance sheets in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2012 balance sheets because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

(3)
We do not anticipate any increases to unrecognized tax benefits that would have a significant impact on the financial position of the Company. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 11 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for additional information on unrecognized tax benefits.

(4)
Other long-term liabilities relate to agreements to fund venture capital partnerships. The venture capital commitments can be drawn down by private equity funds as necessary to fund their portfolio investments through the end of the funding period as stated in each agreement.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Employee benefit expense allocated to us for these benefits totaled $4.6 million, $7.6 million and $5.7 million for 2012, 2011 and 2010, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plan of which approximately $3.6 million will be allocated to us. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and was effective immediately. The law includes certain pension funding stabilization provisions, which the Company has taken advantage of in 2012.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.  Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2012, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

Statutory Capital and Surplus and Risk-Based Capital

Our statutory basis capital and surplus including asset valuation reserve (“AVR”) increased from $320.1 million at December 31, 2011 to $321.0 million at December 31, 2012.

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

The estimated RBC of PHL Variable as of December 31, 2012 was in excess of 250% of the Company Action Level.

See Note 15 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K for more information.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

For information about our management of market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Enterprise Risk Management.”

Item 8.             Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are presented beginning on page F-1.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this 2012 Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of December 31, 2012 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that as of December 31, 2012 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

To address the material weaknesses described below, the Company performed additional analyses and other procedures (as further described below under the subheading “Management’s Remediation Initiatives”) to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the financial statements included in this 2012 Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this 2012 Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decrease over time.

Management, including the President and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis   The material weaknesses described below resulted in adjustments during the preparation of the Company’s 2012 financial statements and restatement of the Company’s financial statements as of and for the years ended 2011 and 2010, as outlined in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this 2012 Form 10-K and, in the aggregate, affected substantially all of the financial statement line items and disclosures.  Management has concluded that as of December 31, 2012, the material weaknesses in internal control over financial reporting described below were present.

The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

The above material weaknesses also contributed to the following material weaknesses in internal control over financial reporting which have been identified and included in management’s assessment as of December 31, 2012:

1.	Actuarial Finance and Valuation – The Company did not maintain effective controls over the actuarial process. Specifically:

●	The Company did not maintain effective controls to review and approve assumptions and methodologies used in the determination of actuarially derived insurance policy liability estimates.
●	The Company did not maintain effective systems and controls to appropriately measure actuarially derived balances for its fixed indexed annuity products.
●	The Company did not maintain effective controls over key actuarial spreadsheets and certain key reports to ensure the reliability of data, assumptions and valuation calculations.
●	The Company did not maintain effective controls over the application of U.S. GAAP to universal life reserves.

2.	Investments – The Company did not maintain effective controls over certain investment processes. Specifically:

●	The Company did not maintain effective controls over the recognition and measurement of impaired investments.
●
The Company did not maintain effective controls over the recognition and measurement of certain elements of net investment income as well as identifying embedded derivatives related to structured securities.

●	The Company did not maintain effective controls over internally priced securities, including private placement debt securities.
●	The Company did not maintain effective controls over classification in the fair value hierarchy disclosure.
●	The Company did not maintain effective controls to properly recognize and measure counterparty non-performance risk on non-collateralized derivatives.

3.	Reinsurance Accounting – The Company did not maintain effective controls for complex reinsurance treaties. Specifically:
●	The Company did not maintain effective controls to analyze, document and review U.S. GAAP accounting for reinsurance transactions at inception.
●
The Company did not maintain effective controls to analyze, document, review and appropriately account for related party reinsurance transactions including accounting for gains/losses at inception and actuarial valuation of reinsurance balances.

4.
Cash flows and changes in classifications – The Company did not maintain effective controls over the presentation of cash and cash flows. Specifically, the Company did not maintain effective controls over the preparation and review of appropriate detail to support the classification of activity in the statements of cash flows. In addition, there were not effective controls for assessing the classification of cash and related balances for presentation in the balance sheets.

5.
Access to applications and data – The Company did not maintain effective information technology general controls related to restricted access. Specifically, the Company did not maintain effective controls for granting, removing and reviewing access to ensure appropriate segregation of duties and restricted access to programs and data.

Each of these control deficiencies contributed to misstatements of the previously mentioned financial statement accounts and disclosures. Additionally, these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

Management Changes

The Company has made a number of management changes in the finance organization with a focus on increasing U.S. GAAP knowledge and improving financial reporting processes in the organization. These changes include the appointment of a Chief Financial Officer, Chief Accounting Officer and head of actuarial finance. The Company has also hired additional certified public accountants and actuaries with U.S. GAAP expertise to supplement the staff charged with compiling and filing its U.S. GAAP results.

Management’s Remediation Initiatives

Management plans to strengthen its finance skills, capabilities and control environment, by enhancing the Company’s financial control governance structure, aligning and enhancing the Company’s skills and financial roles and responsibilities for each functional group within the organization as well as implementing additional policies and procedures to improve the overall system of internal control over financial reporting. To remediate the material weaknesses described in “Management's Annual Report on Internal Control Over Financial Reporting” above, the Company has implemented or plans to implement the measures described below and will continue to evaluate the remediation and may in the future implement additional measures.

1.
Actuarial Finance and Valuation – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

●	Performed additional procedures on the affected actuarial balances to ensure the reasonableness of the amounts being reported. The Company:
–	Performed a detailed attribution analysis for host contract reserve changes for fixed indexed annuities
–	Performed a detailed analysis at the cohort level for variable annuity deferred policy acquisition cost and unearned revenue reserve calculations
–	Validated premium deficiency reserves for the term insurance block
–	Validated effects of excess reinsurance on variable universal life and universal life estimated gross profits
–	Reconciled actual gross profit to the general ledger for all product lines

●	Engaged an external actuarial advisor to provide staff augmentation and assist with the following activities:
–	Review and enhancement of current U.S. GAAP valuation analytics
–	Review actuarial related out of period adjustments
–	Identification and correction of actuarial related errors
–	Review updates to the methods, process and assumptions associated with the U.S. GAAP unlocking process
–	Review and document U.S. GAAP valuation methods and assumptions
–	Project management of work streams
–	Create an interim fixed indexed annuity reserve model

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Actuarial Finance. The Company’s remediation measures include the following:

Implemented
●	Hired a new head of actuarial finance with U.S. GAAP actuarial experience
●	Aligned and added actuarial resources to ensure the number and level of financial actuarial experts was appropriate
●	Held third party workshops and training resulting in the development of an enhanced analytics process

Planned
●	Design and implement detailed actuarial remediation plan including the following activities:
o	People and Skills
–	Align staff responsibilities by product
–	Assign dedicated staff to new business initiatives
–	Upgrade staff including hiring experienced U.S. GAAP actuaries

o	Control and Governance
–	Enhance the process of assumption setting by establishing an assumption governance committee
–	Formalize documentation standards to address inconsistent documentation of assumptions and methods across product lines
–	Establish a formal peer review process
–	Partner with pricing actuaries to improve the process and testing for new product models and assumptions

o	Technology
–	Consolidate life valuation systems and enhance fixed indexed annuity valuation system

o	Process
–	Simplify and streamline manual processes and the close process

2.	Investments: Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

●	Performed the following additional procedures on the affected investment balances to ensure the reasonableness of the amounts being reported:

Impaired investments process
–	All impairments identified during the restatement have been reviewed and approved by the Chief Investment Officer and Chief Accounting Officer

Amortization and accretion for structured securities
–	Reevaluated its accounting models and amortization methods and assumptions for its structured securities portfolio
–	Assessed a sample of the structured securities portfolio using the appropriate accounting models to access the accuracy of third party service provider calculations

Investment related reconciliations
–	Implemented an enhanced reconciliation process and re-performed key investment accounting reconciliations

Private placement debt securities
–	Validated each bond’s cash flows and all other critical inputs to run new and revised valuation models
–	Engaged an external advisor to provide assistance in reevaluating investment and fair value disclosures as well as significant accounting policy disclosures for compliance with U.S. GAAP
–	Replaced the existing valuation model for sinking fund bonds with a new interim discounted cash flow model that was developed and validated by an external advisor
–	Performed validation of all debt securities valued based on external third-party information

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Investments. The Company’s remediation measures include the following:

Implemented
●	Hired a new head of Investment Accounting with U.S. GAAP investment experience
●	Aligned and added investment accounting resources to ensure the number and level of qualified accountants was appropriate

Planned
●	Design and implement a detailed investment remediation plan including the following activities:

o	People and Skills
–	Evaluate the current staffing model for Investment Accounting and Corporate Portfolio Management to ensure sufficient personnel with knowledge, experience and training

o	Controls and Governance
–
Conduct a detailed assessment of internal controls and related supporting documentation for controls and processes related to Investment Accounting and Corporate Portfolio Management and disclosure policy in an effort to enhance controls across these areas

o	Technology
–	Develop a plan to replace the interim accounting systems and valuation models with a more robust, sustainable and controlled accounting and valuation system

o	Process
–	Simplify and streamline manual processes and the close process
–	Evaluate current organizational structure of Investment Accounting and Corporate Portfolio Management to ensure appropriate support and oversight of investment accounting and valuation activities.
–
Design new processes and controls for Investment Accounting and Corporate Portfolio Management, specifically the assessment of impaired investments, amortization and accretion processes, investment related reconciliations, valuation and leveling of private placement debt, valuation of certain derivative instruments and accounting for Other Invested Assets.

3.
Reinsurance Accounting – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

●	Reviewed all complex reinsurance contracts to ensure appropriate accounting in accordance with U.S. GAAP
●	Engaged an external advisor to assist with technical research relating to U.S. GAAP reinsurance accounting

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Reinsurance Accounting. The Company’s remediation measures include the following:

Implemented
●	Strengthened the accounting policy documentation standards for certain transactions, including complex reinsurance treaties and the implementation of new U.S. GAAP standards

Planned
●	Review and enhance all processes and controls and related documentation for reinsurance accounting
●	Evaluate the current governance and staffing model for reinsurance accounting
●	Review and enhance controls related to complex infrequent transaction to ensure appropriate rigor and monitoring

4.
Cash flows and changes in classifications – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

●	Evaluated U.S. GAAP guidance for certain cash flow reporting disclosures
●	Evaluated reclassification of control disbursement balances to ensure appropriate netting and reclassifications were performed
●	Reviewed all cash accounts to ensure cash collateral accounts were reclassified and reported as restricted cash within the balance sheet
●	Performed additional procedures on the statement of cash flows to ensure the reasonableness of the amounts being reported. The Company:
–	Reevaluated the processes and data files supporting deposit and withdrawal activities for certain life products
–	Performed a detailed analysis of interest credited for all products including the interest for all policy loans
–	Performed a detail analysis of all investing activities; and
–	Documented interim processes and data sources for assembling cash flow data for all transaction types

The Company’s planned remediation measures are intended to address material weaknesses related to cash flow and cash balance reporting. The Company’s remediation measures include the following:

Planned
●	Review, enhance and document accounting policies and procedures regarding the preparation of the statements of cash flows, cash balance reporting and related disclosures
●	Provide all members of Corporate Finance, and those providing data into the cash flow and cash balance reporting process, training on the enhanced process and controls
●
Enhance cash flow reporting and disclosure package by reviewing all source materials used in the preparation of the cash flow statement and assembling a prototype reporting package that includes policy matters as well as a detailed reconciliation of cash flows by type and classification

5.
Access to Applications and Data – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

●
Performed an assessment of segregation of duties; management identified relevant business risks related to all key financial and administrative applications, including all business risks arising from excessive user access. Management identified the relevant mitigating controls which were determined to be effective.

●	Evaluated the results of the testing performed around the Company’s change management procedures.
●	Performed a review of the Company’s entity level controls related to fraud monitoring and confirmed that these functions were found to be effective.

The Company’s implemented and planned remediation measures are intended to address the material weakness related to Access to Applications and Data. The Company’s remediation measures include the following:

Implemented
●	Redesigned the user access entitlement process to include the following procedures:
o	Enhanced user access request and approval process by requiring more detailed roles based provisioning requests
o	Implemented a quality control review following the provisioning of access rights for all new hires.

Planned
●	Design and implement detailed user access review remediation plan

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management's Report on Internal Control Over Financial Reporting,” management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2012. The Company has implemented and/or plans to substantially implement during 2014 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

Management's Conclusions

Management has developed a plan for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit and Finance Committee of the Board, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the efforts discussed above will remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Further, no system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. Given the breadth of the control deficiencies and material weaknesses described above, there is no assurance that the Company's remediation efforts have been or will be fully effective. As described in Item 1A (Risk Factors) above, these material weaknesses have not been fully remediated as of the filing date of this 2012 Form 10-K and if the Company's remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

We have omitted this information from this report pursuant to General Instruction (I)(1)(a) and (b) of Form 10-K and are filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Item 11.                      Executive Compensation

We have omitted this information from this report pursuant to General Instruction (I)(1)(a) and (b) of Form 10-K and  are filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management

We have omitted this information from this report pursuant to General Instruction (I)(1)(a) and (b) of Form 10-K and are filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

We have omitted this information from this report pursuant to General Instruction (I)(1)(a) and (b) of Form 10-K and filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

Item 14.                      Principal Accounting Fees and Services

A description of the fees earned by PricewaterhouseCoopers LLP (“PwC”) for services rendered to the Company for each of the two years in the period ended December 31, 2012 is provided below. Fees in 2012 primarily relate to additional fees associated with the restatement of the Company's financial statements billed and accrued in 2012 and 2013. Amounts recorded within the 2012 financial statements were $1,770,886.

	2012	2011

Audit fees	$12,595,620	$837,414
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$12,595,620	$837,414

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

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)      Documents filed as part of this 2012 Form 10-K include:

1.	Financial Statements. The financial statements listed in Part II of the Table of Contents to this 2012 Form 10-K are filed as part of this 2012 Form 10-K;
2.	Financial Statement Schedules. All financial statement schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto; and
3.	Exhibits. Those items listed in the Exhibit Index in Section E of this 2012 Form 10-K which are marked with an (*) are filed with this 2012 Form 10-K.

*    *    *    *    *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated:	April 25, 2014	By: /s/ James D. Wehr
James D. Wehr
President
(Principal Executive Officer)

Dated:	April 25, 2014	By: /s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 25, 2014	By: /s/ Douglas C. Miller
Douglas C. Miller
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated April 25, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Edward W. Cassidy	/s/ Christopher M. Wilkos
Edward W. Cassidy, Director	Christopher M. Wilkos, Director

/s/ Thomas M. Buckingham
Thomas M. Buckingham, Director

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

31.1	Certification of James D. Wehr, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Bonnie J. Malley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by James D. Wehr, President and Bonnie J. Malley, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, changes in stockholder's equity, and cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (the "Company") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company has restated its 2011 and 2010 financial statements to correct errors.

As discussed in Note 2 to the financial statements, as of January 1, 2012, the Company retrospectively adopted the amended accounting guidance for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

As described in Note 12 to the financial statements, the Company has significant transactions with its affiliates.  It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

/s/ PricewaterhouseCoopers, LLP
Philadelphia, Pennsylvania
April 25, 2014

PHL VARIABLE INSURANCE COMPANY
Balance Sheets
($ in millions, except share data)
December 31, 2012 and 2011

	2012	2011
		As restated
		and amended
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $3,043.0 and $2,460.9)	$3,217.2	$2,512.1
Limited partnerships and other investments	6.7	4.7
Policy loans, at unpaid principal balances	61.0	62.5
Derivative instruments	149.4	103.8
Fair value investments	38.5	41.8
Total investments	3,472.8	2,724.9
Cash and cash equivalents	83.1	49.5
Accrued investment income	23.2	18.6
Receivables	443.3	413.6
Deferred policy acquisition costs	426.2	489.1
Deferred income taxes, net	16.2	29.4
Receivable from related parties	—	4.8
Other assets	135.5	108.6
Separate account assets	2,061.8	2,546.8
Total assets	$6,662.1	$6,385.3

LIABILITIES:
Policy liabilities and accruals	$1,876.2	$1,601.3
Policyholder deposit funds	2,349.8	1,724.4
Payable to related parties	11.0	30.0
Other liabilities	68.2	58.8
Separate account liabilities	2,061.8	2,546.8
Total liabilities	6,367.0	5,961.3

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	802.2	802.2
Accumulated other comprehensive loss	11.4	2.6
Accumulated deficit	(521.0)	(383.3)
Total stockholder’s equity	295.1	424.0
Total liabilities and stockholder’s equity	$6,662.1	$6,385.3

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Income and Comprehensive Income
($ in millions)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		As restated	As restated
		and amended	and amended
REVENUES:
Premiums	$8.5	$2.3	$3.8
Insurance and investment product fees	365.3	394.3	412.3
Net investment income	130.9	101.1	74.2
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5.0)	(10.1)	(20.9)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	2.2	6.9	10.1
Net OTTI losses recognized in earnings	(2.8)	(3.2)	(10.8)
Net realized investment losses, excluding OTTI losses	(19.5)	(16.2)	(11.6)
Net realized investment losses	(22.3)	(19.4)	(22.4)
Total revenues	482.4	478.3	467.9

BENEFITS AND EXPENSES:
Policy benefits	396.8	302.6	271.4
Policy acquisition cost amortization	103.5	109.5	198.0
Other operating expenses	103.6	92.5	94.4
Total benefits and expenses	603.9	504.6	563.8
Loss before income taxes	(121.5)	(26.3)	(95.9)
Income tax expense (benefit)	16.2	(6.3)	(32.3)
Net loss	$(137.7)	$(20.0)	$(63.6)

FEES PAID TO RELATED PARTIES (NOTE 12)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(137.7)	$(20.0)	$(63.6)
Other comprehensive income (loss), before income taxes:
Net unrealized investment gains, before income taxes	19.2	25.7	23.9
Non-credit portion of OTTI losses recognized in OCI, before income taxes	14.5	(6.0)	5.1
Other comprehensive income, before income taxes	33.7	19.7	29.0
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	19.8	6.3	7.4
Non-credit portion of OTTI losses recognized in OCI	5.1	(2.1)	1.8
Total income tax expense	24.9	4.2	9.2
Other comprehensive income, net of income taxes	8.8	15.5	19.8
Comprehensive loss	$(128.9)	$(4.5)	$(43.8)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Cash Flows
($ in millions)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		As restated	As restated
		and amended	and amended
OPERATING ACTIVITIES:
Net loss	$(137.7)	$(20.0)	$(63.6)
Net realized investment losses	22.3	19.4	22.4
Policy acquisition costs deferred	(69.2)	(100.7)	(10.1)
Amortization of policy acquisition costs deferred	103.5	109.5	198.0
Interest credited	69.5	60.9	63.5
Equity in earnings of limited partnerships and other investments	(0.1)	(0.2)	(0.3)
Change in:
Accrued investment income	(8.5)	(12.2)	(5.0)
Deferred income taxes	(13.4)	(6.9)	(10.5)
Receivables	(29.6)	(10.9)	17.7
Policy liabilities and accruals	(56.4)	(128.3)	(307.3)
Due to/from affiliate	(7.5)	21.1	16.8
Other operating activities, net	(38.3)	(54.0)	(57.8)
Cash used for operating activities	(165.4)	(122.3)	(136.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,427.5)	(1,459.2)	(756.3)
Derivative instruments	(98.1)	(46.1)	(65.4)
Fair value investments	(5.7)	(34.3)	(3.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	863.9	538.4	586.8
Derivative instruments	26.7	63.8	22.3
Fair value investments	12.4	7.7	2.4
Contributions to limited partnerships	(2.1)	(1.2)	(2.0)
Distribution from limited partnerships	0.3	0.1	0.1
Policy loans, net	3.9	(2.9)	(5.8)
Other investing activities, net	(1.0)	(0.6)	(6.9)
Cash used for investing activities	(627.2)	(934.3)	(227.9)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,074.7	1,225.4	490.4
Policyholder deposit fund withdrawals	(513.8)	(465.0)	(474.1)
Net transfers from separate accounts	265.3	311.6	284.2
Capital contributions from parent	—	—	14.0
Cash provided by financing activities	826.2	1,072.0	314.5
Change in cash and cash equivalents	33.6	15.4	(49.6)
Cash and cash equivalents, beginning of year	49.5	34.1	83.7
Cash and cash equivalents, end of year	$83.1	$49.5	$34.1

Non-Cash Transactions During the Year
Investment exchanges	$28.6	$26.4	$15.0

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Changes in Stockholder’s Equity
($ in millions)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		As restated	As restated
		and amended	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5	$2.5
Balance, end of period	$2.5	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$802.2	$788.2
Capital contributions from parent	—	—	14.0
Balance, end of period	$802.2	$802.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$2.6	$(12.9)	$(33.0)
Adjustment for initial application of accounting changes	—	—	0.3
Other comprehensive income	8.8	15.5	19.8
Balance, end of period	$11.4	$2.6	$(12.9)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(383.3)	$(363.3)	$(298.5)
Adjustment for initial application of accounting changes	—	—	(1.2)
Net loss	(137.7)	(20.0)	(63.6)
Balance, end of period	$(521.0)	$(383.3)	$(363.3)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$424.0	$428.5	$459.2
Adjustment for initial application of accounting changes	—	—	13.1
Change in stockholder’s equity	(128.9)	(4.5)	(43.8)
Balance, end of period	$295.1	$424.0	$428.5

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Financial Statements
Years Ended December 31, 2012, 2011 and 2010

1.      Organization and Operations

PHL Variable Insurance Company (“we,” “our,” “us,” “PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and life insurance products. It is a wholly-owned subsidiary of PM Holdings, Inc. and PM Holdings, Inc. is a wholly-owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly-owned subsidiary of The Phoenix Companies, Inc. (“PNX” or “Phoenix”), a New York Stock Exchange listed company. Saybrus Partners, Inc. (“Saybrus”), an affiliate,  provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

2.      Restatement and Amendment of Previously Reported Financial Information

Subsequent to the Company’s filing of Form 10-Q for the period ended June 30, 2012, a related party reinsurance error was identified, followed by the identification of certain other errors within the statement of cash flows for the nine months ended September 30, 2012, as well as for previously reported periods. Following the identification of these errors, management initiated a comprehensive internal review of the Company’s historical financial information and identified additional errors. As part of its internal review, the Company evaluated the financial reporting process and the resulting financial statements as well as the appropriateness of prior accounting and reporting decisions in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result, the Company has restated and amended its financial statements as of and for the years ended December 31, 2011 and 2010 to: (i) adjust for impact of these errors; (ii) record previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period; and (iii) amend the financial statements for the impact of the retrospective adoption of amended accounting guidance discussed more fully in the “Revision for the Retrospective Adoption of Amended Accounting Guidance” section below.

The Company has classified the errors that were affected by the restatement into the following major categories:

1.      Actuarial Finance (which includes various subcategories as noted more fully below)
2.      Investments (which includes various subcategories as noted more fully below)
3.      Reinsurance Accounting (which includes two separate subcategories as noted more fully below)
4.      Cash Flows and Changes in Classification

In addition to these four categories, there are certain items labeled “other restatement adjustments” which primarily relate to previously recorded out-of-period errors that were previously identified and determined not to be material individually or in the aggregate. The Company reconsidered each of these errors individually or in the aggregate during the course of the restatement and concluded that certain of these previously identified errors, namely actuarial, would be most appropriately presented within separately identifiable categories as noted in more detail within the “Actuarial Finance” section below, with the remaining errors most appropriately categorized into “other restatement adjustments” rather than any of the four major categories. In an effort to provide greater transparency into these remaining “other restatement adjustments,” the Company has provided additional details underlying select errors for certain financial statement line items, as deemed appropriate. These details are presented in the financial statement tables detailed more fully within this Note below.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

The following table summarizes the effect of the correction of these errors on net income as applicable by category of error.

Increase (decrease)	For the year ended
($ in millions)	December 31,
	2011	2010

Net income (loss) as previously reported	$17.0	$(24.9)

Restatement adjustments: (1)
Actuarial finance:
- Accounting for certain universal life type products	(35.8)	(42.0)
- Loss recognition	3.1	(3.9)
- Fixed indexed annuities	(4.1)	—
- Other actuarial errors	5.3	(17.5)
Investments:
- Available-for-sale securities	0.4	0.5
- Derivative valuation	(5.7)	(2.3)
- Structured securities	0.1	1.0
Reinsurance accounting:
-Third-party reinsurance	(3.3)	6.3
-Related party reinsurance	(8.0)	(32.6)
Other restatement adjustments	1.1	2.5
Total restatement adjustments before income taxes	(46.9)	(88.0)
Total income tax expense (benefit) of restatement adjustments	5.2	(14.0)
Total restatement adjustments after income taxes	(52.1)	(74.0)
Net loss before retrospective adoption, net of income tax	(35.1)	(98.9)
Retrospective adoption, net of income tax (2)	15.1	35.3
Net loss	$(20.0)	$(63.6)

(1)	All restatement adjustments are presented on a before-tax basis with total tax expense (benefit) presented separately.
(2)	For additional information, see “Revision for the Retrospective Adoption of Amended Accounting Guidance” described more fully below in this Note.

Actuarial Finance

The Company determined that there were errors related to the actuarial valuation of insurance liabilities and the amortization of deferred policy acquisition costs. Errors were identified related to data, assumptions and valuation methodologies and separated into the following sub-categories detailed below.
●
Accounting for Certain Universal Life Type Products: Certain of the Company’s universal life products have benefit features that are expected to produce profits in earlier periods followed by losses in later periods. Under U.S. GAAP accounting, the Company is required to establish reserves for the anticipated benefits that exceed the projected contract value and arise from these features. The Company did not properly evaluate certain benefit features and, therefore, did not properly establish the required reserves. The resulting changes in the reserve accruals had a secondary impact on gross profits used to amortize deferred acquisition costs and unearned revenue reserves.

In addition, the Company must periodically assess each of its lines of business for a potential premium deficiency including evaluating experience and if the line of business is expected to produce profits in earlier years followed by losses in later years. The Company did not properly assess the universal life or variable universal life lines of businesses for this profits followed by losses condition. Accordingly, the Company accrued additional reserves over the restatement period to provide for expected losses in the future.

 The Company also determined it was using inappropriate approximations of reinsurance that when aggregated did not properly reflect the underlying reinsurance costs accurately within the models it uses to amortize deferred policy acquisition costs and to value policyholder liabilities. The impact of the correction of this reinsurance modeling error indirectly impacted the balances discussed above.

In addition, the impact of this error indirectly impacted the calculation of the “Shadow Accounting” error which is a separately identifiable component of the actuarial errors and, accordingly, is described within the “Shadow Accounting” section of “Actuarial Finance” directly below.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

●
Shadow Accounting: Under U.S. GAAP accounting, assets and liabilities that are backed by a portfolio of assets classified as available-for-sale must be adjusted to reflect the amount of unrealized gains or unrealized losses “as if the amounts were realized” with a corresponding offset to other comprehensive income (loss) in a process commonly referred to as “shadow accounting”. The Company failed to recognize all of the relationships between the available-for-sale assets and the supported assets and liabilities in calculating these adjustments. During the restatement, the shadow accounting policy and valuation process were corrected to ensure all interrelated assets and liabilities were being properly identified and to ensure that the impacts of these unrealized gains or losses were properly recorded. The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

●
Loss Recognition: Under U.S. GAAP accounting, the Company must periodically assess the net liability (net of deferred policy acquisition costs) to ensure it is sufficient to provide for the expected policyholder benefits and related expenses. Upon analysis, the Company determined that for certain lines of business the “locked-in” historical estimates used to calculate the policyholder liabilities were insufficient prior to, and also as a result of, entering into a new reinsurance treaty (as discussed within the “Reinsurance Accounting” section below) and in light of the current interest rate environment. Upon identification of loss recognition events, the Company reduced its deferred policy acquisition cost asset and established additional liabilities to rectify the insufficiency in the net liability which was identified for certain lines of business. The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

●
Fixed Indexed Annuities (“FIA”): During the Company’s analysis of the fixed indexed annuity valuation process, errors associated with the actuarial modeling of certain fixed indexed annuity product features which were modeled beginning in 2011 were identified. These errors related to incomplete or inaccurate data and inappropriate approximations of product features which resulted in the incorrect calculation for the policyholder liabilities including the related embedded derivatives associated with certain benefits for the product. The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

Other errors related to the FIA products for the 2010 period were previously identified and recorded as out-of-period errors. These errors which resulted in a net loss of $2.4 million are presented, along with all other actuarial out-of-period errors, within the “Other Actuarial Errors” section below.

●
Other Actuarial Errors: Included within these amounts are all actuarial out-of-period errors as well as other individually immaterial errors which were identified during the restatement process in conjunction with management’s comprehensive balance sheet review and relating to the Company’s actuarial assumptions, approximations and valuation methods/models for its life and annuity business. The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease	Summary of Correction of Actuarial Finance Errors – December 31, 2011 Balance Sheet Impacts (1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors (2)
ASSETS:
Available-for-sale debt securities, at fair value	$—	$—	$—	$—	$—	$—
Limited partnerships and other investments	—	—	—	—	—	—
Policy loans, at unpaid principal balances	—	—	—	—	—	—
Derivative investments	—	—	—	—	—	—
Fair value investments	—	—	—	—	—	—
Total investments	—	—	—	—	—	—
Cash and cash equivalents	—	—	—	—	—	—
Accrued investment income	—	—	—	—	—	—
Receivables	1.1	—	—	—	1.9	3.0
Deferred policy acquisition costs	70.9	(13.4)	(1.4)	(3.4)	(2.6)	50.1
Deferred income taxes, net	—	—	—	—	—	—
Receivables from related parties	—	—	—	—	—	—
Other assets	—	—	39.6	—	4.7	44.3
Separate account assets	—	—	—	—	—	—
Total assets	$72.0	$(13.4)	$38.2	$(3.4)	$4.0	$97.4

LIABILITIES:
Policy liabilities and accruals	$195.1	$(13.6)	$10.3	—	$11.3	$203.1
Deferred income tax, net	—	—	—	—	—	—
Policyholder deposit funds	—	—	—	0.8	2.4	3.2
Deferred income tax, net
Payable to related parties	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	—
Separate account liabilities	—	—	—	—	—	—
Total liabilities	195.1	(13.6)	10.3	0.8	13.7	206.3

STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—
Accumulated other comprehensive loss	4.5	(19.8)	—	—	—	(15.3)
Accumulated deficit	(77.8)	—	(0.8)	(4.1)	(12.2)	(94.9)
Treasury stock	—	—	—	—	—	—
Total stockholder’s equity(3)	(73.3)	(19.8)	(0.8)	(4.1)	(12.2)	(110.2)
Total stockholder’s equity - cumulative impact(4)	(49.8)	20.0	28.7	(0.1)	2.5	1.3
Total stockholder’s equity - impact	(123.1)	0.2	27.9	(4.2)	(9.7)	(108.9)
Total liabilities and stockholder’s equity	$72.0	$(13.4)	$38.2	$(3.4)	$4.0	$97.4
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.
(3)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented.
(4)	Amounts represent cumulative impact of restatement changes to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – December 31, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors (2)

REVENUES:
Premiums	$—	$—	$—	$—	$—	$—
Fee Income	(3.1)	—	—	—	1.2	(1.9)
Net investment income	—	—	—	—	0.3	0.3
Net realized investment gains (losses)	—	—	—	—	—	—
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	(0.4)	8.7	8.3
Net realized investment gains (losses)	—	—	—	(0.4)	8.7	8.3
Total revenues	$(3.1)	$—	$—	$(0.4)	$10.2	$6.7

BENEFITS AND EXPENSES:
Policy benefits	50.6	—	(4.5)	0.3	8.0	54.4
Policy acquisition cost amortization	(17.9)		1.4	3.4	(5.6)	(18.7)
Other operating expenses	—	—	—	—	2.5	2.5
Total benefits and expenses	32.7	—	(3.1)	3.7	4.9	38.2
Income (loss) from before income taxes	(35.8)	—	3.1	(4.1)	5.3	(31.5)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(35.8)	$—	$3.1	$(4.1)	$5.3	$(31.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(35.8)	$—	$3.1	$(4.1)	$5.3	$(31.5)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	0.3	(21.6)	—	—	—	(21.3)
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	0.3	(21.6)	—	—	—	(21.3)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—
Other comprehensive income, net of tax	0.3	(21.6)	—	—	—	(21.3)
Comprehensive income (loss)	$(35.5)	$(21.6)	$3.1	$(4.1)	$5.3	$(52.8)
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – December 31, 2010 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA		Other Actuarial	Total Actuarial Finance Errors (2)

REVENUES:
Premiums	$—	$—	$—		$—	$—	$—
Fee Income	2.2	—	—		—	0.6	2.8
Net investment income	—	—	—		—	—	—
Net realized investment gains (losses)	—	—	—		—	—	—
Total OTTI losses	—	—	—		—	—	—
Portion of OTTI losses recognized in OCI	—	—	—		—	—	—
Net OTTI losses recognized in earnings	—	—	—		—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—		—	(6.6)	(6.6)
Net realized investment gains (losses)	—	—	—		—	(6.6)	(6.6)
Total revenues	$2.2	$—	$—		$—	$(6.0)	$(3.8)

BENEFITS AND EXPENSES:
Policy benefits	20.1	—	3.9		—	5.0	29.0
Policy acquisition cost amortization	24.1	—	—		—	8.9	33.0
Other operating expenses	—	—	—		—	(2.4)	(2.4)
Total benefits and expenses	44.2	—	3.9		—	11.5	59.6
Income (loss) from before income taxes	(42.0)	—	(3.9)		—	(17.5)	(63.4)
Income tax expense (benefit)	—	—	—		—	—	—
Net income (loss)	$(42.0)	$—	$(3.9)		$—	$(17.5)	$(63.4)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(42.0)	$—	$(3.9)		$—	$(17.5)	$(63.4)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	4.2	1.8	—		—	—	6.0
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—		—	—	—
Other comprehensive income (loss) before income taxes	4.2	1.8	—		—	—	6.0
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	—	—	—		—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—		—	—	—
Total income tax expense (benefit)	—	—	—		—	—	—
Other comprehensive income, net of tax	4.2	1.8	—		—	—	6.0
Comprehensive income (loss)	$(37.8)	$1.8	$(3.9)	$		$(17.5)	$(57.4)
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Investments

The Company determined that there were errors related to investment valuation and the accounting treatment for these investments which are specifically identified errors in the following sub-categories as detailed below.

●
Available-for-Sale Securities – The Company did not have an adequate process over: (1) the valuation and recording of private placement debt, private equity securities, and certain publicly traded securities; and (2) utilizing an appropriate model for identifying impairments related to these securities. The errors identified were related to: (i) inaccurate inputs used in the valuation models; (ii) and inappropriate valuation methodologies used to value certain instruments; and (iii) ineffective review of internally developed (matrix or manual) prices. The Company also failed to maintain an adequate process over the leveling and disclosure of fair value measurements. In the course of correcting these valuation errors, the Company also reassessed the presentation of the fair value hierarchy as disclosed within “Note 10: Fair Value of Financial Instruments.” This resulted in the determination in the leveling classification of $1,353.0 million of securities  to Level 3 in the fair value hierarchy. The classification in Level 3 had no impact on the fair value of these securities.

The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

●
Derivative Valuation – The Company did not appropriately apply U.S. GAAP accounting standards regarding the valuation of certain derivative instruments. Specifically, the Company did not properly recognize and measure counterparty non-performance risk on non-collateralized derivative assets. The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

●
Structured Securities – The Company did not appropriately maintain a process over the assessment of accounting methodologies used to determine the appropriate interest income models. This resulted in improper income recognition and impairments for certain structured securities. In addition, the Company did not properly assess securitized financial assets for potential embedded derivatives which, when properly assessed, resulted in the reclassification of assets to fair value investments.  The reclassification of these assets results in the recognition of the change in fair value of these assets in net investment income.  The impact of the correction of these errors on the statements of comprehensive income is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – December 31, 2011 Balance Sheet Impacts (1)
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors (2)
ASSETS:
Available-for-sale debt securities, at fair value	$0.9	$—	$(35.1)	$(34.2)
Limited partnerships and other investments	—	—	—	—
Policy loans, at unpaid principal balances	—	—	—	—
Derivative investments	—	(9.4)	—	(9.4)
Fair value investments	(0.5)	—	35.1	34.6
Total investments	0.4	(9.4)	—	(9.0)
Cash and cash equivalents	—	—	—	—
Accrued investment income	—	—	—	—
Receivables	—	—	—	—
Deferred policy acquisition costs	—	(13.1)	—	(13.1)
Deferred income taxes, net	—	—	—	—
Receivables from related parties	—	—	—	—
Other assets	—	—	—	—
Separate account assets	—	—	—	—
Total assets	$0.4	$(22.5)	$—	$(22.1)

LIABILITIES:
Policy liabilities and accruals	$—	$—	$—	$—
Deferred income taxes, net	—	—	—	—
Policyholder deposit funds	—	—	—	—
Deferred income tax, net
Payable to related parties	—	—	—	—
Other liabilities	—	—	—	—
Separate account liabilities	—	—	—	—
Total liabilities	—	—	—	—
STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—
Additional paid-in capital	—	—	—	—
Accumulated other comprehensive loss	14.4	—	(0.4)	14.0
Accumulated deficit	0.9	(8.0)	1.1	(6.0)
Treasury stock	—	—	—	—
Total stockholder’s equity (3)	15.3	(8.0)	0.7	8.0
Total stockholder’s equity - cumulative impact (4)	(14.9)	(14.5)	(0.7)	(30.1)
Total stockholder’s equity - impact	0.4	(22.5)	—	(22.1)
Total liabilities and stockholder’s equity	$0.4	$(22.5)	$—	$(22.1)

(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.
(3)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented.
(4)	Amounts represent cumulative impact of restatement changes made to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – December 31, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors (2)
REVENUES:
Premiums	$—	$—	$—	$—
Fee Income	—	—	—	—
Net investment income	0.4	—	0.1	0.5
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI	—	(6.3)	—	(6.3)
Net realized investment gains (losses)	—	(6.3)	—	(6.3)
Total revenues	0.4	(6.3)	0.1	(5.8)

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	(0.6)	—	(0.6)
Other operating expenses	—	—	—	—
Total benefits and expenses	—	(0.6)	—	(0.6)
Income (loss) from before income taxes	0.4	(5.7)	0.1	(5.2)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$0.4	$(5.7)	$0.1	$(5.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$0.4	$(5.7)	$0.1	$(5.2)
Other comprehensive income (loss) before income taxes
Net unrealized investment gains before income taxes	5.3	—	0.6	5.9
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—
Other comprehensive income (loss) before income taxes	5.3	—	0.6	5.9
Less: Income tax expense (benefit) related to
Net unrealized investment gains	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—
Total income tax expense (benefit)	—	—	—	—
Other comprehensive income, net of tax	5.3	—	0.6	5.9
Comprehensive income (loss)	$5.7	$(5.7)	$0.7	$0.7
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – December 31, 2010 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structure Securities	Total Investment Errors (2)
REVENUES:
Premiums	$—	$—	$—	$—
Fee Income	—	—	—	—
Net investment income	0.5	—	(0.5)	—
Net realized investment gains (losses):
Total OTTI losses	—	—	1.5	1.5
Portion of OTTI losses recognized in OCI	—	—	—	—
Net OTTI losses recognized in earnings	—	—	1.5	1.5
Net realized investment gains (losses), excluding OTTI	—	0.6	—	0.6
Net realized investment gains (losses)	—	0.6	1.5	2.1
Total revenues	0.5	0.6	1.0	2.1

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	2.9	—	2.9
Other operating expenses	—	—	—	—
Total benefits and expenses	—	2.9	—	2.9
Income (loss) from before income taxes	0.5	(2.3)	1.0	(0.8)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$0.5	$(2.3)	$1.0	$(0.8)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$0.5	$(2.3)	$1.0	$(0.8)
Other comprehensive income (loss) before income taxes
Net unrealized investment gains before income taxes	9.1	—	(1.0)	8.1
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—
Other comprehensive income (loss) before income taxes	9.1	—	(1.0)	8.1
Less: Income tax expense (benefit) related to
Net unrealized investment gains	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—
Total income tax expense (benefit)	—	—	—	—
Other comprehensive income, net of tax	9.1	—	(1.0)	8.1
Comprehensive income (loss)	$9.6	$(2.3)	$—	$7.3

(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Reinsurance Accounting

In 2008 and in 2009, the Company entered into complex reinsurance agreements with one of its third-party reinsurers which resulted in net costs incurred to the Company. Rather than appropriately deferring and amortizing these costs over the life of the underlying business, the Company had previously recognized these costs immediately in net income. In addition, in 2008, the Company separately entered into a related party reinsurance arrangement with its parent company, Phoenix Life, a wholly owned subsidiary of PNX where the Company inappropriately recorded the ceded reinsurance balances as an offset to the reinsurance recoverable rather than to the appropriate financial statement line item within the statements of income and comprehensive income. For additional information on the related party reinsurance arrangement, refer to “Note 4: Reinsurance.”  The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Errors” table within this Note below.

Upon review of the reinsurance transactions, the Company also determined that loss recognition was appropriate for a portion of the underlying block of business both, prior to and subsequent to, entering into the reinsurance agreements. The impact of the loss recognition prior to the reinsurance then indirectly impacted the amount of costs deferred at day one. The impact of the loss recognition error on those costs deferred resulted in a reduction of approximately $38.6 million and is reflected within the “Summary of Correction of Actuarial Finance Errors” table above. The impact of the reinsurance component of this error on the financial statements is presented in the “Summary of Correction of Errors” table within this Note below.

In addition, certain errors were identified related to the Company’s net presentation of direct and ceded reinsurance liabilities on the balance sheets. As a result, ceded policy liabilities were reclassified from policy liabilities and accruals to receivables within the balance sheets to correct the error and reflect the proper gross presentation required under U.S. GAAP. See “Changes in Classifications” section below for additional information.

Cash Flows and Changes in Classifications

●
Statement of Cash Flows – The Company identified errors within its previously issued statement of cash flows which primarily consisted of: (i) the incorrect classification of deposits and withdrawals of universal life products as cash flows used for operating activities; (ii) the incorrect classification of capitalized interest on policy loans as an investing activity; (iii) certain other classification errors within cash flows from investing activities primarily related to investment purchases and sales; and (iv) the net impact of all other errors previously and separately described within this Note. The impact of the correction of these errors to each individual financial statement line item within the statement of cash flows is summarized below and included in detail within the restated and amended statement of cash flows within this Note.

Increase (decrease)	For the year ended
($ in millions)	December 31,
	2011	2010
Statement of Cash Flows
Cash provided by (used for) operating activities	$(171.1)	$(159.7)
Cash provided by (used for) investing activities	16.3	(20.6)
Cash provided by (used for) financing activities	153.8	163.1

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

In addition to these errors noted above, the Company made certain changes in presentation to enhance disclosure of certain cash activity within the statement of cash flows. Most significantly: (i) interest credited to policyholder accounts has been separately disclosed within cash flows used for operating activities; and (ii) deposits into and withdrawals from separate accounts have been presented gross, rather than net, within cash flows provided by financing activities which are also reflected in the correction of errors above and within the restated and amended statement of cash flows within this Note. These changes in presentation did not have any impact on total cash flows provided by (used for) operating, investing or financing activities.

●
Changes in Classifications – The Company made certain corrections to: (i) present outstanding checks and cash held as collateral by a third party related to our derivative transactions in order to appropriately reflect the legal right of offset and to properly reclassify certain suspense accounts; (ii) reflect direct and ceded reinsurance liabilities gross in the balance sheets as described above in “Reinsurance Accounting” section; and (iii) reclassify sales inducements assets from deferred policy acquisition costs to other assets. These corrections had no impact to net income or total stockholder’s equity. The impact of the changes in classification are reflected in the correction of errors column in the “Summary of Correction of Errors” table within this Note.

Revision for the Retrospective Adoption of Amended Accounting Guidance

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to include only incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012 and such retrospective adoption results in amendments to previously reported balances as shown in the table below as if the guidance was applied at the inception of all policies in force. The cumulative effect of retrospective adoption reduced deferred policy acquisition costs and beginning stockholder’s equity by $36.1 million as of January 1, 2012. In any period, the adoption resulted in a decrease in amortization of policy acquisition costs due to the reduced deferred policy acquisition cost asset. Adjustments for the retrospective adoption reflect the impact of the adoption after consideration of correcting the errors associated with the restatement as noted more fully in the tables reflecting the impact of the retrospective adoption on financial statements presented within this Note below.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – December 31, 2011 Balance Sheet Impacts (1)

			Reinsurance Accounting		Changes in Classification
($ in millions)	Total Actuarial Finance (2)	Total Investments (3)	Third-party reinsurance	Related party reinsurance
					Cash and Suspense	Reinsurance	Sales Inducement	Other Restatement Adjustments
									Total Correction of Errors (4)

ASSETS:
Available-for-sale debt securities, at fair value	$—	$(34.2)	$—	$—	$—	$—	$—	$(0.1)	$(34.3)
Limited partnerships and other investments	—	—	—	—	—	—	—	(0.3)	(0.3)
Policy loans, at unpaid principal balances	—	—	—	—	—	—	—	—	—
Derivative investments	—	(9.4)	—	—	—	—	—	—	(9.4)
Fair value investments	—	34.6	—	—	—	—	—	(0.1)	34.5
Total investments	—	(9.0)	—	—	—	—	—	(0.5)	(9.5)
Cash and cash equivalents	—	—	—	—	(18.0)	—	—	—	(18.0)
Accrued investment income	—	—	—	—	—	—	—	—	—
Receivables	3.0	—	—	(40.9)	9.2	58.1	—	1.8	31.2
Deferred policy acquisition costs	50.1	(13.1)	—	(3.6)	—	—	(42.3)	(0.1)	(9.0)
Deferred income taxes, net	—	—	—	—	—	—	—	29.4	29.4
Receivables from related parties	—	—	—	—	—	—	—	—	—
Other assets	44.3	—	(38.6)	—	9.1	—	42.3	—	57.1
Separate account assets	—	—	—	—	—	—	—	(0.2)	(0.2)
Total assets	$97.4	$(22.1)	$(38.6)	$(44.5)	$0.3	$58.1	$—	$30.4	$81.0
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors" from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Errors – December 31, 2011 Balance Sheet Impacts (1)

			Reinsurance Accounting		Changes in Classification
Increase (decrease)	Total Actuarial Finance (2)	Total Investments (3)	Third-party reinsurance	Related party reinsurance
($ in millions)					Cash and Suspense	Reinsurance	Sales Inducement	Other Restatement Adjustments	Total Correction of Errors (4)

LIABILITIES:
Policy liabilities and accruals	$203.1	$—	$—	$37.8	$—	$58.1	$—	$1.8	$300.8
Policyholder deposit funds	3.2	—	—	—	—	—	—	—	3.2
Deferred income taxes, net	—	—	—	—	—	—	—	(6.8)	(6.8)
Payable to related parties	—	—	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	0.3	—	—	(30.6)	(30.3)
Separate account liabilities	—	—	—	—	—	—	—	(0.2)	(0.2)
Total liabilities	206.3	—	—	37.8	0.3	58.1	—	(35.8)	266.7

STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	(15.3)	14.0	—	—	—	—	—	—	(1.3)
Accumulated deficit	(94.9)	(6.0)	3.0	(40.6)	—	—	—	12.4	(126.1)
Treasury stock	—	—	—	—	—	—	—	—	—
Total stockholder’s equity – periods presented (5)	(110.2)	8.0	3.0	(40.6)	—	—	—	12.4	(127.4)
Total stockholder’s equity – cumulative impact (6)	1.3	(30.1)	(41.6)	(41.7)	—	—	—	53.8	(58.3)
Total stockholder’s equity –impact	(108.9)	(22.1)	(38.6)	(82.3)	—	—	—	66.2	(185.7)
Total liabilities and stockholder’s equity	$97.4	$(22.1)	$(38.6)	$(44.5)	$0.3	$58.1	$—	$30.4	$81.0
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors" from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented.
(6)	Amounts represent cumulative impact of restatement changes made to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – December 31, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance (2)	Total Investments (3)	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors (4)
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	(1.9)	—	—	1.4	—	(0.5)
Net investment income	0.3	0.5	—	—	—	0.8
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	(0.8)	(0.8)
Portion of OTTI losses recognized in OCI	—	—	—	—	0.4	0.4
Net OTTI losses recognized in earnings	—	—	—	—	(0.4)	(0.4)
Net realized investment gains (losses), excluding OTTI losses	8.3	(6.3)	—	—	(0.1)	1.9
Net realized investment gains (losses)	8.3	(6.3)	—	—	(0.5)	1.5
Total revenues	6.7	(5.8)	—	1.4	(0.5)	1.8

BENEFITS AND EXPENSES
Policy benefits	54.4	—	3.3	(9.7)	(0.4)	47.6
Policy acquisition cost amortization	(18.7)	(0.6)	—	19.1	0.2	—
Other operating expenses	2.5	—	—	—	(1.4)	1.1
Total benefits and expenses	38.2	(0.6)	3.3	9.4	(1.6)	48.7
Income (loss) before income taxes	(31.5)	(5.2)	(3.3)	(8.0)	1.1	(46.9)
Income tax expense (benefit)	—	—	—	—	5.2	5.2
Net income (loss)	$(31.5)	$(5.2)	$(3.3)	$(8.0)	$(4.1)	$(52.1)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(31.5)	$(5.2)	$(3.3)	$(8.0)	$(4.1)	$(52.1)
Other comprehensive income (loss) before income taxes (5)
Net unrealized investment gains before income taxes (5)	(21.3)	5.9	—	—	0.5	(14.9)
Non-credit portion of OTTI losses recognized in OCI before income taxes (5)	—	—	—	—	(0.3)	(0.3)
Other comprehensive income (loss) before income taxes	(21.3)	5.9	—	—	0.2	(15.2)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses) (5)	—	—	—	—	(7.9)	(7.9)
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	(0.1)	(0.1)
Total income tax expense (benefit)	—	—	—	—	(8.0)	(8.0)
Other comprehensive income, net of tax	(21.3)	5.9	—	—	8.2	(7.2)
Comprehensive income (loss)	$(52.8)	$0.7	$(3.3)	$(8.0)	$4.1	$(59.3)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors" from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

(Continued on next page)

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – December 31, 2010 Income Statement and Comprehensive Income Impacts (1)
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance (2)	Total Investments (3)	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors (4)
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	2.8	—	—	—	—	2.8
Net investment income	—	—	—	—	0.5	0.5
Net realized investment gains (losses):
Total OTTI losses	—	1.5	—	—	(2.6)	(1.1)
Portion of OTTI losses recognized in OCI	—	—	—	—	1.1	1.1
Net OTTI losses recognized in earnings	—	1.5	—	—	(1.5)	—
Net realized investment gains (losses), excluding OTTI losses	(6.6)	0.6	—	—	1.2	(4.8)
Net realized investment gains (losses)	(6.6)	2.1	—	—	(0.3)	(4.8)
Total revenues	(3.8)	2.1	—	—	0.2	(1.5)

BENEFITS AND EXPENSES
Policy benefits	29.0	—	(6.3)	25.2	(0.3)	47.6
Policy acquisition cost amortization	33.0	2.9	—	9.5	0.2	45.6
Other operating expenses	(2.4)	—	—	(2.1)	(2.2)	(6.7)
Total benefits and expenses	59.6	2.9	(6.3)	32.6	(2.3)	86.5
Income (loss) before income taxes	(63.4)	(0.8)	6.3	(32.6)	2.5	(88.0)
Income tax expense (benefit)	—	—	—	—	(14.0)	(14.0)
Net income (loss)	$(63.4)	$(0.8)	$6.3	$(32.6)	$16.5	$(74.0)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(63.4)	$(0.8)	$6.3	$(32.6)	$16.5	$(74.0)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	6.0	8.1	—	—	(9.8)	4.3
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	9.3	9.3
Other comprehensive income (loss) before income taxes	6.0	8.1	—	—	(0.5)	13.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	—	—	—	—	4.4	4.4
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	3.3	3.3
Total income tax expense (benefit)	—	—	—	—	7.7	7.7
Other comprehensive income, net of tax	6.0	8.1	—	—	(8.2)	5.9
Comprehensive income (loss)	$(57.4)	$7.3	$6.3	$(32.6)	$8.3	$(68.1)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors" from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Balance Sheet
($ in millions)	As of December 31, 2011
	As previously reported	Correction of errors(1)	Adjusted prior to the Retrospective Adoption	Retrospective Adoption(2)	As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value	$2,546.4	$(34.3)	$2,512.1	$—	$2,512.1
Limited partnerships and other investments	5.0	(0.3)	4.7	—	4.7
Policy loans, at unpaid principal balances	62.5	—	62.5	—	62.5
Derivative investments	113.2	(9.4)	103.8	—	103.8
Fair value option investments	7.3	34.5	41.8	—	41.8
Total investments	2,734.4	(9.5)	2,724.9	—	2,724.9
Cash and cash equivalents	67.5	(18.0)	49.5	—	49.5
Accrued investment income	18.6	—	18.6	—	18.6
Receivables	382.4	31.2	413.6	—	413.6
Deferred policy acquisition costs	576.6	(9.0)	567.6	(78.5)	489.1
Deferred income taxes	—	29.4	29.4	—	29.4
Receivables from related parties	4.8	—	4.8	—	4.8
Other assets	52.5	57.1	109.6	(1.0)	108.6
Separate account assets	2,547.0	(0.2)	2,546.8	—	2,546.8
Total assets	$6,383.8	$81.0	$6,464.8	$(79.5)	$6,385.3

LIABILITIES:
Policy liabilities and accruals (3)	$1,343.9	$300.8	$1,644.7	$(43.4)	$1,601.3
Policyholder deposit funds	1,721.2	3.2	1,724.4	—	1,724.4
Deferred income taxes	6.8	(6.8)	—	—	—
Payable to related parties	30.0	0.0	30.0	—	30.0
Other liabilities	89.1	(30.3)	58.8	—	58.8
Separate account liabilities	2,547.0	(0.2)	2,546.8	—	2,546.8
Total liabilities	5,738.0	266.7	6,004.7	(43.4)	5,961.3

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	6.2	0.2	6.4	(3.8)	2.6
Accumulated deficit	(165.1)	(185.9)	(351.0)	(32.3)	(383.3)
Total stockholder’s equity	645.8	(185.7)	460.1	(36.1)	424.0
Total liabilities and stockholder’s equity	$6,383.8	$81.0	$6,464.8	$(79.5)	$6,385.3
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

(3)
Included within policyholder liabilities and accruals is the post-ASU gross profits followed by losses reserve of $207.8 million. The corresponding net post-ASU amount of $193.6 million reported within the financial statements includes $(14.2) million of shadow profits followed by losses, both of which are discussed further within the “Actuarial Finance” section of this Note.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	As of and for the year ended December 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$2.3	$-	$2.3	$—	$2.3
Insurance and investment product fees	394.8	(0.5)	394.3	—	394.3
Net investment income	100.3	0.8	101.1	—	101.1
Net realized investment gains (losses):
Total OTTI losses	(9.3)	(0.8)	(10.1)	—	(10.1)
Portion of OTTI losses recognized in OCI	6.5	0.4	6.9	—	6.9
Net OTTI losses recognized in earnings	(2.8)	(0.4)	(3.2)	—	(3.2)
Net realized investment gains (losses), excluding OTTI losses	(18.1)	1.9	(16.2)	—	(16.2)
Net realized investment losses	(20.9)	1.5	(19.4)	—	(19.4)
Total revenues	476.5	1.8	478.3	—	478.3

BENEFITS AND EXPENSES:
Policy benefits	245.6	47.6	293.2	9.4	302.6
Policy acquisition cost amortization	133.2	—	133.2	(23.7)	109.5
Other operating expenses	90.1	1.1	91.2	1.3	92.5
Total benefits and expenses	468.9	48.7	517.6	(13.0)	504.6
Income (loss) before income taxes	7.6	(46.9)	(39.3)	13.0	(26.3)
Income tax expense (benefit)	(9.4)	5.2	(4.2)	(2.1)	(6.3)
Net income (loss)	$17.0	$(52.1)	$(35.1)	$15.1	$(20.0)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$17.0	$(52.1)	$(35.1)	$15.1	$(20.0)
Other comprehensive income (loss) before income tax (3)
Net unrealized investment gains before income tax	34.4	(14.9)	19.5	6.2	25.7
Non-credit portion of OTTI losses recognized in OCI before income tax	(5.7)	(0.3)	(6.0)	—	(6.0)
Other comprehensive income (loss) before income taxes	28.7	(15.2)	13.5	6.2	19.7
Less: Income tax expense (benefit) related to: (3)
Net unrealized investment gains	12.0	(7.9)	4.1	2.2	6.3
Non-credit portion of OTTI losses recognized in OCI	(2.0)	(0.1)	(2.1)	—	(2.1)
Total income tax expense (benefit)	10.0	(8.0)	2.0	2.2	4.2
Other comprehensive income, net of tax	18.7	(7.2)	11.5	4.0	15.5
Comprehensive income (loss)	$35.7	$(59.3)	$(23.6)	$19.1	$(4.5)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

(3)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	As of and for the year ended December 31, 2010
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$3.8	$—	$3.8	$—	$3.8
Insurance and investment product fees	409.5	2.8	412.3	—	412.3
Net investment income	73.7	0.5	74.2	—	74.2
Net realized investment gains (losses):
Total OTTI losses	(19.8)	(1.1)	(20.9)	—	(20.9)
Portion of OTTI losses recognized in OCI	9.0	1.1	10.1	—	10.1
Net OTTI losses recognized in earnings	(10.8)	—	(10.8)	—	(10.8)
Net realized investment gains (losses), excluding OTTI losses	(6.8)	(4.8)	(11.6)	—	(11.6)
Net realized investment losses	(17.6)	(4.8)	(22.4)	—	(22.4)
Total revenues	469.4	(1.5)	467.9	—	467.9

BENEFITS AND EXPENSES:
Policy benefits	213.4	47.6	261.0	10.4	271.4
Policy acquisition cost amortization	192.5	45.6	238.1	(40.1)	198.0
Other operating expenses	99.1	(6.7)	92.4	2.0	94.4
Total benefits and expenses	505.0	86.5	591.5	(27.7)	563.8
Income (loss) before income taxes	(35.6)	(88.0)	(123.6)	27.7	(95.9)
Income tax expense (benefit)	(10.7)	(14.0)	(24.7)	(7.6)	(32.3)
Net income (loss)	$(24.9)	$(74.0)	$(98.9)	$35.3	$(63.6)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(24.9)	$(74.0)	$(98.9)	$35.3	$(63.6)
Other comprehensive income (loss) before income tax (3)
Net unrealized investment gains before income tax	(2.4)	4.3	1.9	22.0	23.9
Non-credit portion of OTTI losses recognized in OCI before income tax	(4.2)	9.3	5.1	—	5.1
Other comprehensive income (loss) before income taxes	(6.6)	13.6	7.0	22.0	29.0
Less: Income tax expense (benefit) related to: (3)
Net unrealized investment gains	(12.4)	4.4	(8.0)	15.4	7.4
Non-credit portion of OTTI losses recognized in OCI	(1.5)	3.3	1.8	—	1.8
Total income tax expense (benefit)	(13.9)	7.7	(6.2)	15.4	9.2
Other comprehensive income, net of tax	7.3	5.9	13.2	6.6	19.8
Comprehensive income (loss)	$(17.6)	$(68.1)	$(85.7)	$41.9	$(43.8)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter  Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

(3)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended December 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$17.0	$(52.1)	$(35.1)	$15.1	$(20.0)
Net realized investment losses	20.9	(1.5)	19.4	—	19.4
Policy acquisition costs deferred	(150.5)	48.5	(102.0)	1.3	(100.7)
Amortization of policy acquisition costs deferred	133.2	—	133.2	(23.7)	109.5
Interest credited	—	60.9	60.9	—	60.9
Equity in earnings of limited partnerships and other investments	—	(0.2)	(0.2)	—	(0.2)
Change in:
Accrued investment income	(9.0)	(3.2)	(12.2)	—	(12.2)
Deferred income taxes	(16.6)	11.9	(4.7)	(2.2)	(6.9)
Receivables	(23.2)	12.3	(10.9)	—	(10.9)
Policy liabilities and accruals	34.4	(172.2)	(137.8)	9.5	(128.3)
Due to/from affiliate	—	21.1	21.1	—	21.1
Other operating activities, net	42.6	(96.6)	(54.0)	—	(54.0)
Cash provided by (used for) operating activities	48.8	(171.1)	(122.3)	—	(122.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,516.5)	57.3	(1,459.2)	—	(1,459.2)
Derivative instruments	(30.6)	(15.5)	(46.1)	—	(46.1)
Fair option investments	—	(34.3)	(34.3)	—	(34.3)
Other investments	(1.2)	1.2	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	562.9	(24.5)	538.4	—	538.4
Derivative instruments	35.3	28.5	63.8	—	63.8
Fair value investments	4.6	3.1	7.7	—	7.7
Other investments	0.1	(0.1)	—	—	—
Contributions to limited partnerships	—	(1.2)	(1.2)	—	(1.2)
Distributions from limited partnerships	—	0.1	0.1	—	0.1
Policy loans, net	(5.2)	2.3	(2.9)	—	(2.9)
Other investing activities, net	—	(0.6)	(0.6)	—	(0.6)
Cash provided by (used for) investing activities	(950.6)	16.3	(934.3)	—	(934.3)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	1,246.5	(21.1)	1,225.4	—	1,225.4
Policyholder deposit fund withdrawals	(328.3)	(136.7)	(465.0)	—	(465.0)
Net transfers to/from separate accounts	—	311.6	311.6	—	311.6
Cash provided by (used for) financing activities	918.2	153.8	1,072.0	—	1,072.0
Change in cash and cash equivalents	16.4	(1.0)	15.4	—	15.4
Cash and cash equivalents, beginning of year	51.1	(17.0)	34.1	—	34.1
Cash and cash equivalents, end of year	$67.5	$(18.0)	$49.5	$—	$49.5

Non-Cash Transactions During the Year
Investment exchanges	$—	$26.4	$26.4	$—	$26.4
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended December 31, 2010
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$(24.9)	$(74.0)	$(98.9)	$35.3	$(63.6)
Net realized investment losses	17.6	4.8	22.4	—	22.4
Policy acquisition costs deferred	(24.0)	12.0	(12.0)	1.9	(10.1)
Amortization of policy acquisition costs deferred	192.5	45.6	238.1	(40.1)	198.0
Interest credited	—	63.5	63.5	—	63.5
Equity in earnings of limited partnerships and other investments	—	(0.3)	(0.3)	—	(0.3)
Change in:
Accrued investment income	(8.6)	3.6	(5.0)	—	(5.0)
Deferred income taxes	0.4	(3.3)	(2.9)	(7.6)	(10.5)
Receivables	(44.5)	62.2	17.7	—	17.7
Policy liabilities and accruals	(75.7)	(242.1)	(317.8)	10.5	(307.3)
Due to/from affiliate	—	16.8	16.8	—	16.8
Other operating activities, net	(9.3)	(48.5)	(57.8)	—	(57.8)
Cash provided by (used for) operating activities	23.5	(159.7)	(136.2)	—	(136.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(760.2)	3.9	(756.3)	—	(756.3)
Derivative instruments	(73.5)	8.1	(65.4)	—	(65.4)
Fair value investments	—	(3.1)	(3.1)	—	(3.1)
Other investments	(2.7)	2.7	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	600.8	(14.0)	586.8	—	586.8
Derivative instruments	35.8	(13.5)	22.3	—	22.3
Fair value investments	—	2.4	2.4	—	2.4
Other investments	0.2	(0.2)	—	—	—
Contributions to limited partnerships	—	(2.0)	(2.0)	—	(2.0)
Distributions from limited partnerships	—	0.1	0.1	—	0.1
Policy loans, net	(7.7)	1.9	(5.8)	—	(5.8)
Other investing activities, net	—	(6.9)	(6.9)	—	(6.9)
Cash used for investing activities	(207.3)	(20.6)	(227.9)	—	(227.9)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	537.6	(47.2)	490.4	—	490.4
Policyholder deposit fund withdrawals	(400.2)	(73.9)	(474.1)	—	(474.1)
Net transfers to/from separate accounts	—	284.2	284.2	—	284.2
Capital contributions from parent	14.0	—	14.0	—	14.0
Cash provided by financing activities	151.4	163.1	314.5	—	314.5
Change in cash and cash equivalents	(32.4)	(17.2)	(49.6)	—	(49.6)
Cash and cash equivalents, beginning of year	83.5	0.2	83.7	—	83.7
Cash and cash equivalents, end of year	$51.1	$(17.0)	$34.1	$—	$34.1

Non-Cash Transactions During the Year
Investment exchanges	$—	$15.0	$15.0	$—	$15.0
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended December 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Capital contributions from parent	—	—	—	—	—
Balance, end of period	$802.2	$0.0	$802.2	$0.0	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(12.5)	$7.4	$(5.1)	$(7.8)	$(12.9)
Adjustment for initial application of accounting changes	—	—	—	—	—
Other comprehensive income	18.7	(7.2)	11.5	4.0	15.5
Balance, end of period	$6.2	$0.2	$6.4	$(3.8)	$2.6

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(182.1)	$(133.8)	$(315.9)	$(47.4)	$(363.3)
Adjustment for initial application of accounting changes	—	—	—	—	—
Net income (loss)	17.0	(52.1)	(35.1)	15.1	(20.0)
Balance, end of period	$(165.1)	$(185.9)	$(351.0)	$(32.3)	$(383.3)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610.1	$(126.4)	$483.7	$(55.2)	$428.5
Change in stockholder’s equity	35.7	(59.3)	(23.6)	19.1	(4.5)
Balance, end of period	$645.8	$(185.7)	$460.1	$(36.1)	$424.0
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended December 31, 2010
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$788.2	$—	$788.2	$—	$788.2
Capital contributions from parent	14.0	—	14.0	—	14.0
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(20.1)	$1.5	$(18.6)	$(14.4)	$(33.0)
Adjustment for initial application of accounting changes	0.3	—	0.3	—	0.3
Other comprehensive income	7.3	5.9	13.2	6.6	19.8
Balance, end of period	$(12.5)	$7.4	$(5.1)	$(7.8)	$(12.9)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(156.6)	$(59.2)	$(215.8)	$(82.7)	$(298.5)
Adjustment for initial application of accounting changes	(0.6)	(0.6)	(1.2)	—	(1.2)
Net income (loss)	(24.9)	(74.0)	(98.9)	35.3	(63.6)
Balance, end of period	$(182.1)	$(133.8)	$(315.9)	$(47.4)	$(363.3)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$614.0	$(57.7)	$556.3	$(97.1)	$459.2
Adjustment for initial application of accounting changes	13.7	(0.6)	13.1	0.0	13.1
Change in stockholder’s equity	(17.6)	(68.1)	(85.7)	41.9	(43.8)
Balance, end of period	$610.1	$(126.4)	$483.7	$(55.2)	$428.5
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

3.      Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with U.S. GAAP which differ materially from the accounting practices prescribed by various insurance regulatory authorities.  As of December 31, 2011, the Company changed from the direct to the indirect method of reporting its cash flow statement. Certain prior year amounts have been reclassified to conform to the current year presentation, primarily as a result of the adoption of new accounting standards as described more fully below.

Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits expense; and accruals for contingent liabilities. Actual results could differ from these estimates.

3.           Basis of Presentation and Significant Accounting Policies (continued)

Adoption of new accounting standards

Amendments to the Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 220, Comprehensive Income, with respect to the presentation of comprehensive income as part of the effort to establish common requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This amended guidance requires entities to present all non-owner changes in stockholder’s equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect which components of comprehensive income are recognized in net income or comprehensive income, or when an item of other comprehensive income must be classified to net income. The computation and presentation of earnings per share also does not change. This guidance was adopted in the first quarter of 2012. Other than the required changes in presentation and the additional disclosures, adoption of this guidance did not have a material effect on our financial statements.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued amended guidance to ASC 820, Fair Value Measurement, with respect to measuring fair value and related disclosures as part of the effort to establish common requirements in accordance with U.S. GAAP and IFRS. The amended guidance clarifies that the concept of highest and best use should only be used in the valuation of non-financial assets, specifies how to apply fair value measurements to instruments classified in stockholder’s equity and requires that premiums or discounts be applied consistent with what market participants would use absent Level 1 inputs. The amendment also explicitly requires additional disclosures related to the valuation of assets categorized as Level 3 within the fair value hierarchy. Additional disclosures include quantitative information about unobservable inputs, the sensitivity of fair value measurement to changes in unobservable outputs and information on the valuation process used. This guidance was adopted in the first quarter of 2012. Disclosures in Note 10 reflect the prospective adoption of this guidance. Other than additional disclosures, adoption of this guidance did not have a material effect on our financial statements.

Revision for the Retrospective Adoption of Amended Accounting Guidance

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to include only incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012 and such retrospective adoption results in amendments to previously reported balances as shown in Note 2 as if the guidance was applied at the inception of all policies in force. The cumulative effect of retrospective adoption reduced deferred policy acquisition costs and beginning stockholder’s equity by $36.1 million as of January 1, 2012. In any period, the adoption resulted in a decrease in amortization of policy acquisition costs due to the reduced deferred policy acquisition cost asset.

Accounting standards not yet adopted

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income (ASU 2013-02). Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income. The guidance does not change when an item of other comprehensive income must be reclassified to net income and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. This guidance is not expected to impact the Company’s statements of financial position or cash flows. The Company is currently assessing the impact of this guidance on the Company’s statements of operations and equity and the notes to financial statements.

3.      Basis of Presentation and Significant Accounting Policies (continued)

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with U.S. GAAP and IFRS. This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. The adoption of this guidance effective January 1, 2013 is not expected to have a material effect on our financial statements.

Significant Accounting Policies

Investments

Debt Securities

Our debt securities classified as available-for-sale are reported on our balance sheets at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI, net of the relevant policyholder obligations, applicable deferred policy acquisition costs and applicable deferred income taxes. Realized investment gains and losses are recognized on a first in first out basis.

Limited Partnerships and Other Investments

Limited partnerships, infrastructure funds, hedge funds and joint venture interests in which we do not have voting control or power to direct activities are recorded using the equity method of accounting. These investments include private equity, mezzanine funds, infrastructure funds, hedge funds of funds and direct equity investments. The equity method of accounting requires that the investment be initially recorded at cost and the carrying amount of the investment subsequently adjusted to recognize our share of the earnings or losses. We record our equity in the earnings in net investment income using the most recent financial information received from the partnerships. Recognition of net investment income is generally on a three-month delay due to the timing of the related financial statements. The contributions to and distributions from limited partnerships are classified as investing activities within the statement of cash flows.

The Company routinely evaluates these investments for impairments. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for other-than-temporary impairments (“OTTI”) when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is other-than-temporarily impaired. When an OTTI has occurred, the impairment loss is recorded within net investment gains (losses).

Loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. In a troubled debt restructuring where the Company receives assets in full or partial satisfaction of the debt, any specific valuation allowance is reversed and a direct write down of the loan is recorded for the amount of the allowance and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. Any remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loan’s original effective yield and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above.

3.      Basis of Presentation and Significant Accounting Policies (continued)

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of cash values eligible for policy loans are at variable interest rates that are reset annually on the policy anniversary.

Fair Value Instruments

Debt securities held at fair value include fixed-maturity securities held for which changes in fair values are recorded in earnings. The securities held at fair value are designated as trading securities, as well as those debt securities for which we have elected the fair value option (“FVO”). The changes in fair value and any interest income of these securities are reflected in earnings as part of “net investment income.” Refer to “Note 10: Fair Value of Financial Instruments” to these financial statements for additional disclosures related to these securities.

Derivative Instruments

We recognize derivative instruments on the balance sheets at fair value. The derivative contracts are reported as assets in derivative instruments or liabilities in other liabilities on the balance sheets, excluding embedded derivatives. Embedded derivatives, as discussed below, are recorded on the balance sheets bifurcated from the associated host contract.

The Company economically hedges variability of cash flows to be received or paid related to certain recognized assets and/or liabilities. All changes in the fair value of non-qualifying derivatives, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities. We do not designate the purchased derivatives related to living benefits or index credits as hedges for accounting purposes.

For derivatives that do not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities. Our derivatives do not qualify for hedge accounting.

Net investment income

For asset-backed and fixed maturity debt securities, we recognize interest income using a constant effective yield based on estimated cash flow timing and economic lives of the securities. For high credit quality asset-backed securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For asset-backed securities that are not high credit quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For certain credit impaired asset-backed securities, effective yields are recalculated and adjusted prospectively to reflect significant increases in undiscounted expected future cash flows and changes in the contractual benchmark interest rate on variable rate securities. Any prepayment fees on fixed maturities and mortgage loans are recorded when earned in net investment income. We record the net income from investments in partnerships and joint ventures in net investment income.

3.      Basis of Presentation and Significant Accounting Policies (continued)

Other-than-temporary impairments on available-for-sale securities

We recognize realized investment losses when declines in fair value of debt securities are considered to be an OTTI.

For debt securities, the other-than-temporarily impaired amount is separated into the amount related to a credit loss and is reported as net realized investment losses included in earnings and any amounts related to other factors are recognized in OCI. The credit loss component represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. Subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the date of impairment at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. We will continue to estimate the present value of future expected cash flows and, if significantly greater than the new cost basis, we will accrete the difference as investment income on a prospective basis once the Company has determined that the interest income is likely to be collected.

In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

●	the extent and the duration of the decline;
●	the reasons for the decline in value (credit event, interest related or market fluctuations);
●	our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery; and
●	the financial condition and near term prospects of the issuer.

A debt security impairment is deemed other-than-temporary if:

●	we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or
●	it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

Impairments due to deterioration in credit that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security are considered other-than-temporary. Other declines in fair value (for example, due to interest rate changes, sector credit rating changes or company-specific rating changes) that result in a conclusion that the present value of cash flows expected to be collected will not be sufficient to recover the amortized cost basis of the security may also result in a conclusion that an OTTI has occurred.

On a quarterly basis, we evaluate securities in an unrealized loss position for potential recognition of an OTTI. In addition, we maintain a watch list of securities in default, near default or otherwise considered by our investment professionals as being distressed, potentially distressed or requiring a heightened level of scrutiny. We also identify securities whose fair value has been below amortized cost on a continuous basis for zero to six months, six months to 12 months and greater than 12 months.

3.      Basis of Presentation and Significant Accounting Policies (continued)

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with original maturities of three months or less. Negative cash balances are reclassified to other liabilities.

Deferred policy acquisition costs

We defer incremental direct costs related to the successful sale of new or renewal contracts. Incremental direct costs are those costs that result directly from and are essential to the sale of a contract. These costs include principally commissions, underwriting and policy issue expenses, all of which vary with and are primarily related to production of new business.

We amortize deferred policy acquisition costs based on the related policy’s classification. For universal life, variable universal life and deferred annuities, deferred policy acquisition costs are amortized in proportion to EGPs as discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed, indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. EGPs are based on historical and anticipated future experience which is updated periodically.

Certain of our policies may be surrendered for value or exchanged for a different one of our products (internal replacement). The deferred policy acquisition costs balance associated with the replaced or surrendered policies is adjusted to reflect these surrenders.

In addition, deferred policy acquisition costs are adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts on interest margins as if these unrealized amounts had been realized.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

3.      Basis of Presentation and Significant Accounting Policies (continued)

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (8.0% long-term return assumption) Variable Universal Life (8.0% long-term return assumption)
Separate account return assumptions are derived from the long-term returns observed in the asset classes in which the separate accounts are invested. Short-term deviations from the long-term expectations are expected to revert to the long-term assumption over five years.

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

Mortality / longevity	Universal Life Variable Universal Life Fixed and Indexed Annuities
Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. These assumptions vary by issue age, gender, underwriting class and policy duration.

Policyholder behavior – policy persistency	Universal Life Variable Universal Life Variable Annuities Fixed and Indexed Annuities
Policy persistency assumptions vary by product and policy year and are updated based on recently observed experience. Policyholders are generally assumed to behave rationally; hence rates are typically lower when surrender penalties are in effect or when policy benefits are more valuable.

Policyholder behavior – premium persistency	Universal Life Variable Universal Life
Future premiums and related fees are projected based on contractual terms, product illustrations at the time of sale and expected policy lapses without value. Assumptions are updated based on recently observed experience and include anticipated changes in behavior based on changes in policy charges if the Company has a high degree of confidence that such changes will be implemented (e.g., change in cost of insurance (“COI”) charges).

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

3.      Basis of Presentation and Significant Accounting Policies (continued)

During the third quarter of every year, we complete a comprehensive assumption review where management makes a determination of best estimate assumptions based on a comprehensive review of recent experience and industry trends. Assumption changes resulting from this review change our estimate of EGPs in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models. The deferred policy acquisition cost asset, the unearned revenue reserves and death benefit and other insurance benefit reserves are then adjusted with an offsetting benefit or charge to income to reflect such changes in the period of the revision. Throughout the year, we may also update the assumptions and adjust the deferred policy acquisition cost, SIA, URR and certain guaranteed minimum income and death benefit balances if emerging data indicate a change is warranted. Our process to assess the reasonableness of the EGPs used for this purpose uses internally developed models together with consideration of applicable recent experience, analysis of market and industry trends and other events. Actual gross profits that vary from management’s estimates in a given reporting period may also result in increases or decreases in the rate of amortization recorded in the period.

All assumption changes, whether resulting from the annual comprehensive review or from other periodic assessments, are considered an unlock in the period of revision. An unlock adjusts the deferred policy acquisition cost, SIA and URR balances as well as additional death benefit reserves and cost of reinsurance balances in the balance sheets. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

An analysis is performed annually to assess if there are sufficient gross profits to recover the deferred policy acquisition costs associated with business written during the year. If the estimates of gross profits cannot support the recovery of deferred policy acquisition costs, the amount deferred is reduced to the recoverable amount.

Separate account assets and liabilities

Separate account assets related to policyholder funds are carried at fair value with an equivalent amount recorded as separate account liabilities. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues and the related liability increases are excluded from benefits and expenses. Fees assessed to the contract owners for management services are included in revenues when services are rendered.

Policy liabilities and accruals

Policy liabilities and accruals include future benefit liabilities for certain life and annuity products.  Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated recognizing future expected benefits, expenses and premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policyholder behavior, investment returns, inflation, expenses and other contingent events as appropriate. These assumptions are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a cohort basis, as appropriate. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

Additional policyholder liabilities for guaranteed benefits on variable annuity and on fixed index annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess over the accumulation period based on total expected assessments. Because these estimates are sensitive to capital market movements, amounts are calculated using multiple future economic scenarios.

3.      Basis of Presentation and Significant Accounting Policies (continued)

Additional policyholder liabilities are established for certain contract features that could generate significant reductions to future gross profits (e.g., death benefits when a contract has zero account value and a no-lapse guarantee). The liabilities are accrued over the lifetime of the block based on assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are, thus, subject to the same variability and risk. The assumptions of investment performance and volatility for variable and equity index products are consistent with historical experience of the appropriate underlying equity indices.

The universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which a liability is required to be held in addition to the policy liabilities recorded for the block. These liabilities are accrued ratably over the profitable periods to offset the future anticipated losses. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

The liability for universal life-type contracts primarily includes the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited at rates which range from 3% to 4.5%, amounts that have been assessed to compensate us for services to be performed over future periods, accumulated account deposits, withdrawals and any amounts previously assessed against the policyholder that are refundable. There may also be a liability recorded for contracts that include additional death or other insurance benefit features as discussed above.

The Company periodically reviews its estimates of actuarial liabilities for policyholder benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

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

Embedded derivatives

Certain contracts contain guarantees that are accounted for as embedded derivative instruments. These guarantees are assessed to determine if a separate instrument with the same terms would qualify as a derivative and if they are not clearly and closely related to the economic characteristics of the host contract. Contract guarantees that meet these criteria are reported separately from the host contract and reported at fair value.

The guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and combination rider (“COMBO”) represent embedded derivative liabilities in the variable annuity contracts. These liabilities are accounted for at fair value within policyholder deposit funds on the balance sheets with changes in fair value recorded in realized investment gains on the statements of comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted.

Fixed indexed annuities offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities accounted for at fair value within policyholder deposit funds on the balance sheets with changes in fair value recorded in realized investment gains and losses in the statements of comprehensive income. The fair value of these index options is calculated based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

See Note 8 to these financial statements for additional information regarding embedded derivatives.

3.      Basis of Presentation and Significant Accounting Policies (continued)

Policyholder deposit funds

Amounts received as payment for certain deferred annuities and other contracts without life contingencies are reported as deposits to policyholder deposit funds. The liability for deferred annuities and other contracts without life contingencies is equal to the balance that accrues to the benefit of the contract owner as of the financial statement date which includes the accumulation of deposits plus interest credited, less withdrawals and amounts assessed through the financial statement date as well as accumulated policyholder dividends and the liability representing the fair value of embedded derivatives associated with those contracts.

Contingent liabilities

Management evaluates each contingent matter separately and in aggregate as may be required. Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

Revenue recognition

We recognize premiums for long-duration life insurance products as revenue when due from policyholders. We match benefits, losses and related expenses with premiums over the related contract periods.

Amounts received as payment for interest sensitive life contracts, deferred annuities and contracts without life contingencies are considered deposits and are not included in revenue. Revenues from these products consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation for services to be provided in the future are deferred and amortized into revenue over the life of the related contracts in proportion to EGPs. Related policy benefit expenses include universal life benefit claims in excess of fund values, interest credited to policyholders’ account balances and amortization of deferred policy acquisition costs.

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance benefits. Certain variable annuity contracts features and fixed index annuity index options are considered embedded derivatives. These features are discussed in further detail in Note 8 to these financial statements.

Reinsurance

Premiums, policy benefits and operating expenses related to our traditional life and term insurance policies are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting. Estimated reinsurance recoverables and the net estimated cost of reinsurance are recognized over the life of the reinsured treaty using assumptions consistent with those used to account for the policies subject to the reinsurance.

For universal life and variable universal life contracts, reinsurance premiums and ceded benefits are reflected net within policy benefits. Reinsurance recoverables are recognized in the same period as the related reinsured claim. The net cost or benefit of reinsurance (the present value of all expected ceded premium payments and expected future benefit payments) is recognized over the life of the reinsured treaty using assumptions consistent with those used to account for the policies subject to the reinsurance.

Income taxes

Income tax expense or benefit is recognized based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. Valuation allowances on deferred tax assets are recorded to the extent that management concludes that it is more likely than not that an asset will not be realized.

3.      Basis of Presentation and Significant Accounting Policies (continued)

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryovers. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any increase or reduction in allowances in accordance with intraperiod allocation rules. We assess all significant tax positions to determine if a liability for an uncertain tax position is necessary and, if so, the impact on the current or deferred income tax balances. Also, if indicated, we recognize interest or penalties related to income taxes as a component of the income tax provision.

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

Audit fees and other professional services associated with the Restatement

Professional fees associated with the restatement are being recognized and expensed as incurred and totaled $1.2 million in 2012.

4.      Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with regard to certain reserves.

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

Our reinsurance program cedes various types of risks to other reinsurers primarily under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in passing all or a portion of the risk to the reinsurer. Under coinsurance agreements on our traditional and term insurance policies, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Under our yearly renewable term agreements, the ceded premium represents a charge for the death benefit coverage.

During 2008, the Company and Phoenix Life, a related party, entered into a reinsurance agreement. Under this agreement, the Company cedes risk associated with certain Universal Life contracts and the associated riders to Phoenix Life. The reinsurance transaction between the Company and Phoenix Life is structured as a coinsurance agreement. At the inception of the contract a gain was recognized primarily due to the ceding commission received from Phoenix Life and the difference between the GAAP and statutory basis reserve balances.  The gain on this transaction is being amortized over the remaining life of the reinsured contracts.

Effective October 1, 2009, the Company and Phoenix Life and Annuity Company coinsured all the benefit risks, net of existing reinsurance, on their term life business in force.

4.      Reinsurance (continued)

On July 1, 2012 the Company recaptured the business associated with a reinsurance contract with Phoenix Life, whereby we ceded to Phoenix Life certain of the liabilities related to guarantees on our annuity products. This contract qualified as a freestanding derivative and the derivative asset previously reported within receivable from related parties was reversed at the time of recapture.  The derivative asset was $3.5 million at December 31, 2011.

Trust agreements and irrevocable letters of credit aggregating $26.0 million at December 31, 2012 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $427.1 million and $441.9 million as of December 31, 2012 and 2011, respectively, and is recorded within receivables in the balance sheets. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Direct premiums	$79.2	$77.1	$82.8
Premiums ceded to non-affiliate reinsurers(1)	(70.7)	(74.8)	(79.0)
Premiums	$8.5	$2.3	$3.8

Direct policy benefits incurred	$281.4	$161.4	$236.0
Policy benefits assumed from non-affiliate reinsureds	1.0	3.8	3.8
Policy benefits ceded to:
Affiliate reinsurers	(13.7)	(5.3)	(14.1)
Non-affiliate reinsurers	(114.7)	(86.0)	(144.1)
Policy benefits ceded to reinsurers	(128.4)	(91.3)	(158.2)
Premiums paid to:
Affiliate reinsurers	20.1	19.7	11.5
Non-affiliate reinsurers	60.8	58.7	48.4
Premiums paid to reinsurers(2)	80.9	78.4	59.9
Policy benefits(3)	$234.9	$152.3	$141.5

Direct life insurance in-force	$62,701.8	$68,205.1	$73,616.8
Life insurance in-force assumed from reinsureds	78.5	66.1	71.6
Life insurance in-force ceded to:
Affiliate reinsurers	(1,859.3)	(2,520.7)	(3,009.5)
Non-affiliate reinsurers	(46,950.4)	(49,800.1)	(53,239.4)
Life insurance in-force ceded to reinsurers	(48,809.7)	(52,320.8)	(56,248.9)
Life insurance in-force	$13,970.6	$15,950.4	$17,439.5
Percentage of amount assumed to net insurance in-force	0.6%	0.4%	0.4%
———————
(1)	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.
(2)
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

(3)
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $161.9 million, $150.3 million and $129.9 million, net of reinsurance, for the years ended December 31, 2012, 2011 and 2010, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2012, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

5.      Deferred Policy Acquisition Costs

Deferred policy acquisition costs

On January 1, 2012, the Company adopted amendments to ASC 944, Financial Services – Insurance (ASU No. 2010-26) as further discussed in Note 2 to these financial statements. Also refer to Note 3 for discussion of accounting policy related to deferral and amortization of acquisition costs.

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Policy acquisition costs deferred	$69.8	$100.7	$10.1
Costs amortized to expenses:
Recurring costs	(102.6)	(108.1)	(149.1)
Assumption unlocking	(1.4)	(1.3)	(50.9)
Realized investment gains (losses)	0.5	(0.1)	2.0
Offsets to net unrealized investment gains or losses included in AOCI(1)	(29.2)	(37.4)	(64.2)
Cumulative effect of adoption of new accounting guidance(2)	—	—	(0.6)
Change in deferred policy acquisition costs	(62.9)	(46.2)	(252.7)
Deferred policy acquisition costs, beginning of period	489.1	535.3	788.0
Deferred policy acquisition costs, end of period	$426.2	$489.1	$535.3
———————
(1)
An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

(2)	Adjustment relates to the impact of adoption in 2010 of Accounting Standards Update 2010-11, Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives.

During the years ended December 30, 2012, 2011 and 2010, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

6.      Sales Inducements

Sales inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of deferred policy acquisition costs. The Company unlocks the assumption used in the amortization of the deferred sales inducement asset consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the balance sheets and amortization of deferred sales inducements is included in other operating expense on the statements of comprehensive income.

Changes in Deferred Sales Inducement Activity:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Deferred asset, beginning of period	$49.7	$20.4	$7.5
Sales inducements deferred	15.4	48.3	15.4
Amortization charged to income	(6.8)	(4.9)	(2.5)
Offsets to net unrealized investment gains or losses included in AOCI	2.6	(14.1)	—
Deferred asset, end of period	$60.9	$49.7	$20.4

7.      Investing Activities

Debt securities

The following tables present the fixed maturity and equity securities available-for-sale by sector held at December 31, 2012 and 2011, respectively. The unrealized loss amounts presented below include the noncredit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	December 31, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$280.7	$4.8	$(0.4)	$285.1	$—
State and political subdivision	120.5	10.9	(0.5)	130.9	(0.2)
Foreign government	44.4	7.4	—	51.8	—
Corporate	1,776.9	144.6	(24.0)	1,897.5	(1.5)
Commercial mortgage-backed (“CMBS”)	229.6	26.0	(1.6)	254.0	(0.6)
Residential mortgage-backed (“RMBS”)	412.6	17.5	(7.6)	422.5	(13.8)
CDO/CLO	59.2	1.8	(4.2)	56.8	(6.5)
Other asset-backed	119.1	6.0	(6.5)	118.6	1.2
Available-for-sale debt securities	$3,043.0	$219.0	$(44.8)	$3,217.2	$(21.4)
———————
(1)
Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

(2)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities:	December 31, 2011
($ in millions)	As restated and amended
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses(1)	Value	in AOCI(2)

U.S. government and agency	$162.2	$12.4	$(0.5)	$174.1	$—
State and political subdivision	78.3	5.7	(0.5)	83.5	—
Foreign government	30.5	1.8	(0.4)	31.9	—
Corporate	1,157.4	84.8	(37.5)	1,204.7	(1.5)
Commercial mortgage-backed (“CMBS”)	273.3	12.1	(3.9)	281.5	(5.1)
Residential mortgage-backed (“RMBS”)	538.6	13.3	(20.4)	531.5	(21.6)
CDO/CLO	74.0	0.7	(12.2)	62.5	(8.4)
Other asset-backed	146.6	3.1	(7.3)	142.4	0.7
Available-for-sale debt securities	$2,460.9	$133.9	$(82.7)	$2,512.1	$(35.9)
———————
(1)
Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component (separate category of AOCI).

(2)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

7.      Investing Activities (continued)

Maturities of Debt Securities:	December 31, 2012
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$292.3	$293.3
Due after one year through five years	351.0	376.8
Due after five years through ten years	939.2	1,015.4
Due after ten years	640.1	679.9
CMBS/RMBS/ABS/CDO/CLO(1)	820.4	851.8
Total	$3,043.0	$3,217.2
———————
(1)	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of December 31, 2012, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended
Fixed maturities, available-for-sale
Proceeds from sales	$501.4	$325.8	$359.1
Proceeds from maturities/repayments	380.4	213.8	222.8
Gross investment gains from sales, prepayments and maturities	22.8	2.5	3.4
Gross investment losses from sales and maturities	(0.7)	(0.7)	(4.1)

Aging of Temporarily Impaired	As of December 31, 2012
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	$(0.4)	$3.5	$(0.4)
State and political subdivision	4.8	(0.3)	1.0	(0.2)	5.8	(0.5)
Foreign government	—	—	—	—	—	—
Corporate	114.5	(1.7)	64.7	(22.3)	179.2	(24.0)
CMBS	0.7	(0.1)	10.6	(1.5)	11.3	(1.6)
RMBS	24.1	(0.2)	52.6	(7.4)	76.7	(7.6)
CDO/CLO	—	—	39.0	(4.2)	39.0	(4.2)
Other asset-backed	0.9	—	10.7	(6.5)	11.6	(6.5)
Total temporarily impaired securities	$145.0	$(2.3)	$182.1	$(42.5)	$327.1	$(44.8)

Below investment grade	$7.8	$(0.5)	$63.4	$(25.4)	$71.2	$(25.9)

Number of securities		48		89		137

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $21.6 million at December 31, 2012, of which $21.6 million was depressed by more than 20% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2012 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

7.      Investing Activities (continued)

Aging of Temporarily Impaired	As of December 31, 2011
Debt Securities:	As restated and amended
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	$(0.5)	$3.5	$(0.5)
State and political subdivision	15.4	—	0.9	(0.5)	16.3	(0.5)
Foreign government	7.2	(0.4)	—	—	7.2	(0.4)
Corporate	113.4	(3.5)	69.3	(34.0)	182.7	(37.5)
CMBS	50.3	(1.2)	6.9	(2.7)	57.2	(3.9)
RMBS	78.0	(3.3)	91.1	(17.1)	169.1	(20.4)
CDO/CLO	4.8	(0.4)	40.6	(11.8)	45.4	(12.2)
Other asset-backed	24.4	(0.2)	16.5	(7.1)	40.9	(7.3)
Total temporarily impaired securities	$293.5	$(9.0)	$228.8	$(73.7)	$522.3	$(82.7)

Below investment grade	$25.3	$(1.6)	$74.8	$(50.2)	$100.1	$(51.8)

Number of securities		129		139		268

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $46.5 million at December 31, 2011, of which $42.5 million was depressed by more than 20% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2011 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Evaluating temporarily impaired available-for-sale securities

In management’s evaluation of temporarily impaired securities, many factors about individual issuers of securities as well as our best judgment in determining the cause of a decline in the estimated fair value are considered in the assessment of potential near-term recovery in the security’s value. Some of those considerations include, but are not limited to: (i) duration of time and extent to which the estimated fair value has been below cost or amortized cost; (ii) for fixed maturity securities, if the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (iii) whether the issuer is experiencing significant financial difficulties and the potential for impairments of that issuer’s securities; (iv) pervasive issues across an entire industry sector/sub-sector; and (v) for structured securities, assessing any changes in the forecasted cash flows, the quality of underlying collateral, expectations of prepayment speeds, loss severity and payment priority of tranches held.

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

7.      Investing Activities (continued)

Fixed income OTTIs recorded in 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.8 million in 2012, $2.8 million in 2011 and $10.8 million in 2010. Total equity impairments recognized through earnings were $0.4 million in 2011. There were no equity impairments recognized in 2012 and 2010. There were no limited partnerships and other investment OTTIs in 2012, 2011 and 2010.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $2.2 million in 2012, $6.9 million in 2011 and $10.1 million in 2010.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2012	2011	2010
($ in millions)		As restated	As restated
		and amended	and amended

Balance, beginning of period	$(21.3)	$(19.9)	$(15.0)
Add: Credit losses on securities not previously impaired(1)	(1.4)	(1.0)	(1.9)
Add: Credit losses on securities previously impaired(1)	(1.2)	(1.4)	(7.7)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	6.1	1.0	1.9
Less: Credit losses upon adoption of new accounting guidance(2)	—	—	2.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(17.8)	$(21.3)	$(19.9)
———————
(1)	Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.
(2)	Adjustment relates to the impact of adoption in 2010 of Accounting Standards Update 2010-11Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $6.7 million and $4.7 million as of December 31, 2012 and 2011, respectively.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2012 and 2011, we had on deposit securities with a fair value of $2.4 million and $7.6 million, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

7.      Investing Activities (continued)

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts on structured securities, based on yields which are changed due to expectations in projected principal and interest cash flows, gains and losses on securities measured at fair value and earnings from private equity investments accounted for under equity method accounting.

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Debt securities	$122.5	$94.8	$67.2
Policy loans	3.1	3.1	3.0
Limited partnerships and other investments	2.2	1.8	2.4
Fair value investments	4.0	2.8	3.0
Cash and cash equivalents	—	—	—
Total investment income	131.8	102.5	75.6
Less: Investment expenses	0.9	1.4	1.4
Net investment income	$130.9	$101.1	$74.2

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Total other-than-temporary debt impairments	$(5.0)	$(9.7)	$(20.9)
Portion of loss recognized in OCI	2.2	6.9	10.1
Net debt impairments recognized in earnings	$(2.8)	$(2.8)	$(10.8)

Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	(0.1)	—	—
Foreign government	—	—	—
Corporate	—	(0.4)	(0.8)
CMBS	(0.1)	(0.4)	(1.6)
RMBS	(1.9)	(1.5)	(4.7)
CDO/CLO	(0.4)	(0.4)	(3.6)
Other asset-backed	(0.3)	(0.1)	(0.1)
Net debt security impairments	(2.8)	(2.8)	(10.8)
Equity security impairments	—	(0.4)	—
Impairment losses	(2.8)	(3.2)	(10.8)
Debt security transaction gains	22.8	2.5	3.4
Debt security transaction losses	(0.7)	(0.7)	(4.1)
Limited partnerships and other investment gains	—	0.1	0.6
Limited partnerships and other investment losses	(0.3)	(0.1)	(0.8)
Net transaction gains (losses)	21.8	1.8	(0.9)
Derivative instruments	(49.0)	6.2	(22.8)
Embedded derivatives(1)	11.2	(33.2)	12.2
Related party reinsurance derivatives	(3.5)	9.0	(1.7)
Assets valued at fair value	—	—	1.6
Net realized investment losses, excluding impairment losses	(19.5)	(16.2)	(11.6)
Net realized investment losses, including impairment losses	$(22.3)	$(19.4)	$(22.4)
———————
(1)	Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 8 to these financial statements for additional disclosures.

7.      Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Debt securities	$123.0	$77.2	$101.5
Equity securities	—	0.1	(0.1)
Other investments	(0.2)	(0.1)	0.5
Net unrealized investment gains	$122.8	$77.2	$101.9

Net unrealized investment gains	$122.8	$77.2	$101.9
Applicable deferred policy acquisition cost	29.2	37.4	64.2
Applicable other actuarial offsets	59.9	20.1	8.7
Applicable deferred income tax expense (benefit)	24.9	4.2	9.2
Offsets to net unrealized investment gains (losses)	114.0	61.7	82.1
Net unrealized investment gains included in OCI	$8.8	$15.5	$19.8

Non-consolidated variable interest entities

We hold limited partnership interests with various VIEs primarily as a passive investor in private equity limited partnerships and through direct investments, in which the general partners are not related parties. As the Company is not the general partner in any VIE structures, consolidation is based on evaluation of the primary beneficiary. This analysis includes a review of the VIE’s capital structure, nature of the VIE’s operations and purpose and the Company’s involvement with the entity. When determining the need to consolidate a VIE, the design of the VIE is evaluated as well as any exposed risks of the Company’s investment. As we do not have both: (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity; and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant, we do not consolidate these VIEs. These investments are accounted for under the equity method of accounting and are included in limited partnerships and other investments on our balance sheets. We reassess our VIE determination with respect to an entity on an ongoing basis.

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $2.1 million and $1.2 million as of December 31, 2012 and 2011, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2012, we were exposed to the credit concentration risk of one single issuer, Goldman Sachs International, representing 10.1% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. Included in fixed maturities are below-investment-grade assets totaling $182.5 million and $147.4 million at December 31, 2012 and 2011, respectively. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

7.      Investing Activities (continued)

As of December 31, 2012, we held derivative assets, net of liabilities, with a fair value of $103.7 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these issuers with a fair value of $30.6 million as of December 31, 2012. Our maximum amount of loss due to credit risk with these issuers was $134.3 million as of December 31, 2012. See Note 9 to these financial statements for more information regarding derivatives.

8.      Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. In 2012 and 2011, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $1.8 billion supporting fixed indexed annuities are also maintained in separate accounts that are legally segregated from the other assets of the Company but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	December 31,
($ in millions)	2012	2011

Debt securities	$369.3	$395.5
Equity funds	1,516.3	1,537.7
Other	49.7	58.3
Total	$1,935.3	$1,991.5

Death benefits and other insurance benefit features

Variable annuity guaranteed benefits

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

●
Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments. The assumptions used for calculating the liabilities are consistent with those used for amortizing deferred policy acquisition costs.

●
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

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our balance sheets. Changes in the liability are recorded in policy benefits on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$10.8	$17.2
Incurred	1.0	3.8
Paid	(1.0)	—
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$10.8	$20.8

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	As restated and amended
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$11.2	$17.5
Incurred	1.5	(0.7)
Paid	(1.9)	—
Assumption unlocking	—	0.4
Liability balance as of December 31, 2011	$10.8	$17.2

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2010
	As restated and amended
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2010	$13.2	$15.8
Incurred	1.8	2.3
Paid	(3.8)	—
Assumption unlocking	—	(0.6)
Liability balance as of December 31, 2010	$11.2	$17.5

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force:

GMDB and GMIB Benefits by Type:		NAR	Average
($ in millions)	Account	after	Attained Age
	Value	Reinsurance	of Annuitant
2012
GMDB return of premium	$755.9	$5.7	62
GMDB step up	1,412.4	21.7	62
GMDB earnings enhancement benefit (“EEB”)	37.4	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,232.4	$34.9
Less: General account value with GMDB	311.3
Subtotal separate account liabilities with GMDB	1,921.1
Separate account liabilities without GMDB	140.7
Total separate account liabilities	$2,061.8
GMIB(1) at December 31, 2012	$403.3

2011 as restated and amended
GMDB return of premium	$795.6	$20.7	61
GMDB step up	1,450.6	91.2	62
GMDB earnings enhancement benefit (“EEB”)	39.7	0.4	62
GMDB greater of annual step up and roll up	27.1	8.8	66
Total GMDB at December 31, 2011	2,313.0	$121.1
Less: General account value with GMDB	336.9
Subtotal separate account liabilities with GMDB	1,976.1
Separate account liabilities without GMDB	570.7
Total separate account liabilities	$2,546.8
GMIB(1) at December 31, 2011	$428.1
———————
(1)
Policies with a GMIB also have a GMDB. The NAR for each benefit is shown in the table above, however these benefits are not additive. When a policy terminates due to death, any NAR related or GMIB is released. Similarly, when a policy goes into benefit status on a GMIB, its GMDB NAR is released.

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

Greater of Annual Step Up and Annual Roll Up: The death benefit is the greatest of premium payments (less any adjusted partial withdrawals), the annual step up amount, the annual roll up amount or the current account value prior to the oldest original owner attaining age 81. On and after the oldest original owner attained age 81, the death benefit is the greater of current account value or the death benefit at the end of the contract year prior to the oldest original owner’s attained age of 81 plus premium payments (less any adjusted partial withdrawals) made since that date.

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

GMIB: The benefit is a series of monthly fixed annuity payments paid upon election of the rider. The monthly benefit is based on the greater of the sum of premiums (less any adjusted partial withdrawals) accumulated at an effective annual rate on the exercise date or 200% of the premiums paid (less any adjusted partial withdrawals) and a set of annuity payment rates that vary by benefit type and election age.

Fixed indexed annuity guaranteed benefits

Many of our fixed indexed annuities contain guaranteed minimum withdrawal and death benefits.

Liabilities associated with the GMWB for the fixed indexed annuities differ from those contained on variable annuities in that the GMWB feature and the underlying contract, exclusive of the equity indexed crediting option, are fixed income instruments. These liabilities are determined by estimating the expected value of the withdrawal benefits in excess of the projected account balance at the date of election and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed withdrawal benefit liabilities are consistent with those used for amortizing deferred policy acquisition costs. Some of these riders also contain a GMDB or chronic care benefit in addition to the withdrawal benefits.

The GMWB, GMDB and chronic care guarantees are recorded in policy liabilities and accruals on our balance sheets. Changes in the liability are recorded in policy benefits on our statements of comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Year Ended December 31,
	2012	2011	2010
		As restated	As restated
		and amended	and amended

Liability balance, beginning of period	$5.6	$0.5	$—
Incurred	40.1	5.1	0.5
Paid	—	—	—
Liability balance, end of period	$45.7	$5.6	$0.5

Universal life

Liabilities for universal life contracts, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses ratably over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs.

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Year Ended December 31,
	2012	2011	2010
		As restated	As restated
		and amended	and amended

Liability balance, beginning of period	$98.2	$88.5	$65.7
Incurred	22.6	16.0	43.2
Paid	(9.5)	(6.3)	(20.4)
Assumption unlocking	—	—	—
Liability balance, end of period	$111.3	$98.2	$88.5

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products contain a GMWB, GMAB and/or COMBO rider. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant
2012
GMWB	$547.4	63
GMAB	379.5	58
COMBO	8.3	61
Total at December 31, 2012	$935.2

2011 as amended and restated
GMWB	$541.9	62
GMAB	374.4	57
COMBO	9.8	60
Total at December 31, 2011	$926.1

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

On July 1, 2012 the Company recaptured the business associated with a reinsurance contract with Phoenix Life, whereby we ceded to Phoenix Life certain of the liabilities related to guarantees on our annuity products. This contract qualified as a freestanding derivative and the derivative asset previously reported within receivable from related parties was reversed at the time of recapture.  The derivative asset was $3.5 million at December 31, 2011.

The GMWB, GMAB and COMBO represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These liabilities are recorded at fair value within policyholder deposit funds on the balance sheets with changes in fair value recorded in realized investment gains on the statements of comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted. Embedded derivative liabilities for GMWB, GMAB and COMBO are shown in the table below.

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Variable Annuity Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2012	2011
		As restated
		and amended

GMWB	$14.3	$22.0
GMAB	14.3	24.7
COMBO	(0.3)	(0.3)
Total variable annuity embedded derivative liabilities	$28.3	$46.4

There were no benefit payments made for the GMWB and GMAB during 2012 and 2011. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value within policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of comprehensive income. The fair value of these index options is calculated using the budget method as described in Note 10 to these financial statements. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. The fair value of these embedded derivatives was $51.2 million and $35.9 million as of December 31, 2012 and 2011, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options as described in Note 9 to these financial statements.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of comprehensive income. Embedded derivatives gains and (losses) recognized in earnings are $11.2 million and $(33.2) million for the years ended December 31, 2012 and 2011, respectively.

9.      Derivative Instruments

Derivative instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our fixed indexed annuity products.

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2012 and 2011, $8.5 million and $7.5 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

9.      Derivative Instruments (continued)

Our derivatives do not qualify for hedge accounting. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:			Fair Value as of
($ in millions)			December 31, 2012
		Notional
	Maturity	Amount	Assets	Liabilities(1)

Interest rate swaps	2016-2027	$180.0	$15.5	$7.7
Variance swaps	2015-2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015-2022	391.0	69.5	—
Call options	2013-2017	1,328.4	50.6	33.6
Equity futures	2013	182.9	13.8	—
Total derivative instruments		$2,108.2	$149.4	$45.7
———————
(1)	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:			Fair Value as of
($ in millions)			December 31, 2011
			As restated and amended
		Notional
	Maturity	Amount	Assets	Liabilities(1)

Interest rate swaps	2017-2026	$101.1	$9.3	$3.5
Variance swaps	2015-2017	0.9	2.8	—
Swaptions	2024	25.0	0.2	—
Put options	2015-2021	200.0	47.3	—
Call options	2012-2016	700.4	28.0	19.0
Equity futures	2012	66.3	16.2	—
Total derivative instruments		$1,093.7	$103.8	$22.5
———————
(1)	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Losses:	Years Ended
($ in millions)	December 31,
	2012	2011	2010
		As restated	As restated
		and amended	and amended
Derivative instruments by type
Interest rate swaps	$(1.7)	$6.9	$0.5
Variance swaps	(7.9)	3.5	(0.6)
Swaptions	(0.2)	(0.8)	1.0
Put options	(20.9)	10.6	2.7
Call options	0.9	(8.9)	8.3
Equity futures	(19.2)	(5.1)	(34.7)
Embedded derivatives	11.2	(33.2)	12.2
Related party reinsurance derivatives	(3.5)	9.0	(1.7)
Total derivative instrument losses recognized in realized investment losses	$(41.3)	$(18.0)	$(12.3)

9.      Derivative Instruments (continued)

Interest Rate Swaps

We maintain an overall interest rate risk management strategy that primarily incorporates the use of interest rate swaps as hedges of our exposure to changes in interest rates. Our exposure to changes in interest rates primarily results from our commitments to fund interest-sensitive insurance liabilities, as well as from our significant holdings of fixed rate financial instruments. We use interest rate swaps that effectively convert variable rate cash flows to fixed cash flows in order to hedge the interest rate risks associated with guaranteed minimum living benefit (GMAB/GMWB) rider liabilities.

Interest Rate Options

We use interest rate options, such as swaptions, to hedge against market risks to assets or liabilities from substantial changes in interest rates. An interest rate swaption gives us the right but not the obligation to enter into an underlying swap. Swaptions are options on interest rate swaps. All of our swaption contracts are receiver swaptions, which give us the right to enter into a swap where we will receive the agreed-upon fixed rate and pay the floating rate. If the market conditions are favorable and the swap is needed to continue hedging our in force liability business, we will exercise the swaption and enter into a fixed rate swap. If a swaption contract is not exercised by its option maturity date, it expires with no value.

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

Generally, we have used a combination of equity index futures, interest rate swaps, variance swaps and long-dated put options to hedge our GMAB and GMWB liabilities and equity index call options to hedge our indexed annuity option liabilities.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2012 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

10.      Fair Value of Financial Instruments

ASC 820-10 defines and establishes the framework for measuring fair value. The framework is based on inputs that are used in the valuation and a fair value hierarchy based on the quality of those inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

10.      Fair Value of Financial Instruments (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The input levels, are defined as follows:

●
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 securities include highly liquid government bonds and exchange-traded equities.

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Examples of such instruments include government-backed mortgage products, certain collateralized mortgage and debt obligations and certain high-yield debt securities.

●
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs reflect management’s own assumptions about inputs in which market participants would use in pricing these types of assets or liabilities. Level 3 financial instruments include values which are determined using pricing models and third-party evaluation. Additionally, the determination of some fair value estimates utilizes significant management judgments or best estimates.

Investments for which fair value is based upon unadjusted quoted market prices are reported as Level 1. The number of quotes the issuer obtains per instrument will vary depending on the security type and availability of pricing data from pricing vendors. The Company has defined a pricing hierarchy among pricing vendors to determine ultimate value used and also reviews significant discrepancies among pricing vendors to determine final value used. Prices from pricing services are not adjusted, but the Company may obtain a broker quote or use an internal model to price a security if it believes vendor prices do not reflect fair value. We receive quoted market prices from independent third party, nationally recognized pricing vendors (“pricing vendors”). When quoted prices are not available, we use these pricing vendors to give an estimated fair value. If quoted prices, or an estimated price from our pricing vendors are not available or we determine that the price is based on disorderly transactions or in inactive markets, fair value is based upon internally developed models or obtained from an independent third-party broker. We primarily use market-based or independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time

Management is responsible for the fair value of investments and the methodologies and assumptions used to estimate fair value. The fair value process is evaluated quarterly by the Pricing Committee, which is comprised of the Chief Investment Officer, Chief Accounting Officer and the Head of Investment Accounting. The purpose of the committee is to ensure the Company follows objective and reliable valuation practices, as well as approving changes to valuation methodologies and pricing sources. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time. Using professional judgment and experience, we evaluate and weigh the relevance and significance of all readily available market information to determine the best estimate of fair value.

The fair values of Level 2 investments are determined by management after considering prices from our pricing vendors. Fair values for fixed maturity debt securities are primarily based on yield curve analysis along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities. Management reviews all Level 2 and Level 3 market prices on a quarterly basis.

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value in each respective classification.

10.      Fair Value of Financial Instruments (continued)

Available-for-sale debt securities

We use pricing vendors to estimate fair value for the majority of our public available-for-sale debt securities. The pricing vendors’ estimates are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. The methodologies used by these vendors are reviewed and understood by management through discussion with and information provided by these vendors. The Company assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. Management also assesses whether the assumptions used appear reasonable and consistent with the objective of determining fair value. When our pricing vendors are unable to obtain evaluations based on market data, fair value is determined by obtaining a direct broker quote. Management reviews these broker quotes and valuation techniques to determine whether they are appropriate and consistently applied. Broker quotes are evaluated based on the Company’s assessment of the broker’s knowledge of, and history in trading, the security and the Company’s understanding of inputs used to derive the broker quote. Management also assesses reasonableness of individual security values similar the vendor pricing review noted above.

For our private placement investments, we estimated fair value using internal models. Private placement securities are generally valued using a matrix pricing approach which categorizes these securities into groupings using remaining average life and credit rating as the two criteria to determine a grouping. The Company obtains current credit spread information from private placement dealers based on the criteria described and adds that spread information to treasury rates corresponding to the life of each security to determine a discount rate for pricing. A small number of private placement securities are internally valued using models or analyst judgment. Fair values determined internally are also subject to management review to ensure that valuation models and inputs appear reasonable.

U.S. Government and Agency Securities

We value public U.S. government and agency debt by obtaining fair value estimates from our pricing vendors. For our private placement government and agency debt, our fair value is based on internal models using a either a discounted cash flow or spread matrix which incorporates treasury yields, market spreads and average life calculations. For short-term assets we equate fair value to amortized cost due to their relatively short duration and limited exposure to credit risk.

State & Political Subdivisions

Public state & political subdivision debt is valued by obtaining fair value estimates from our pricing vendors. For our private placement debt securities, our fair value is based on internal models using a either a discounted cash flow or spread matrix which incorporates treasury yields, market spreads and average life calculations.

Foreign Government

We obtain fair value estimates from our pricing vendor to value foreign government debt.

Corporate Bonds

For the majority of our public corporate debt, we obtain fair value estimates from our pricing vendors. For public corporate debt in which we cannot obtain fair value estimates from our pricing vendors, we receive a direct quote from a broker. In most cases, we will obtain a direct broker quote from the broker that facilitated the deal. For our private placement debt securities, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates treasury yields, market spreads and average life calculations. For private fixed maturities, fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

10.      Fair Value of Financial Instruments (continued)

RMBS, CMBS, CDO/CLO and Other Asset-Backed Securities

For structured securities, the majority of the fair value estimates are provided by our pricing vendors. When a fair value estimate is not available from the pricing vendors, we estimate fair value using direct broker quotes or internal models which use a discounted cash flow technique. These models consider the best estimate of cash flows until maturity to determine our ability to collect principal and interest and compare this to the anticipated cash flows when the security was purchased. In addition, management judgment is used to assess the probability of collecting all amounts contractually due to us. After consideration is given to the available estimates relevant to assessing the collectibility, including historical events, current conditions and reasonable forecasts, an estimate of future cash flows is determined. This includes evaluating the remaining payment terms, prepayment speeds, the underlying collateral, expected defaults using current default data and the financial condition of the issuer. Other factors considered are composite credit ratings, industry forecast, analyst reports and other relevant market data, similar to those the Company believes market participants would use.

Limited partnerships and other investments

Our limited partnerships are accounted for using equity method. We carry these investments on the balance sheets at the capital value we obtain from the financial statement we received from the general partner. Typically, our carrying value is based on a financial statement one quarter in arrears due to timing of receipt of financial statements. These financial statements are generally audited annually. Generally the information received is deemed an appropriate approximation of the fair value of these fund investments and no adjustments are made to the financial statements received. Management also has open communication with each fund manager and generally views the information reported from the underlying funds as the best information available to record its investments.

For the limited partnerships in which we consolidate the entity, we hold private debt securities. The securities are valued using current period financial statements we receive from the general partner.

Separate account assets

Our separate account assets consist of mutual funds that are frequently traded. Since 2003, investments owned by the Phoenix Companies, Inc. Employee Pension Plan (the “Plan”) Trust were sold to PHL Variable and the investments converted to ownership by the Trust to the Employee Pension Separate Account (“EPP SA”). The Plan’s Trust purchased a group flexible premium variable accumulation deferred annuity contract. As of May 21, 2012, the Plan surrendered the EPP SA contract for full value and the Plan’s underlying investments are no longer held in the separate account. Certain investments related to fixed income, equities, and foreign securities were transferred to Mercer Trust Company for investment management purposes in a group trust investment arrangement. The remaining investments continued with their respective investment managers. These securities are valued using the market approach in which unadjusted market quotes are used. We include these securities in Level 1of our hierarchy.

Derivatives

Exchange-traded derivatives are valued using quoted prices and are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Therefore, the majority of our derivative positions are OTC derivative financial instruments, valued using third-party vendor derivative valuation systems that use as their basis readily observable market parameters, such as swap rates and volatility assumptions. These positions are classified within Level 2 of the valuation hierarchy. Such OTC derivatives include vanilla interest rate swaps, equity index options, swaptions and variance swaps. Nevertheless, we review and validate the resulting fair values against those provided to us monthly by the derivative counterparties for reasonableness.

Fair values for OTC derivative financial instruments, mostly options and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in exchanget of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using third-party derivative valuation models which take into account the net present value of estimated future cash flows and capital market assumptions which are derived from directly observable prices from other OTC trades and exchange-traded derivatives. Such assumptions include swap rates and swaption volatility obtained from Bloomberg, as well as equity index volatility and dividend yields provided by OTC derivative dealers.

10.      Fair Value of Financial Instruments (continued)

The fair value of OTC derivative financial instruments is also adjusted for the credit risk of the counterparty in cases in which there are no collateral offsets. To estimate the impact on fair value of a market participant’s view of counterparty non-performance risk we use a credit default swap (“CDS”)-based approach in measuring this counterparty non-performance risk by looking at the cost of obtaining credit protection in the CDS market for the aggregate fair value exposure amount over the remaining life of derivative contracts, given the counterparty’s rating. The resulting upfront CDS premium, calculated using Bloomberg analytics, serves as a reasonable estimate of the default provision for the non-performance risk or counterparty valuation adjustment to the fair valuation of non-collateralized OTC derivative financial instruments.

Certain new and/or complex instruments may have immature or limited markets or require more sophistication in derivative valuation methodology. As a result, the pricing models used for valuation of these instruments often incorporate significant estimates and assumptions that market participants would use in pricing the instrument, which may impact the results of operations reported in the financial statements. Hence, instead of valuing these instruments using third-party vendor valuation systems, we rely on the fair market valuations reported to us monthly by the derivative counterparties. Fair values for OTC derivatives are verified using observed estimates about the costs of hedging the risk and other trades in the market. As the markets for these products develop, we continually refine our pricing models to correlate more closely to the market risk of these instruments.

Valuation of embedded derivatives

We make guarantees on certain variable annuity contracts, including GMAB, GMWB and COMBO as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB, GMWB and COMBO embedded derivative liabilities associated with our variable annuity contracts, as well as the related party reinsurance contract derivative associated with these variable annuity guarantees, are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include estimates derived from the asset derivatives market, including the equity volatility and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in realized investment gains. Under the budget method, the value of the initial index option is based on the fair value of the option purchased to  hedge the index. The value of the index credits in future years is estimated to be the budgeted amount. Budgeted amounts are estimated based on available investment income using assumed investment returns and projected liability values. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

Our fair value calculation of embedded derivative liabilities includes a credit standing adjustment (the “CSA”). The CSA represents the adjustment that market participants would make to reflect the risk that guaranteed benefit obligations may not be fulfilled (“non-performance risk”). We estimate our CSA using the credit spread (based on publicly available credit spread indices) for financial services companies similar to the Company’s life insurance subsidiaries. The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation.

10.      Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2012 and 2011, respectively.

Fair Values of Financial Instruments by Level:	As of December 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$244.9	$14.3	$25.9	$285.1
State and political subdivision	—	14.8	116.1	130.9
Foreign government	—	43.8	8.0	51.8
Corporate	—	1,096.0	801.5	1,897.5
CMBS	—	234.7	19.3	254.0
RMBS	—	199.9	222.6	422.5
CDO/CLO	—	—	56.8	56.8
Other asset-backed	—	38.5	80.1	118.6
Derivative assets	13.8	135.6	—	149.4
Related party reinsurance derivative asset	—	—	—	—
Fair value investments	—	15.8	22.7	38.5
Separate account assets	2,061.8	—	—	2,061.8
Total assets	$2,320.5	$1,793.4	$1,353.0	$5,466.9
Liabilities
Derivative liabilities	$—	$45.7	$—	$45.7
Embedded derivatives	—	—	79.5	79.5
Total liabilities	$—	$45.7	$79.5	$125.2
———————

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2012.

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in millions)	As restated and amended
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$96.0	$46.4	$31.7	$174.1
State and political subdivision	—	34.8	48.7	83.5
Foreign government	—	28.8	3.1	31.9
Corporate	—	690.9	513.8	1,204.7
CMBS	—	246.1	35.4	281.5
RMBS	—	263.5	268.0	531.5
CDO/CLO	—	—	62.5	62.5
Other asset-backed	—	61.2	81.2	142.4
Derivative assets	16.2	87.6	—	103.8
Related party reinsurance derivative asset	—	—	3.5	3.5
Fair value investments	—	14.3	27.5	41.8
Separate account assets	2,546.8	—	—	2,546.8
Total assets	$2,659.0	$1,473.6	$1,075.4	$5,208.0
Liabilities
Derivative liabilities	$—	$22.5	$—	$22.5
Embedded derivatives	—	—	82.3	82.3
Total liabilities	$—	$22.5	$82.3	$104.8

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2011.

10.      Fair Value of Financial Instruments (continued)

The following tables present corporates carried at fair value and sector.

Fair Values of Corporates by Level and Sector:	As of December 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$352.9	$389.5	$742.4
Energy	—	79.6	18.8	98.4
Financial services	—	361.9	165.8	527.7
Technical/communications	—	45.4	7.6	53.0
Transportation	—	9.3	29.8	39.1
Utilities	—	116.9	134.2	251.1
Other	—	130.0	55.8	185.8
Total corporates	$—	$1,096.0	$801.5	$1,897.5

Fair Values of Corporates by Level and Sector:	As of December 31, 2011
($ in millions)	As restated and amended
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$205.3	$245.9	$451.2
Energy	—	29.8	13.2	43.0
Financial services	—	247.5	117.5	365.0
Technical/communications	—	33.4	3.5	36.9
Transportation	—	6.1	25.5	31.6
Utilities	—	111.1	82.0	193.1
Other	—	57.7	26.2	83.9
Total corporates	$—	$690.9	$513.8	$1,204.7

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Level 3 Financial Assets:	As of December 31, 2012
($ in millions						Realized &
						unrealized gains	Unrealized gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included	Included
	of period	Purchases	Sales	Level 3	Level 3	in income	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$31.7	$3.2	$(6.7)	$—	$—	$—	$(2.3)	$25.9
State and political subdivision	48.7	41.9	(0.8)	12.9	—	—	13.4	116.1
Foreign government	3.1	3.5	—	—	—	—	1.4	8.0
Corporate	513.8	297.1	(16.2)	21.0	(14.2)	—	—	801.5
CMBS	35.4	—	(0.6)	1.1	(17.1)	—	0.5	19.3
RMBS	268.0	1.6	(38.9)	—	—	2.0	(10.1)	222.6
CDO/CLO	62.5	2.8	(5.3)	—	—	(0.3)	(2.9)	56.8
Other asset-backed	81.2	9.5	(7.6)	—	(1.8)	—	(1.2)	80.1
Related party reinsurance derivative asset	3.5	—	—	—	—	(3.5)	—	—
Fair value investments	27.5	5.7	(11.5)	—	—	1.0	—	22.7
Total assets	$1,075.4	$365.3	$(87.6)	$35.0	$(33.1)	$(0.8)	$(1.2)	$1,353.0

10.      Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2011
($ in millions	As restated and amended
						Realized &
						unrealized gains	Unrealized gains
	Balance,			Transfers	Transfers	(losses)	(losses)
	beginning			into	out of	included	included
	of period	Purchases	Sales	Level 3	Level 3	in income	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$24.0	$10.0	$(2.2)	$2.0	$—	$—	$(2.1)	$31.7
State and political subdivision	13.3	31.4	—	—	—	—	4.0	48.7
Foreign government	1.4	0.9	—	1.0	—	—	(0.2)	3.1
Corporate	337.3	185.7	(18.0)	21.6	(9.1)	(0.4)	(3.3)	513.8
CMBS	13.4	17.6	(0.8)	4.3	—	(0.2)	1.1	35.4
RMBS	216.1	107.7	(47.1)	—	—	(1.6)	(7.1)	268.0
CDO/CLO	59.6	8.1	(1.1)	—	—	(0.2)	(3.9)	62.5
Other asset-backed	57.7	33.1	(8.9)	0.1	(4.0)	—	3.2	81.2
Related party reinsurance derivative asset	(5.5)	—	—	—	—	9.0	—	3.5
Fair value investments	13.8	19.2	(3.1)	—	—	(2.4)	—	27.5
Total assets	$731.1	$413.7	$(81.2)	$29.0	$(13.1)	$4.2	$(8.3)	$1,075.4
Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	Years Ended December 31,
	2012	2011
		As restated
		and amended

Balance, beginning of period	$82.3	$29.5
Net purchases/(sales)	8.4	19.6
Transfers into Level 3	--	--
Transfers out of Level 3	--	--
Realized (gains) losses(1)	(11.2)	33.2
Balance, end of period	$79.5	$82.3
———————
(1)	Realized gains and losses are included in net realized investment gains on the statements of comprehensive income.

Significant unobservable inputs used in the fair value measurement of Level 3 assets are yield, prepayment rate, default rate, recovery rate, and reinvestment spread. Keeping other inputs unchanged, an increase in yield or default rate would decrease the fair value of the asset while an increase in prepayment rate, recovery rate, or reinvestment spread would result in an increase to the fair value of the asset. Yields are a function of the underlying treasury rates and asset spreads, and changes in default and recovery rates are dependent on overall market conditions.

10.      Fair Value of Financial Instruments (continued)

The following table presents quantitative information about unobservable inputs used in the fair value measurement of internally priced assets.

Level 3 Assets:(1)	As of December 31, 2012
($ in millions)
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$25.9	Spread matrix	Yield	1.46%-3.29% (2.57%)

State and political subdivision	$58.0	Spread matrix	Yield	3.28%

		Discounted cash flow	Yield	1.94%-3.53% (2.97%)

Corporate	$649.6	Spread matrix	Yield	1.47%-6.33% (3.00%)

		Discounted cash flow	Yield	1.48%-5.94% (3.30%)

CDO/CLO	$3.4	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Other asset-backed	$2.8	Discounted cash flow	Yield	2.61%-9.50% (4.97%)

		Discounted cash flow	Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)

Fair value investments	$0.8	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%

———————
(1)	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or CSA would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity embedded derivative related to index credits is calculated using the swap curve, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

10.      Fair Value of Financial Instruments (continued)

Level 3 Liabilities:	As of December 31, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$51.2	Budget method	Swap curve	0.21% - 2.50%
(EIA / VED)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.47%

Embedded derivatives (GMAB / GMWB)	$28.3	Risk neutral stochastic valuation methodology	Volatility surface	11.67% - 50.83%
			Swap curve	0.36% - 3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.47%

Total Level 3 liabilities	$79.5

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2012
($ in millions)	Internal(1)	External(2)	Total
Assets
Available-for-sale debt securities
U.S. government and agency(3)	$25.9	$—	$25.9
State and political subdivision	58.0	58.1	116.1
Foreign government	—	8.0	8.0
Corporate	649.6	151.9	801.5
CMBS	—	19.3	19.3
RMBS	—	222.6	222.6
CDO/CLO	3.4	53.4	56.8
Other asset-backed	2.8	77.3	80.1
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.8	21.9	22.7
Total assets	$740.5	$612.5	$1,353.0
Liabilities
Embedded derivatives	$79.5	$—	$79.5
Total liabilities	$79.5	$—	$79.5
———————
(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.
(2)	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

10.      Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2011
($ in millions)	As restated and amended
	Internal(1)	External(2)	Total
Assets
Available-for-sale debt securities
U.S. government and agency(3)	$31.7	$—	$31.7
State and political subdivision	10.4	38.3	48.7
Foreign government	—	3.1	3.1
Corporate	411.6	102.2	513.8
CMBS	—	35.4	35.4
RMBS	—	268.0	268.0
CDO/CLO	61.0	1.5	62.5
Other asset-backed	3.6	77.6	81.2
Related party reinsurance derivative asset	3.5	—	3.5
Fair value investments	10.6	16.9	27.5
Total assets	$532.4	$543.0	$1,075.4
Liabilities
Embedded derivatives	$82.3	$—	$82.3
Total liabilities	$82.3	$—	$82.3
———————
(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.
(2)	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Value		As of December 31,
of Financial Instruments:		2012		2011
($ in millions)	Fair Value			As restated and amended
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$61.0	$60.6	$62.5	$62.1
Cash and cash equivalent	Level 1	$83.1	$83.1	$49.5	$49.5

Financial liabilities:
Investment contracts	Level 3	$2,349.8	$2,355.4	$1,724.4	$1,732.2

Fair value of policy loans

The fair value of fixed rate policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns. For floating rate policy loans the fair value is the amount due, excluding interest, as of the reporting date.

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

10.      Fair Value of Financial Instruments (continued)

Deposit type funds, including pension deposit administration contracts, dividend accumulations and other funds left on deposit not involving life contingencies, have interest guarantees of less than one year for which interest credited is closely tied to rates earned on owned assets. For these liabilities, we assume fair value to be equal to the stated liability balances.

The fair value of these investment contracts are categorized as Level 3.

11.      Income Taxes

Phoenix and PHL Variable file a consolidated U.S. Federal income tax return. The Company also files combined, unitary and separate income tax returns in various states.

Significant Components of Income Taxes:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Income tax expense (benefit) attributable to:
Current	$27.7	$0.6	$(21.9)
Deferred	(11.5)	(6.9)	(10.4)
Income tax expense (benefit)	$16.2	$(6.3)	$(32.3)

Reconciliation of Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Loss before income taxes	$(121.5)	$(26.3)	$(95.9)
Income tax benefit at statutory rate of 35.0%	(42.5)	(9.2)	(33.6)
Dividend received deduction	(1.5)	(2.0)	(0.6)
Valuation allowance increase (release)	60.2	4.1	(1.0)
Other, net	—	0.8	2.9
Income tax expense (benefit)	$16.2	$(6.3)	$(32.3)
Effective income tax rates	(13.3%)	23.9%	33.7%

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2012	2011	2010
		As restated	As restated
		and amended	and amended

Income tax expense (benefit)	$16.2	$(6.3)	$(32.3)
Income tax from OCI:
Unrealized	24.9	4.2	9.2
Pension	—	—	—
Policy dividend obligation & deferred policy acquisition cost	—	—	—
Other	—	—	—
Income tax related to cumulative effect of change in accounting	—	—	0.9
Total income tax recorded to all components of income	$41.1	$(2.1)	$(22.2)

11.      Income Taxes (continued)

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2012	2011
		As restated
		and amended

Deferred income tax assets
Future policyholder benefits	$276.7	$190.1
Unearned premiums / deferred revenues	—	—
Investments	—	—
Net operating and capital loss carryover benefits	1.7	8.6
Other	0.2	(2.0)
Available-for-sale debt securities	16.2	29.4
Alternative minimum tax credits	1.8	2.0
Subtotal	296.6	228.1
Valuation allowance	(105.4)	(34.2)
Total deferred income tax assets, net of valuation allowance	191.2	193.9

Deferred income tax liabilities
Deferred policy acquisition costs	(92.2)	(110.8)
Other	(82.8)	(53.7)
Gross deferred income tax liabilities	(175.0)	(164.5)
Net deferred income tax assets	$16.2	$29.4

As of December 31, 2012, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of all available evidence – both positive and negative – weighted to the extent the evidence was objectively verifiable. Due primarily to the existence of significant negative evidence as well as the weight given to the objective nature of the cumulative losses in recent years, and after consideration of all available evidence, we concluded that our estimates of future taxable income, timing of the reversal of existing taxable temporary differences and certain tax planning strategies did not provide sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. To the extent the Company can demonstrate the ability to generate sustained profitability in the future, the valuation allowance could potentially be reversed resulting in a benefit to income tax expense.

As of December 31, 2012, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $105.4 million has been recorded on net deferred tax assets of $121.6 million. The valuation allowance recorded constitutes a full valuation allowance on the net deferred tax assets that require future taxable income in order to be realized. The remaining deferred tax asset of $16.2 million attributable to available-for-sale debt securities with gross unrealized losses do not require a valuation allowance due to our ability and intent to hold these securities until recovery of fair or principle value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $60.2 million in net loss and an increase of $11.1 million in OCI-related deferred tax balances.

As of December 31, 2012, $1.7 million of capital loss carryover benefits were included in the deferred tax asset.

As of December 31, 2012, we had deferred tax assets of $1.8 million related to alternative minimum tax credit carryovers which do not expire.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. During 2012, the Company resolved examination issues for tax years 2010 which resulted in adjustments to tax attribute carryforwards. No material unanticipated assessments were incurred, and no adjustment to our liability for uncertain tax positions was required.

11.      Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits:	2012	2011	2010
($ in millions)		As restated	As restated
		and amended	and amended

Balance, beginning of period	$—	$—	$0.1
Reductions for tax positions of prior years	—	—	(0.1)
Settlements with taxing authorities	—	—	—
Balance, end of period	$—	$—	$—

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

12.      Related Party Transactions

Capital contributions

During the year ended December 31, 2012, we received no capital contributions from PM Holdings, Inc.

Related party transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses.  Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $71.4 million, $73.3 million and $67.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amounts payable to Phoenix Life were $4.4 million and $2.2 million as of December 31, 2012 and 2011, respectively.

See Notes 14 and 15 for additional information on related party transactions.

Reinsurance agreements

During 2008, the Company and Phoenix Life entered into a reinsurance agreement. Under this agreement, the Company cedes risk associated with certain Universal Life contracts and the associated riders to Phoenix Life. The reinsurance transaction between the Company and Phoenix Life is structured as a coinsurance agreement.

On July 1, 2012 the Company recaptured the business associated with a reinsurance contract with Phoenix Life, whereby we ceded to Phoenix Life certain of the liabilities related to guarantees on our annuity products. This contract qualified as a freestanding derivative and the derivative asset previously reported within receivable from related parties was reversed at the time of recapture.

See Note 4 for additional information on related party transactions.

12.      Related Party Transactions (continued)

Investment Advisory agreement

Prior to November 18, 2011, Goodwin Capital Advisers, Inc. (“Goodwin”), an indirect wholly-owned subsidiary of PNX, provided investment advisory services to us for a fee.  On November 18, 2011, PNX closed on a transaction to sell Goodwin to Conning Holdings Corp. (“Conning Holdings”).  Included in the terms of this transaction was a multi-year investment management agreement under which Conning will manage the Company’s publicly-traded fixed income assets.  Private placement bond and limited partnership investments previously managed under Goodwin will continue to be managed by PNX under its subsidiary, Phoenix Life.  Investment advisory fees incurred by us for Goodwin’s management of general account assets were $0.0 million, $1.2 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no amounts payable to Goodwin as of December 31, 2012 and 2011.

Underwriting agreements

Effective September 20, 2010, 1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., became the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts.   Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life.  Commissions incurred were $6.5 million, $6.9 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Prior to September 20, 2010, Phoenix Equity Planning Corporation (“PEPCO”), an indirect wholly-owned subsidiary of PNX, was the principal underwriter.  Phoenix Life reimburses PEPCO for commissions incurred on our behalf and we in turn reimburse Phoenix Life.  There were no commissions incurred for the years ended December 31, 2012 and 2011.  Commissions incurred for the year ended December 31, 2010 was $5.6 million.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $73.3 million, $97.3 million and $19.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amounts payable to Phoenix Life were $8.0 million and $4.8 million as of December 31, 2012 and 2011, respectively.

Effective in 2010, Saybrus, a majority-owned subsidiary of PNX, provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities.  Commissions paid by Saybrus on our behalf were $11.3 million, $11.2 million and $2.7 million as of December 31, 2012, 2011 and 2010, respectively.  Commission amounts payable to Saybrus were $0.9 million and $1.0 million as of December 31, 2012 and 2011, respectively.

Effective in 2010, Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities.  Commissions paid by Saybrus Equity on our behalf were immaterial as of December 31, 2012, 2011 and 2010, respectively.  Commission amounts payable to Saybrus Equity were immaterial as of December 31, 2012 and 2011, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, we had a net amount due from Phoenix Life of $2.4 million as of December 31, 2012 and a net amount due to Phoenix Life of $4.2 million as of December 31, 2011. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly-owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, we had immaterial amounts due to Phoenix Life and Annuity as of December 31, 2012 and immaterial amounts due from Phoenix Life and Annuity as of December 31, 2011. We do not charge any fees for this service.

13.      Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income:		Non-Credit
($ in millions)	Net	portion of
	unrealized	OTTI losses
	investment	recognized
	gains	in OCI	Total

Balance, December 31, 2010	$6.5	$(19.4)	$(12.9)
Change in component during the year	19.4	(3.9)	15.5
Balance, December 31, 2011	25.9	(23.3)	2.6
Change in component during the year	(0.6)	9.4	8.8
Balance, December 31, 2012	$25.3	$(13.9)	$11.4

14.      Employee Benefit Plans and Employment Agreements

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit plans. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

The employee pension plan provides benefits up to the amount allowed under the Internal Revenue Code. The two supplemental plans provide benefits in excess of the primary plan. Retirement benefits under the plans are a function of years of service and compensation. Effective March 31, 2010, all benefit accruals under all of our funded and unfunded defined benefit plans were frozen. This change was announced in 2009 and a curtailment was recognized at that time for the reduction in the expected years of future service.

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

Employee benefit expense allocated to us totaled $4.6 million, $7.6 million and $5.7 million for 2012, 2011 and 2010, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plan of which $3.6 million will be allocated to us. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and was effective immediately. The law includes certain pension funding stabilization provisions, which the Company has taken advantage of in 2012.

15.      Share-Based Payment

The Phoenix has a share-based compensation to certain employees and non-employee directors. The Company is included in these plans and has been allocated compensation expense of $1.1 million, $1.7 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $(0.4) million, $(0.6) million and $(0.4) million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company did not capitalize the cost of stock-based compensation.

16.      Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2012, 2011 and 2010, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, impairments on investments are based on different assumptions, life insurance reserves are based on different assumptions and deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Our RBC was in excess of 250% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2012 and 2011.

Statutory Financial Data:	As of or For the Years Ended December 31,
($ in millions)	2012	2011	2010

Statutory capital and surplus	$313.5	$312.8	$275.7
Asset valuation reserve	7.5	7.3	3.1
Statutory capital, surplus and asset valuation reserve	$321.0	$320.1	$278.8
Statutory gain (loss) from operations	$61.9	$56.4	$77.6
Statutory net income (loss)	$49.7	$61.4	$47.0

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2013 without prior approval.

17.      Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. It is believed that the outcome of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

17.      Contingent Liabilities (continued)

SEC Cease-and-Desist Order

On February 12, 2014, PNX and the Company submitted an Offer of Settlement with the SEC pursuant to which PNX and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PNX was required by the Order to file its 2012 Annual Report on Form 10-K with the SEC by March 31, 2014. PNX filed its 2012 Annual Report on Form 10-K before the opening of the market on April 1, 2014. Further, pursuant to the Order, PNX was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the "PNX Third Quarter 2012 Form 10-Q") with the SEC on or before April 15, 2014 and the Company was required to file this 2012 Form 10-K with the SEC on or before April 15, 2014. The PNX Third Quarter 2012 10-Q was filed with the SEC on April 23, 2014. In addition, PNX and the Company agreed to perform certain undertakings, including for the Company to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for PNX and the Company to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, PNX and the Company would file their respective 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. PNX intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. The Company intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, PNX and the Company each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against PNX, Phoenix Life and PHL Variable in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013.  After the plaintiffs twice amended their complaint, and dropped PNX as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice.  The court dismissed claims alleging that Phoenix Life and PHLVariable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims.  The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases.  We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims.  The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against PNX, Phoenix Life, PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122).  On July 1, 2013, the defendants' motion to dismiss the complaint was granted in part and denied in part.  Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant.  The plaintiffs allege that Phoenix Life promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies.  Plaintiffs are seeking damages, including punitive and treble damages, attorneys' fees and a declaratory judgment.  We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims.  The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

By order dated July 12, 2013, two separate classes were certified in an action pending in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) brought by Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, against Phoenix Life. The complaint in the Fleisher Litigation, filed on November 8, 2011, challenges two COI rate adjustments implemented by Phoenix Life, which Phoenix Life maintains were based on policy language permitting such adjustments. The complaint seeks damages for breach of contract. The classes certified in the court’s July 12, 2013 order are limited to holders of Phoenix Life policies issued in New York and subject to New York law.

17.      Contingent Liabilities (continued)

The Company, a subsidiary of Phoenix Life, has been named as a defendant in four actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These four cases, which are not styled as class actions, have been brought against the Company by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-4) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”)); and 4: C.A. No. 1:13-cv-00368-GMS; U.S. Dist. Ct; D. Del., complaint filed on March 6, 2013; the “Delaware Litigation”). The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations have been assigned to the same judge as the Fleisher Litigation, and discovery in these four actions is being coordinated by the court; the Delaware Litigation is proceeding separately and by order dated April 22, 2014 was transferred to the U.S. District Court for the District of Connecticut. The plaintiffs seek damages and attorneys’ fees for breach of contract and other common law and statutory claims.

Complaints to state insurance departments regarding the Company’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing the Company to take remedial action in response to complaints by a single policyholder. The Company disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position, which is pending. (OCI Case No. 13- C35362).

The Company and Phoenix Life believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

Notice of Claim from Reinsurer

On June 6, 2012, one of the reinsurers of the Company provided notice of a claim, seeking relief under two treaties. This matter was settled effective July 1, 2013 and was resolved without material impact on the financial results of the Company.

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority, the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, PNX is providing to the SEC certain information and documentation regarding the Restatement and the staff of the SEC has indicated to PNX that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

State Insurance Department Examinations

During 2012 and 2013, the Connecticut Insurance Department conducted its routine financial examination of the Company and two other Connecticut-domiciled insurance affiliates. A report from the Connecticut Insurance Department is expected in 2014.

In 2013, the Connecticut Insurance Department commenced a market conduct examination of  the Company and  two other Connecticut-domiciled insurance affiliates. The report from this examination will also be available in 2014.

17.      Contingent Liabilities (continued)

Unclaimed Property Inquires

In late 2012, PNX and the Company and their affiliates received separate notices from Unclaimed Property Clearing House (“UPCH”) and Kelmar Associates, LLC (“Kelmar”) that UPCH and Kelmar  had been authorized  by the unclaimed property administrators in certain states to conduct unclaimed property audits.  The audits began in 2013 and are being conducted on the PNX enterprise with a focus on death benefit payments; however, all amounts owed by any aspect of the PNX enterprise are also a focus.  This includes any payments to vendors, brokers, former employees and shareholders. UPCH represents thirty-three states and the District of Columbia and Kelmar represents six states.

18.      Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2012 and 2011.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2012
	As restated	As restated
	and amended	and amended

Revenues	$125.6	$111.7	$130.2	$114.9

Benefits and expenses	$129.3	$143.3	$206.5	$124.8

Income tax expense (benefit)	$18.8	$0.5	$4.3	$(7.4)

Net income (loss)	$(22.5)	$(32.1)	$(80.6)	$(2.5)

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2011
	As restated and amended

Revenues	$122.4	$122.6	$118.8	$114.5

Benefits and expenses	$119.7	$132.6	$146.9	$105.4

Income tax expense (benefit)	$(0.9)	$2.1	$(18.0)	$10.5

Net loss	$3.6	$(12.1)	$(10.1)	$(1.4)

Additional quarterly financial data

As a result of the restatement of the Company’s financial statements as of and for the years ended December 31, 2012 and 2011as referred to in Note 2, Restatement and Amendment of Previously Reported Financial Information, certain quarterly information is being restated and amended while certain quarterly information is being presented for the first time in connection with this filing. The following tables summarize the quarterly financial information presented in the following pages which includes the effects of the retrospective application of the adoption of such amended accounting standard and the impact of the correction of the errors identified on any of the Company’s previously reported balance sheets, statements of comprehensive income, changes in stockholder’s equity and statements of cash flows as well as quarterly financial information for periods not previously reported as noted more fully below:

18.      Supplemental Unaudited Quarterly Financial Information (continued)

Quarterly Financial Data	Page

2012 Statement of Comprehensive Income for three months ended:
December 31, 2012	F-75
September 30, 2012	F-76
June 30, 2012, as restated and amended	F-77
March 31, 2012, as restated and amended	F-78

2012 Statement of Comprehensive Income for the period ended:
September 30, 2012	F-79
June 30, 2012, as restated and amended	F-80

2012 Balance Sheet as of:
December 31, 2012	F-2
September 30, 2012	F-81
June 30, 2012, as restated and amended	F-82
March 31, 2012, as restated and amended	F-83

2012 Statement of Changes in Stockholder’s Equity for the period ended:
December 31, 2012	F-5
September 30, 2012	F-84
June 30, 2012, as restated and amended	F-85
March 31, 2012, as restated and amended	F-86

2012 Statement of Cash Flows for the period ended:
December 31, 2012	F-4
September 30, 2012	F-87
June 30, 2012, as restated and amended	F-88
March 31, 2012, as restated and amended	F-89

2011 Statement of Comprehensive Income for three months ended:
December 31, 2011, as restated and amended	F-90
September 30, 2011, as restated and amended	F-91
June 30, 2011, as restated and amended	F-92
March 31, 2011, as restated and amended	F-93

2011 Statement of Comprehensive Income for the period ended:
December 31, 2011, as restated and amended	F-23
September 30, 2011, as restated and amended	F-94
June 30, 2011, as restated and amended	F-95

2011 Balance Sheet as of:
December 31, 2011, as restated and amended	F-22
September 30, 2011, as restated and amended	F-96
June 30, 2011, as restated and amended	F-97
March 31, 2011, as restated and amended	F-98

2011 Statement of Changes in Stockholder’s Equity for the period ended:
December 31, 2011, as restated and amended	F-27
September 30, 2011, as restated and amended	F-99
June 30, 2011, as restated and amended	F-100
March 31, 2011, as restated and amended	F-101

2011 Statement of Cash Flows for the period ended:
December 31, 2011, as restated and amended	F-25
September 30, 2011, as restated and amended	F-102
June 30, 2011, as restated and amended	F-103
March 31, 2011, as restated and amended	F-104

18.      Supplemental Unaudited Quarterly Financial Information (continued)

The following tables present the effects of the retrospective application of the adoption of such amended accounting standard and the impact of the correction of the errors identified on the Company’s previously reported balance sheets, statements of comprehensive income and statements of cash flows:

Statement of Comprehensive Income
Three months ended December 31, 2012
($ in millions)

REVENUES:
Premiums	$5.3
Insurance and investment product fees	84.8
Net investment income	34.4
Net realized investment gains (losses):
Total OTTI losses	(0.6)
Portion of OTTI losses recognized in OCI	0.4
Net OTTI losses recognized in earnings	(0.2)
Net realized investment gains (losses), excluding OTTI losses	(9.4)
Net realized investment losses	(9.6)
Total revenues	114.9

BENEFITS AND EXPENSES:
Policy benefits	86.0
Policy acquisition cost amortization	10.9
Other operating expenses	27.9
Total benefits and expenses	124.8
Income (loss) before income taxes	(9.9)
Income tax expense (benefit)	(7.4)
Net income (loss)	$(2.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(2.5)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	4.6
Non-credit portion of OTTI losses recognized in OCI before income tax	10.4
Other comprehensive income (loss) before income taxes	15.0
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	4.1
Non-credit portion of OTTI losses recognized in OCI	3.7
Total income tax expense (benefit)	7.8
Other comprehensive income, net of tax	7.2
Comprehensive income (loss)	$4.7

18.      Supplemental Unaudited Quarterly Financial Information (continued)

Statement of Comprehensive Income
Three months ended September 30, 2012
($ in millions)

REVENUES:
Premiums	$0.8
Insurance and investment product fees	92.3
Net investment income	33.3
Net realized investment gains (losses):
Total OTTI losses	(0.7)
Portion of OTTI losses recognized in OCI	(0.3)
Net OTTI losses recognized in earnings	(1.0)
Net realized investment gains (losses), excluding OTTI losses	4.8
Net realized investment losses	3.8
Total revenues	130.2

BENEFITS AND EXPENSES:
Policy benefits	157.4
Policy acquisition cost amortization	24.3
Other operating expenses	24.8
Total benefits and expenses	206.5
Income (loss) before income taxes	(76.3)
Income tax expense (benefit)	4.3
Net income (loss)	$(80.6)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(80.6)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	0.3
Non-credit portion of OTTI losses recognized in OCI before income tax	1.7
Other comprehensive income (loss) before income taxes	2.0
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	6.5
Non-credit portion of OTTI losses recognized in OCI	0.6
Total income tax expense (benefit)	7.1
Other comprehensive income, net of tax	(5.1)
Comprehensive income (loss)	$(85.7)

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Three months ended June 30, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$1.8	$(0.1)	$1.7	$—	$1.7
Insurance and investment product fees	91.1	0.3	91.4	—	91.4
Net investment income	32.8	(0.2)	32.6	—	32.6
Net realized investment gains (losses):
Total OTTI losses	(3.0)	—	(3.0)	—	(3.0)
Portion of OTTI losses recognized in OCI	2.4	—	2.4	—	2.4
Net OTTI losses recognized in earnings	(0.6)	—	(0.6)	—	(0.6)
Net realized investment gains (losses), excluding OTTI losses	(6.4)	(7.0)	(13.4)	—	(13.4)
Net realized investment losses	(7.0)	(7.0)	(14.0)	—	(14.0)
Total revenues	118.7	(7.0)	111.7	—	111.7

BENEFITS AND EXPENSES:
Policy benefits	76.9	14.7	91.6	—	91.6
Policy acquisition cost amortization	27.0	0.6	27.6	—	27.6
Other operating expenses	24.5	(0.4)	24.1	—	24.1
Total benefits and expenses	128.4	14.9	143.3	—	143.3
Income (loss) before income taxes	(9.7)	(21.9)	(31.6)	—	(31.6)
Income tax expense (benefit)	(3.7)	4.2	0.5	—	0.5
Net income (loss)	$(6.0)	$(26.1)	$(32.1)	$—	$(32.1)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(6.0)	$(26.1)	$(32.1)	$—	$(32.1)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	13.3	(7.3)	6.0	—	6.0
Non-credit portion of OTTI losses recognized in OCI before income tax	14.0	(11.9)	2.1	—	2.1
Other comprehensive income (loss) before income taxes	27.3	(19.2)	8.1	—	8.1
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	4.7	0.9	5.6	—	5.6
Non-credit portion of OTTI losses recognized in OCI	4.9	(4.2)	0.7	—	0.7
Total income tax expense (benefit)	9.6	(3.3)	6.3	—	6.3
Other comprehensive income, net of tax	17.7	(15.9)	1.8	—	1.8
Comprehensive income (loss)	$11.7	$(42.0)	$(30.3)	$—	$(30.3)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Three months ended March 31, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$0.7	$—	$0.7	$—	$0.7
Insurance and investment product fees	96.5	0.3	96.8	—	96.8
Net investment income	30.3	0.3	30.6	—	30.6
Net realized investment gains (losses):
Total OTTI losses	(1.1)	0.4	(0.7)	—	(0.7)
Portion of OTTI losses recognized in OCI	0.4	(0.7)	(0.3)	—	(0.3)
Net OTTI losses recognized in earnings	(0.7)	(0.3)	(1.0)	—	(1.0)
Net realized investment gains (losses), excluding OTTI losses	(7.1)	5.6	(1.5)	—	(1.5)
Net realized investment losses	(7.8)	5.3	(2.5)	—	(2.5)
Total revenues	119.7	5.9	125.6	—	125.6

BENEFITS AND EXPENSES:
Policy benefits	63.7	(1.9)	61.8	—	61.8
Policy acquisition cost amortization	28.7	12.0	40.7	—	40.7
Other operating expenses	23.3	3.5	26.8	—	26.8
Total benefits and expenses	115.7	13.6	129.3	—	129.3
Income (loss) before income taxes	4.0	(7.7)	(3.7)	—	(3.7)
Income tax expense (benefit)	1.1	17.7	18.8	—	18.8
Net income (loss)	$2.9	$(25.4)	$(22.5)	$—	$(22.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2.9	$(25.4)	$(22.5)	$—	$(22.5)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	12.1	(3.8)	8.3	—	8.3
Non-credit portion of OTTI losses recognized in OCI before income tax	(0.4)	0.7	0.3	—	0.3
Other comprehensive income (loss) before income taxes	11.7	(3.1)	8.6	—	8.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	4.2	(0.6)	3.6	—	3.6
Non-credit portion of OTTI losses recognized in OCI	(0.1)	0.2	0.1	—	0.1
Total income tax expense (benefit)	4.1	(0.4)	3.7	—	3.7
Other comprehensive income, net of tax	7.6	(2.7)	4.9	—	4.9
Comprehensive income (loss)	$10.5	$(28.1)	$(17.6)	$—	$(17.6)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

Statement of Comprehensive Income
Nine months ended September 30, 2012
($ in millions)

REVENUES:
Premiums	$3.2
Insurance and investment product fees	280.5
Net investment income	96.5
Net realized investment gains (losses):	—
Total OTTI losses	(4.4)
Portion of OTTI losses recognized in OCI	1.8
Net OTTI losses recognized in earnings	(2.6)
Net realized investment gains (losses), excluding OTTI losses	(10.1)
Net realized investment losses	(12.7)
Total revenues	367.5

BENEFITS AND EXPENSES:
Policy benefits	310.8
Policy acquisition cost amortization	92.6
Other operating expenses	75.7
Total benefits and expenses	479.1
Income (loss) before income taxes	(111.6)
Income tax expense (benefit)	23.6
Net income (loss)	$(135.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(135.2)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	14.6
Non-credit portion of OTTI losses recognized in OCI before income tax	4.1
Other comprehensive income (loss) before income taxes	18.7
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	15.7
Non-credit portion of OTTI losses recognized in OCI	1.4
Total income tax expense (benefit)	17.1
Other comprehensive income, net of tax	1.6
Comprehensive income (loss)	$(133.6)

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Six months ended June 30, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$2.5	$(0.1)	$2.4	$—	$2.4
Insurance and investment product fees	187.6	0.6	188.2	—	188.2
Net investment income	63.1	0.1	63.2	—	63.2
Net realized investment gains (losses):
Total OTTI losses	(4.1)	0.4	(3.7)	—	(3.7)
Portion of OTTI losses recognized in OCI	2.8	(0.7)	2.1	—	2.1
Net OTTI losses recognized in earnings	(1.3)	(0.3)	(1.6)	—	(1.6)
Net realized investment gains (losses), excluding OTTI losses	(13.5)	(1.4)	(14.9)	—	(14.9)
Net realized investment losses	(14.8)	(1.7)	(16.5)	—	(16.5)
Total revenues	238.4	(1.1)	237.3	—	237.3

BENEFITS AND EXPENSES:
Policy benefits	140.6	12.8	153.4	—	153.4
Policy acquisition cost amortization	55.7	12.6	68.3	—	68.3
Other operating expenses	47.8	3.1	50.9	—	50.9
Total benefits and expenses	244.1	28.5	272.6	—	272.6
Income (loss) before income taxes	(5.7)	(29.6)	(35.3)	—	(35.3)
Income tax expense (benefit)	(2.6)	21.9	19.3	—	19.3
Net income (loss)	$(3.1)	$(51.5)	$(54.6)	$—	$(54.6)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(3.1)	$(51.5)	$(54.6)	$—	$(54.6)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	25.4	(11.1)	14.3		14.3
Non-credit portion of OTTI losses recognized in OCI before income tax	13.6	(11.2)	2.4	—	2.4
Other comprehensive income (loss) before income taxes	39.0	(22.3)	16.7	—	16.7
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	8.9	0.3	9.2	—	9.2
Non-credit portion of OTTI losses recognized in OCI	4.8	(4.0)	0.8	—	0.8
Total income tax expense (benefit)	13.7	(3.7)	10.0	—	10.0
Other comprehensive income, net of tax	25.3	(18.6)	6.7	—	6.7
Comprehensive income (loss)	$22.2	$(70.1)	$(47.9)	$—	$(47.9)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

Balance Sheet
As of September 30, 2012
($ in millions)

ASSETS:
Available-for-sale debt securities, at fair value	$2,966.2
Limited partnerships and other investments	6.3
Policy loans, at unpaid principal balances	60.5
Derivative instruments	185.8
Fair value investments	44.1
Total investments	3,262.9
Cash and cash equivalents	117.2
Accrued investment income	25.9
Receivables	451.3
Deferred policy acquisition costs	434.6
Deferred income taxes	18.7
Receivables from related parties	23.4
Other assets	145.4
Separate account assets	2,110.7
Total assets	$6,590.1

LIABILITIES:
Policy liabilities and accruals	$1,813.7
Policyholder deposit funds	2,217.7
Payable to related parties	13.8
Other liabilities	143.8
Separate account liabilities	2,110.7
Total liabilities	6,299.7

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5
Additional paid-in capital	802.2
Accumulated other comprehensive loss	4.2
Accumulated deficit	(518.5)
Total stockholder’s equity	290.4
Total liabilities and stockholder’s equity	$6,590.1

18.      Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Balance Sheet As of June 30, 2012
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective adoption(2)	As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value	$2,913.2	$(39.6)	$2,873.6	$—	$2,873.6
Limited partnerships and other investments	5.8	0.1	5.9	—	5.9
Policy loans, at unpaid principal balances	61.1	—	61.1	—	61.1
Derivative instruments	129.6	(7.2)	122.4	—	122.4
Fair value investments	7.3	35.7	43.0	—	43.0
Total investments	3,117.0	(11.0)	3,106.0	—	3,106.0
Cash and cash equivalents	97.7	(20.6)	77.1	—	77.1
Accrued investment income	21.9	—	21.9	—	21.9
Receivables	384.0	60.5	444.5	—	444.5
Deferred policy acquisition costs	496.7	(64.0)	432.7	—	432.7
Deferred income taxes	19.5	5.6	25.1	—	25.1
Receivables from related parties	6.1	—	6.1	—	6.1
Other assets	59.9	51.4	111.3	—	111.3
Separate account assets	2,076.8	—	2,076.8	—	2,076.8
Total assets	$6,279.6	$21.9	$6,301.5	$—	$6,301.5

LIABILITIES:
Policy liabilities and accruals	$1,386.9	$298.5	$1,685.4	$—	$1,685.4
Policyholder deposit funds	2,054.7	0.5	2,055.2	—	2,055.2
Payable to related parties	34.4	2.7	37.1	—	37.1
Other liabilities	100.2	(29.3)	70.9	—	70.9
Separate account liabilities	2,076.8	—	2,076.8	—	2,076.8
Total liabilities	5,653.0	272.4	5,925.4	—	5,925.4

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	30.1	(20.8)	9.3	—	9.3
Accumulated deficit	(208.2)	(229.7)	(437.9)	—	(437.9)
Total stockholder’s equity	626.6	(250.5)	376.1	—	376.1
Total liabilities and stockholder’s equity	$6,279.6	$21.9	$6,301.5	$—	$6,301.5
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Balance Sheet As of March 31, 2012
	As previously reported	Correction of errors(1)	Adjusted prior to the retrospective adoption	Retrospective adoption(2)	As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value	$2,761.2	$(31.3)	$2,729.9	$—	$2,729.9
Limited partnerships and other investments	5.5	(0.2)	5.3	—	5.3
Policy loans, at unpaid principal balances	60.7	—	60.7	—	60.7
Derivative instruments	131.9	(5.3)	126.6	—	126.6
Fair value investments	7.4	34.1	41.5	—	41.5
Total investments	2,966.7	(2.7)	2,964.0	—	2,964.0
Cash and cash equivalents	90.8	(18.6)	72.2	—	72.2
Accrued investment income	23.4	—	23.4	—	23.4
Receivables	367.0	58.8	425.8	—	425.8
Deferred policy acquisition costs	517.3	(55.6)	461.7	—	461.7
Deferred income taxes	22.4	4.6	27.0	—	27.0
Receivables from related parties	0.5	—	0.5	—	0.5
Other assets	58.2	54.8	113.0	—	113.0
Separate account assets	2,688.6	1.2	2,689.8	—	2,689.8
Total assets	$6,734.9	$42.5	$6,777.4	$—	$6,777.4

LIABILITIES:
Policy liabilities and accruals	$1,368.8	$272.4	$1,641.2	$—	$1,641.2
Policyholder deposit funds	1,884.8	2.4	1,887.2	—	1,887.2
Deferred income taxes	—	—	—	—	—
Payable to related parties	53.0	—	53.0	—	53.0
Other liabilities	124.8	(25.0)	99.8	—	99.8
Separate account liabilities	2,688.6	1.2	2,689.8	—	2,689.8
Total liabilities	6,120.0	251.0	6,371.0	—	6,371.0

STOCKHOLDER’S EQUITY:				—
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	12.4	(4.9)	7.5	—	7.5
Accumulated deficit	(202.2)	(203.6)	(405.8)	—	(405.8)
Total stockholder’s equity	614.9	(208.5)	406.4	—	406.4
Total liabilities and stockholder’s equity	$6,734.9	$42.5	$6,777.4	$—	$6,777.4
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

Statement of Changes in Stockholder’s Equity
For the period ended September 30, 2012
($ in millions)

COMMON STOCK:	$2.5
Balance, beginning of period	—
Balance, end of period	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2
Capital contributions from parent	—
Balance, end of period	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$2.6
Adjustment for initial application of accounting changes	—
Other comprehensive income	1.6
Balance, end of period	$4.2

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(383.3)
Adjustment for initial application of accounting changes	—
Net income (loss)	(135.2)
Balance, end of period	$(518.5)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$424.0
Change in stockholder’s equity	(133.6)
Balance, end of period	$290.4

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended June 30, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Capital contributions from parent	—	—	—	—	—
Balance, end of period	$802.2	$0.0	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$6.2	$0.2	$6.4	$(3.8)	$2.6
Adjustment for initial application of accounting changes	—	—	—	—	—
Other comprehensive income	25.3	(18.6)	6.7	—	6.7
Balance, end of period	$31.5	$(18.4)	$13.1	$(3.8)	$9.3

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(165.1)	$(185.9)	$(351.0)	$(32.3)	$(383.3)
Adjustment for initial application of accounting changes	—	—	—	—	—
Net income (loss)	(3.1)	(51.5)	(54.6)	—	(54.6)
Balance, end of period	$(168.2)	$(237.4)	$(405.6)	$(32.3)	$(437.9)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$645.8	$(185.7)	$460.1	$(36.1)	424.0
Change in stockholder’s equity	22.2	(70.1)	(47.9)	—	(47.9)
Balance, end of period	$668.0	$(255.8)	$412.2	$(36.1)	$376.1
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended March 31, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Capital contributions from parent	0.0	—	—	—	0.0
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$6.2	$0.2	$6.4	$(3.8)	$2.6
Adjustment for initial application of accounting changes	—	—	—	—	—
Other comprehensive income	7.6	(2.7)	4.9	—	4.9
Balance, end of period	$13.8	$(2.5)	$11.3	$(3.8)	$7.5

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(165.1)	$(185.9)	$(351.0)	$(32.3)	$(383.3)
Adjustment for initial application of accounting changes	—	—	—	—	—
Net income (loss)	2.9	(25.4)	(22.5)	—	(22.5)
Balance, end of period	$(162.2)	$(211.3)	$(373.5)	$(32.3)	$(405.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$645.8	$(185.7)	$460.1	$(36.1)	$424.0
Change in stockholder’s equity	10.5	(28.1)	(17.6)	—	(17.6)
Balance, end of period	$656.3	$(213.8)	$442.5	$(36.1)	$406.4
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

Statement of Cash Flows
For the period ended September 30, 2012
($ in millions)

OPERATING ACTIVITIES:
Net loss	$(135.2)
Net realized investment losses	12.7
Policy acquisition costs deferred	(63.7)
Amortization of deferred policy acquisition costs	92.6
Interest credited	49.7
Equity in earnings of limited partnerships and other investments	(0.1)
Change in:
Accrued investment income	(10.6)
Deferred income taxes	(6.4)
Receivables	(37.7)
Policy liabilities and accruals	(36.9)
Due to/from affiliate	(22.9)
Other operating activities, net	(4.5)
Cash provided by (used for) operating activities	(163.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(915.7)
Derivative instruments	(93.3)
Fair value investments	(2.9)
Sales, repayments and maturities of:
Available-for-sale debt securities	592.9
Derivative instruments	16.2
Fair value investments	4.2
Contributions to limited partnerships	(1.6)
Distributions from limited partnerships	0.3
Policy loans, net	3.7
Other investing activities, net	(1.0)
Cash provided by (used for) investing activities	(397.2)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	812.3
Policyholder deposit fund withdrawals	(381.7)
Net transfers to/from separate accounts	197.3
Cash provided by (used for) financing activities	627.9
Change in cash and cash equivalents	67.7
Cash and cash equivalents, beginning of period	49.5
Cash and cash equivalents, end of period	$117.2

Non-Cash Transactions During the Year
Investment exchanges	$25.6

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended June 30, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$(3.1)	$(51.5)	$(54.6)	$—	$(54.6)
Net realized investment losses	14.8	1.7	16.5	—	16.5
Policy acquisition costs deferred	(52.9)	9.4	(43.5)	—	(43.5)
Amortization of policy acquisition costs	55.7	12.6	68.3	—	68.3
Interest Credited	—	122.3	122.3	—	122.3
Equity in earnings of limited partnerships and other investments	(0.1)	—	(0.1)	—	(0.1)
Change in:
Accrued investment income	(3.9)	(1.6)	(5.5)	—	(5.5)
Deferred income taxes	(17.6)	11.9	(5.7)	—	(5.7)
Receivables	(4.3)	4.6	0.3	—	0.3
Policy liabilities and accruals	32.0	(203.3)	(171.3)	—	(171.3)
Due to/from affiliate	—	10.9	10.9	—	10.9
Other operating activities, net	(3.5)	(10.7)	(14.2)	—	(14.2)
Cash provided by (used for) operating activities	17.1	(93.7)	(76.6)	—	(76.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(601.9)	17.9	(584.0)	—	(584.0)
Derivative instruments	(29.2)	—	(29.2)	—	(29.2)
Fair Value Investments	—	(2.9)	(2.9)	—	(2.9)
Other Investments	(0.9)	0.9	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	304.0	(17.2)	286.8	—	286.8
Derivative instruments	12.1	—	12.1	—	12.1
Fair Value Investments	—	3.0	3.0	—	3.0
Other Investments	0.2	(0.2)	—	—	—
Contributions to limited partnerships	—	(0.9)	(0.9)	—	(0.9)
Distributions from limited partnerships	—	0.2	0.2	—	0.2
Policy loans, net	1.4	1.0	2.4	—	2.4
Other investing activities, net	—	(0.4)	(0.4)	—	(0.4)
Cash provided by (used for) investing activities	(314.3)	1.4	(312.9)	—	(312.9)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	410.2	130.3	540.5	—	540.5
Policyholder deposit fund withdrawals	(82.8)	(182.6)	(265.4)	—	(265.4)
Net transfers to/from separate accounts	—	142.0	142.0	—	142.0
Cash provided by (used for) financing activities	327.4	89.7	417.1	—	417.1
Change in cash and cash equivalents	30.2	(2.6)	27.6	—	27.6
Cash and cash equivalents, beginning of year	67.5	(18.0)	49.5	—	49.5
Cash and cash equivalents, end of year	$97.7	$(20.6)	$77.1	$—	$77.1

Non-Cash Transactions During the Year
Investment exchanges	$—	$14.0	$14.0	$—	$14.0
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended March 31, 2012
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$2.9	$(25.4)	$(22.5)	$—	$(22.5)
Net realized investment losses	7.8	(5.3)	2.5	—	2.5
Policy acquisition costs deferred	(28.9)	4.9	(24.0)	—	(24.0)
Amortization of deferred policy acquisition costs	28.7	12.0	40.7	—	40.7
Interest credited	—	16.0	16.0	—	16.0
Equity in earnings of limited partnerships and other investments	(0.1)	(0.2)	(0.3)	—	(0.3)
Change in:				—
Accrued investment income	(5.4)	(0.8)	(6.2)	—	(6.2)
Deferred income taxes	(11.0)	9.6	(1.4)	—	(1.4)
Receivables	13.6	(0.2)	13.4	—	13.4
Policy liabilities and accruals	25.7	(81.7)	(56.0)	—	(56.0)
Due to/from affiliate	—	9.0	9.0	—	9.0
Other operating activities, net	17.9	(4.9)	13.0	—	13.0
Cash provided by (used for) operating activities	51.2	(67.0)	(15.8)	—	(15.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(280.4)	9.4	(271.0)	—	(271.0)
Derivative instruments	(19.0)	—	(19.0)	—	(19.0)
Fair value investments	—	—	—	—	—
Other investments	(0.6)	0.6	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	107.0	(10.4)	96.6	—	96.6
Derivative instruments	1.8	—	1.8	—	1.8
Fair value investments	—	1.1	1.1	—	1.1
Other investments	0.2	(0.2)	—	—	—
Contributions to limited partnerships	—	(0.6)	(0.6)	—	(0.6)
Distributions from limited partnerships	—	0.2	0.2	—	0.2
Policy loans, net	1.8	0.6	2.4	—	2.4
Cash provided by (used for) investing activities	(189.2)	0.7	(188.5)	—	(188.5)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	214.8	74.4	289.2	—	289.2
Policyholder deposit fund withdrawals	(53.5)	(86.3)	(139.8)	—	(139.8)
Net transfers to/from separate accounts	—	77.6	77.6	—	77.6
Cash provided by (used for) financing activities	161.3	65.7	227.0	—	227.0
Change in cash and cash equivalents	23.3	(0.6)	22.7	—	22.7
Cash and cash equivalents, beginning of year	67.5	(18.0)	49.5	—	49.5
Cash and cash equivalents, end of year	$90.8	$(18.6)	$72.2	$—	$72.2

Non-Cash Transactions During the Year
Investment exchanges	$—	$7.7	$7.7	$—	$7.7
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Three months ended December 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$0.9	$—	$0.9	$—	$0.9
Insurance and investment product fees	93.1	1.4	94.5	—	94.5
Net investment income	29.0	1.4	30.4	—	30.4
Net realized investment gains (losses):
Total OTTI losses	(3.1)	—	(3.1)	—	(3.1)
Portion of OTTI losses recognized in OCI	1.8	0.4	2.2	—	2.2
Net OTTI losses recognized in earnings	(1.3)	0.4	(0.9)	—	(0.9)
Net realized investment gains (losses), excluding OTTI losses	(6.9)	(3.5)	(10.4)	—	(10.4)
Net realized investment losses	(8.2)	(3.1)	(11.3)	—	(11.3)
Total revenues	114.8	(0.3)	114.5	—	114.5

BENEFITS AND EXPENSES:
Policy benefits	59.3	2.5	61.8	1.6	63.4
Policy acquisition cost amortization	25.4	(3.2)	22.2	(3.0)	19.2
Other operating expenses	34.3	(11.9)	22.4	0.4	22.8
Total benefits and expenses	119.0	(12.6)	106.4	(1.0)	105.4
Income (loss) before income taxes	(4.2)	12.3	8.1	1.0	9.1
Income tax expense (benefit)	(0.2)	11.4	11.2	(0.7)	10.5
Net income (loss)	$(4.0)	$0.9	$(3.1)	$1.7	$(1.4)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(4.0)	$0.9	$(3.1)	$1.7	$(1.4)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	9.0	(7.1)	1.9	2.3	4.2
Non-credit portion of OTTI losses recognized in OCI before income tax	(2.0)	(0.1)	(2.1)	—	(2.1)
Other comprehensive income (loss) before income taxes	7.0	(7.2)	(0.2)	2.3	2.1
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	3.2	(3.2)	—	0.7	0.7
Non-credit portion of OTTI losses recognized in OCI	(0.8)	0.1	(0.7)	-	(0.7)
Total income tax expense (benefit)	2.4	(3.1)	(0.7)	0.7	—
Other comprehensive income, net of tax	4.6	(4.1)	0.5	1.6	2.1
Comprehensive income	$0.6	$(3.2)	$(2.6)	$3.3	$0.7
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Three months ended September 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$1.1	$—	$1.1	$—	$1.1
Insurance and investment product fees	98.0	(1.1)	96.9	—	96.9
Net investment income	25.7	(0.7)	25.0	—	25.0
Net realized investment gains (losses):
Total OTTI losses	(4.5)	(0.2)	(4.7)	—	(4.7)
Portion of OTTI losses recognized in OCI	3.9	(0.2)	3.7	—	3.7
Net OTTI losses recognized in earnings	(0.6)	(0.4)	(1.0)	—	(1.0)
Net realized investment gains (losses), excluding OTTI losses	(5.4)	2.2	(3.2)	—	(3.2)
Net realized investment losses	(6.0)	1.8	(4.2)	—	(4.2)
Total revenues	118.8	—	118.8	—	118.8

BENEFITS AND EXPENSES:
Policy benefits	61.8	31.2	93.0	0.9	93.9
Policy acquisition cost amortization	39.8	(5.5)	34.3	(5.4)	28.9
Other operating expenses	19.4	4.4	23.8	0.3	24.1
Total benefits and expenses	121.0	30.1	151.1	(4.2)	146.9
Income (loss) before income taxes	(2.2)	(30.1)	(32.3)	4.2	(28.1)
Income tax expense (benefit)	(13.8)	—	(13.8)	(4.2)	(18.0)
Net income (loss)	$11.6	$(30.1)	$(18.5)	$8.4	$(10.1)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$11.6	$(30.1)	$(18.5)	$8.4	$(10.1)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	13.4	(20.1)	(6.7)	1.3	(5.4)
Non-credit portion of OTTI losses recognized in OCI before income tax	(3.8)	0.1	(3.7)	—	(3.7)
Other comprehensive income (loss) before income taxes	9.6	(20.0)	(10.4)	1.3	(9.1)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	10.3	(15.3)	(5.0)	4.2	(0.8)
Non-credit portion of OTTI losses recognized in OCI	(1.3)	—	(1.3)	—	(1.3)
Total income tax expense (benefit)	9.0	(15.3)	(6.3)	4.2	(2.1)
Other comprehensive income, net of tax	0.6	(4.7)	(4.1)	(2.9)	(7.0)
Comprehensive income (loss)	$12.2	$(34.8)	$(22.6)	$5.5	$(17.1)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Three months ended June 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$0.1	$—	$0.1	$—	$0.1
Insurance and investment product fees	101.9	(0.6)	101.3	—	101.3
Net investment income	24.2	—	24.2	—	24.2
Net realized investment gains (losses):
Total OTTI losses	(0.8)	0.1	(0.7)	—	(0.7)
Portion of OTTI losses recognized in OCI	0.4	(0.1)	0.3	—	0.3
Net OTTI losses recognized in earnings	(0.4)	—	(0.4)	—	(0.4)
Net realized investment gains (losses), excluding OTTI losses	(1.8)	(0.8)	(2.6)	—	(2.6)
Net realized investment losses	(2.2)	(0.8)	(3.0)	—	(3.0)
Total revenues	124.0	(1.4)	122.6	—	122.6

BENEFITS AND EXPENSES:
Policy benefits	73.9	7.0	80.9	2.7	83.6
Policy acquisition cost amortization	28.9	4.7	33.6	(6.4)	27.2
Other operating expenses	18.1	3.4	21.5	0.3	21.8
Total benefits and expenses	120.9	15.1	136.0	(3.4)	132.6
Income (loss) before income taxes	3.1	(16.5)	(13.4)	3.4	(10.0)
Income tax expense (benefit)	4.4	(5.0)	(0.6)	2.7	2.1
Net income (loss)	$(1.3)	$(11.5)	$(12.8)	$0.7	$(12.1)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(1.3)	$(11.5)	$(12.8)	$0.7	$(12.1)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	4.1	4.4	8.5	1.9	10.4
Non-credit portion of OTTI losses recognized in OCI before income tax	(0.4)	0.1	(0.3)	—	(0.3)
Other comprehensive income (loss) before income taxes	3.7	4.5	8.2	1.9	10.1
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	(6.6)	13.9	7.3	(2.7)	4.6
Non-credit portion of OTTI losses recognized in OCI	(0.1)	—	(0.1)	—	(0.1)
Total income tax expense (benefit)	(6.7)	13.9	7.2	(2.7)	4.5
Other comprehensive income, net of tax	10.4	(9.4)	1.0	4.6	5.6
Comprehensive income (loss)	$9.1	$(20.9)	$(11.8)	$5.3	$(6.5)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Three months ended March 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$0.2	$—	$0.2	$—	$0.2
Insurance and investment product fees	101.8	(0.2)	101.6	—	101.6
Net investment income	21.4	0.1	21.5	—	21.5
Net realized investment gains (losses):
Total OTTI losses	(0.9)	(0.7)	(1.6)	—	(1.6)
Portion of OTTI losses recognized in OCI	0.4	0.3	0.7	—	0.7
Net OTTI losses recognized in earnings	(0.5)	(0.4)	(0.9)	—	(0.9)
Net realized investment gains (losses), excluding OTTI losses	(4.0)	4.0	—	—	—
Net realized investment losses	(4.5)	3.6	(0.9)	—	(0.9)
Total revenues	118.9	3.5	122.4	—	122.4

BENEFITS AND EXPENSES:
Policy benefits	50.6	6.9	57.5	4.2	61.7
Policy acquisition cost amortization	39.1	4.0	43.1	(8.9)	34.2
Other operating expenses	18.3	5.2	23.5	0.3	23.8
Total benefits and expenses	108.0	16.1	124.1	(4.4)	119.7
Income (loss) before income taxes	10.9	(12.6)	(1.7)	4.4	2.7
Income tax expense (benefit)	0.2	(1.2)	(1.0)	0.1	(0.9)
Net income (loss)	$10.7	$(11.4)	$(0.7)	$4.3	$3.6

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$10.7	$(11.4)	$(0.7)	$4.3	$3.6
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	7.9	7.9	15.8	0.7	16.5
Non-credit portion of OTTI losses recognized in OCI before income tax	0.5	(0.4)	0.1	—	0.1
Other comprehensive income (loss) before income taxes	8.4	7.5	15.9	0.7	16.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	5.1	(3.3)	1.8	—	1.8
Non-credit portion of OTTI losses recognized in OCI	0.2	(0.2)	—	—	—
Total income tax expense (benefit)	5.3	(3.5)	1.8	—	1.8
Other comprehensive income, net of tax	3.1	11.0	14.1	0.7	14.8
Comprehensive income (loss)	$13.8	$(0.4)	$13.4	$5.0	$18.4
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Nine months ended September 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$1.4	$—	$1.4	$—	$1.4
Insurance and investment product fees	301.7	(1.9)	299.8	—	299.8
Net investment income	71.3	(0.6)	70.7	—	70.7
Net realized investment gains (losses):
Total OTTI losses	(6.2)	(0.8)	(7.0)	—	(7.0)
Portion of OTTI losses recognized in OCI	4.7	—	4.7	—	4.7
Net OTTI losses recognized in earnings	(1.5)	(0.8)	(2.3)	—	(2.3)
Net realized investment gains (losses), excluding OTTI losses	(11.2)	5.4	(5.8)	—	(5.8)
Net realized investment losses	(12.7)	4.6	(8.1)	—	(8.1)
Total revenues	361.7	2.1	363.8	—	363.8

BENEFITS AND EXPENSES:
Policy benefits	186.3	45.1	231.4	7.8	239.2
Policy acquisition cost amortization	107.8	3.2	111.0	(20.7)	90.3
Other operating expenses	55.8	13.0	68.8	0.9	69.7
Total benefits and expenses	349.9	61.3	411.2	(12.0)	399.2
Income (loss) before income taxes	11.8	(59.2)	(47.4)	12.0	(35.4)
Income tax expense (benefit)	(9.2)	(6.2)	(15.4)	(1.4)	(16.8)
Net income (loss)	$21.0	$(53.0)	$(32.0)	$13.4	$(18.6)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$21.0	$(53.0)	$(32.0)	$13.4	$(18.6)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	25.4	(7.8)	17.6	3.9	21.5
Non-credit portion of OTTI losses recognized in OCI before income tax	(3.7)	(0.2)	(3.9)	—	(3.9)
Other comprehensive income (loss) before income taxes	21.7	(8.0)	13.7	3.9	17.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	8.8	(4.7)	4.1	1.5	5.6
Non-credit portion of OTTI losses recognized in OCI	(1.2)	(0.2)	(1.4)	—	(1.4)
Total income tax expense (benefit)	7.6	(4.9)	2.7	1.5	4.2
Other comprehensive income, net of tax	14.1	(3.1)	11.0	2.4	13.4
Comprehensive income (loss)	$35.1	$(56.1)	$(21.0)	$15.8	$(5.2)
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Comprehensive Income
($ in millions)	Six months ended June 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
REVENUES:
Premiums	$0.3	$—	$0.3	$—	$0.3
Insurance and investment product fees	203.7	(0.8)	202.9	—	202.9
Net investment income	45.6	0.1	45.7	—	45.7
Net realized investment gains (losses):
Total OTTI losses	(1.7)	(0.6)	(2.3)	—	(2.3)
Portion of OTTI losses recognized in OCI	0.8	0.2	1.0	—	1.0
Net OTTI losses recognized in earnings	(0.9)	(0.4)	(1.3)	—	(1.3)
Net realized investment gains (losses), excluding OTTI losses	(5.8)	3.2	(2.6)	—	(2.6)
Net realized investment losses	(6.7)	2.8	(3.9)	—	(3.9)
Total revenues	242.9	2.1	245.0	—	245.0

BENEFITS AND EXPENSES:
Policy benefits	124.5	13.9	138.4	6.9	145.3
Policy acquisition cost amortization	68.0	8.7	76.7	(15.3)	61.4
Other operating expenses	36.4	8.6	45.0	0.6	45.6
Total benefits and expenses	228.9	31.2	260.1	(7.8)	252.3
Income (loss) before income taxes	14.0	(29.1)	(15.1)	7.8	(7.3)
Income tax expense (benefit)	4.6	(6.2)	(1.6)	2.8	1.2
Net income (loss)	$9.4	$(22.9)	$(13.5)	$5.0	$(8.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$9.4	$(22.9)	$(13.5)	$5.0	$(8.5)
Other comprehensive income (loss) before income tax:
Net unrealized investment gains before income tax	12.0	12.3	24.3	2.6	26.9
Non-credit portion of OTTI losses recognized in OCI before income tax	0.1	(0.3)	(0.2)	—	(0.2)
Other comprehensive income (loss) before income taxes	12.1	12.0	24.1	2.6	26.7
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	(1.5)	10.6	9.1	(2.7)	6.4
Non-credit portion of OTTI losses recognized in OCI	0.1	(0.2)	(0.1)	—	(0.1)
Total income tax expense (benefit)	(1.4)	10.4	9.0	(2.7)	6.3
Other comprehensive income, net of tax	13.5	1.6	15.1	5.3	20.4
Comprehensive income (loss)	$22.9	$(21.3)	$1.6	$10.3	$11.9
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Balance Sheet
($ in millions)	As of September 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
ASSETS:
Available-for-sale debt securities, at fair value	$2,258.5	$(32.2)	$2,226.3	$—	$2,226.3
Limited partnerships and other investments	4.4	—	4.4	—	4.4
Policy loans, at unpaid principal balances	62.0	—	62.0	—	62.0
Derivative instruments	108.2	(8.7)	99.5	—	99.5
Fair value investments	7.4	31.4	38.8	—	38.8
Total investments	2,440.5	(9.5)	2,431.0	—	2,431.0
Cash and cash equivalents	69.1	(15.5)	53.6	—	53.6
Accrued investment income	18.8	—	18.8	—	18.8
Receivables	358.5	29.0	387.5	—	387.5
Deferred policy acquisition costs	571.0	(2.7)	568.3	(81.9)	486.4
Deferred income taxes	—	28.7	28.7	—	28.7
Receivables from related parties	12.1	4.5	16.6	—	16.6
Other assets	62.1	41.5	103.6	(1.0)	102.6
Separate account assets	2,453.7	(0.3)	2,453.4	-	2,453.4
Total assets	$5,985.8	$75.7	$6,061.5	$(82.9)	$5,978.6

LIABILITIES:
Policy liabilities and accruals	$1,318.8	$289.3	$1,608.1	$(43.5)	$1,564.6
Policyholder deposit funds	1,466.3	6.6	1,472.9	—	1,472.9
Deferred income taxes	20.3	(20.3)	—	—	—
Payable to related parties	16.1	8.7	24.8	—	24.8
Other liabilities	65.4	(25.8)	39.6	—	39.6
Separate account liabilities	2,453.7	(0.3)	2,453.4	—	2,453.4
Total liabilities	5,340.6	258.2	5,598.8	(43.5)	5,555.3

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	1.6	4.3	5.9	(5.4)	0.5
Accumulated deficit	(161.1)	(186.8)	(347.9)	(34.0)	(381.9)
Total stockholder’s equity	645.2	(182.5)	462.7	(39.4)	423.3
Total liabilities and stockholder’s equity	$5,985.8	$75.7	$6,061.5	$(82.9)	$5,978.6
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Balance Sheet
($ in millions)	As of June 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
ASSETS:
Available-for-sale debt securities, at fair value	$1,972.3	$(31.2)	$1,941.1	$—	$1,941.1
Limited partnerships and other investments	3.8	0.2	4.0	—	4.0
Policy loans, at unpaid principal balances	60.8	-	60.8	—	60.8
Derivative instruments	78.1	(2.9)	75.2	—	75.2
Fair value investments	7.6	30.5	38.1	—	38.1
Total investments	2,122.6	(3.4)	2,119.2	—	2,119.2
Cash and cash equivalents	63.6	(18.2)	45.4	—	45.4
Accrued investment income	15.0	-	15.0	—	15.0
Receivables	362.3	25.7	388.0	—	388.0
Deferred policy acquisition costs	581.6	7.6	589.2	(87.3)	501.9
Deferred income taxes	-	22.9	22.9	—	22.9
Receivables from related parties	14.6	(5.0)	9.6	—	9.6
Other assets	51.7	44.5	96.2	(1.0)	95.2
Separate account assets	2,873.0	0.6	2,873.6	-	2,873.6
Total assets	$6,084.4	$74.7	$6,159.1	$(88.3)	$6,070.8

LIABILITIES:
Policy liabilities and accruals	$1,311.2	$252.4	$1,563.6	$(43.4)	$1,520.2
Policyholder deposit funds	1,160.1	1.4	1,161.5	—	1,161.5
Deferred income taxes	15.6	(15.6)	—	—	—
Payable to related parties	18.5	8.0	26.5	—	26.5
Other liabilities	73.0	(24.4)	48.6	—	48.6
Separate account liabilities	2,873.0	0.6	2,873.6	—	2,873.6
Total liabilities	5,451.4	222.4	5,673.8	(43.4)	5,630.4

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	1.0	9.0	10.0	(2.5)	7.5
Accumulated deficit	(172.7)	(156.7)	(329.4)	(42.4)	(371.8)
Total stockholder’s equity	633.0	(147.7)	485.3	(44.9)	440.4
Total liabilities and stockholder’s equity	$6,084.4	$74.7	$6,159.1	$(88.3)	$6,070.8
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Balance Sheet
($ in millions)	As of March 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
ASSETS:
Available-for-sale debt securities, at fair value	$1,782.9	$(24.6)	$1,758.3	$—	$1,758.3
Limited partnerships and other investments	3.6	(0.1)	3.5	—	3.5
Policy loans, at unpaid principal balances	58.3	—	58.3	—	58.3
Derivative instruments	83.1	(2.4)	80.7	—	80.7
Fair value investments	12.0	22.6	34.6	—	34.6
Total investments	1,939.9	(4.5)	1,935.4	—	1,935.4
Cash and cash equivalents	37.4	(18.2)	19.2	—	19.2
Accrued investment income	15.0	—	15.0	—	15.0
Receivables	384.9	28.1	413.0	—	413.0
Deferred policy acquisition costs	590.1	26.3	616.4	(96.1)	520.3
Deferred income taxes	—	24.9	24.9	(0.1)	24.8
Receivables from related parties	30.2	(4.8)	25.4	—	25.4
Other assets	53.3	32.9	86.2	(1.0)	85.2
Separate account assets	2,947.5	(1.3)	2,946.2	—	2,946.2
Total assets	$5,998.3	$83.4	$6,081.7	$(97.2)	$5,984.5

LIABILITIES:
Policy liabilities and accruals	$1,293.8	$256.5	$1,550.3	$(47.0)	$1,503.3
Policyholder deposit funds	977.3	(0.1)	977.2	—	977.2
Deferred income taxes	18.2	(18.2)	—	—	—
Payable to related parties	40.9	7.3	48.2	—	48.2
Other liabilities	96.7	(34.0)	62.7	—	62.7
Separate account liabilities	2,947.5	(1.3)	2,946.2	—	2,946.2
Total liabilities	5,374.4	210.2	5,584.6	(47.0)	5,537.6

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	(9.4)	18.4	9.0	(7.1)	1.9
Accumulated deficit	(171.4)	(145.2)	(316.6)	(43.1)	(359.7)
Total stockholder’s equity	623.9	(126.8)	497.1	(50.2)	446.9
Total liabilities and stockholder’s equity	$5,998.3	$83.4	$6,081.7	$(97.2)	$5,984.5
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended September 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Capital contributions from parent	—	—	—	—	—
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(12.5)	$7.4	$(5.1)	$(7.8)	$(12.9)
Adjustment for initial application of accounting changes	—	—	—	—	—
Other comprehensive income	14.1	(3.1)	11.0	2.4	13.4
Balance, end of period	$1.6	$4.3	$5.9	$(5.4)	$0.5

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(182.1)	$(133.8)	$(315.9)	$(47.4)	$(363.3)
Adjustment for initial application of accounting changes	—	—	—	—	—
Net income (loss)	21.0	(53.0)	(32.0)	13.4	(18.6)
Balance, end of period	$(161.1)	$(186.8)	$(347.9)	$(34.0)	$(381.9)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610.1	$(126.4)	$483.7	$(55.2)	$428.5
Change in stockholder’s equity	35.1	(56.1)	(21.0)	15.8	(5.2)
Balance, end of period	$645.2	$(182.5)	$462.7	$(39.4)	$423.3
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended June 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Capital contributions from parent	—	—	—	—	—
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(12.5)	$7.4	$(5.1)	$(7.8)	$(12.9)
Adjustment for initial application of accounting changes	—	—	—	—	—
Other comprehensive income	13.5	1.6	15.1	5.3	20.4
Balance, end of period	$1.0	$9.0	$10.0	$(2.5)	$7.5

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(182.1)	$(133.8)	$(315.9)	$(47.4)	$(363.3)
Adjustment for initial application of accounting changes	—	—	—	—	—
Net income (loss)	9.4	(22.9)	(13.5)	5.0	(8.5)
Balance, end of period	$(172.7)	$(156.7)	$(329.4)	$(42.4)	$(371.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610.1	$(126.4)	$483.7	$(55.2)	$428.5
Change in stockholder’s equity	22.9	(21.3)	1.6	10.3	11.9
Balance, end of period	$633.0	$(147.7)	$485.3	$(44.9)	$440.4
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended March 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Capital contributions from parent	—	—	—	—	—
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(12.5)	$7.4	$(5.1)	$(7.8)	$(12.9)
Adjustment for initial application of accounting changes	—	—	—	—	—
Other comprehensive income	3.1	11.0	14.1	0.7	14.8
Balance, end of period	$(9.4)	$18.4	$9.0	$(7.1)	$1.9

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(182.1)	$(133.8)	$(315.9)	$(47.4)	$(363.3)
Adjustment for initial application of accounting changes	—	—	—	—	—
Net income (loss)	10.7	(11.4)	(0.7)	4.3	3.6
Balance, end of period	$(171.4)	$(145.2)	$(316.6)	$(43.1)	$(359.7)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$610.1	$(126.4)	$483.7	$(55.2)	$428.5
Change in stockholder’s equity	13.8	(0.4)	13.4	5.0	18.4
Balance, end of period	$623.9	$(126.8)	$497.1	$(50.2)	$446.9
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended September 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$21.0	$(53.0)	$(32.0)	$13.4	$(18.6)
Net realized investment losses	12.7	(4.6)	8.1	—	8.1
Policy acquisition costs deferred	(3.2)	(69.2)	(72.4)	0.9	(71.5)
Amortization of policy acquisition costs	—	111.0	111.0	(20.7)	90.3
Interest credited	—	46.5	46.5	—	46.5
Equity in earnings of limited partnerships and other investments	—	(0.3)	(0.3)	—	(0.3)
Change in:
Accrued investment income	(7.9)	(1.7)	(9.6)	—	(9.6)
Deferred income taxes	(0.6)	(3.9)	(4.5)	(1.5)	(6.0)
Receivables	0.4	15.8	16.2	—	16.2
Policy liabilities and accruals	36.4	(155.8)	(119.4)	7.9	(111.5)
Due to/from affiliate	—	6.5	6.5	—	6.5
Other operating activities, net	(4.1)	(51.3)	(55.4)	—	(55.4)
Cash provided by (used for) operating activities	54.7	(160.0)	(105.3)	—	(105.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,008.2)	971.5	(1,036.7)	—	(1,036.7)
Derivative instruments	—	(23.0)	(23.0)	—	(23.0)
Fair value investments	—	(29.8)	(29.8)	—	(29.8)
Sales, repayments and maturities of:
Available-for-sale debt securities	1,345.7	(952.0)	393.7	—	393.7
Derivative instruments	—	50.3	50.3	—	50.3
Fair value investments	—	6.2	6.2	—	6.2
Contributions to limited partnerships	—	(0.9)	(0.9)	—	(0.9)
Distributions from limited partnerships	—	0.1	0.1	—	0.1
Policy loans, net	(4.7)	1.6	(3.1)	—	(3.1)
Other investing activities, net	—	(0.6)	(0.6)	—	(0.6)
Cash provided by (used for) investing activities	(667.2)	23.4	(643.8)	—	(643.8)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	697.7	185.9	883.6	—	883.6
Policyholder deposit fund withdrawals	(67.2)	(290.7)	(357.9)	—	(357.9)
Net transfers to/from separate accounts	—	242.9	242.9	—	242.9
Cash provided by (used for) financing activities	630.5	138.1	768.6	—	768.6
Change in cash and cash equivalents	18.0	1.5	19.5	—	19.5
Cash and cash equivalents, beginning of year	51.1	(17.0)	34.1	—	34.1
Cash and cash equivalents, end of year	$69.1	$(15.5)	$53.6	$—	$53.6

Non-Cash Transactions During the Year
Investment exchanges	$—	$12.0	$12.0	$—	$12.0
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended June 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$9.4	$(22.9)	$(13.5)	$5.0	$(8.5)
Net realized investment losses	6.7	(2.8)	3.9	—	3.9
Policy acquisition costs deferred	(67.6)	26.7	(40.9)	0.6	(40.3)
Amortization of deferred policy acquisition costs	68.0	8.7	76.7	(15.3)	61.4
Interest credited	—	31.1	31.1	—	31.1
Equity in earnings of limited partnerships and other investments	(0.1)	(0.1)	(0.2)	—	(0.2)
Change in:
Accrued investment income	(3.6)	(1.7)	(5.3)	—	(5.3)
Deferred income taxes	3.7	(8.9)	(5.2)	2.7	(2.5)
Receivables	(1.6)	17.1	15.5	—	15.5
Policy liabilities and accruals	32.6	(127.9)	(95.3)	7.0	(88.3)
Due to/from affiliate	—	6.1	6.1	—	6.1
Other operating activities, net	9.9	(42.7)	(32.8)	—	(32.8)
Cash provided by (used for) operating activities	57.4	(117.3)	(59.9)	—	(59.9)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(718.3)	32.1	(686.2)	—	(686.2)
Derivative instruments	(12.5)	(5.8)	(18.3)	—	(18.3)
Fair value investments	—	(28.7)	(28.7)	—	(28.7)
Other investments	(0.5)	0.5	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	313.4	(8.0)	305.4	—	305.4
Derivative instruments	18.5	19.3	37.8	—	37.8
Fair value investments	—	5.3	5.3	—	5.3
Other investments	—	—	—	—	—
Contributions to limited partnerships	—	(0.5)	(0.5)	—	(0.5)
Distributions from limited partnerships	—	—	—	—	—
Policy loans, net	(3.5)	1.0	(2.5)	—	(2.5)
Other investing activities, net	—	(0.6)	(0.6)	—	(0.6)
Cash provided by (used for) investing activities	(402.9)	14.6	(388.3)	—	(388.3)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	700.3	(162.6)	537.7	—	537.7
Policyholder deposit fund withdrawals	(342.3)	96.1	(246.2)	—	(246.2)
Net transfers to/from separate accounts	—	168.0	168.0	—	168.0
Cash provided by (used for) financing activities	358.0	101.5	459.5	—	459.5
Change in cash and cash equivalents	12.5	(1.2)	11.3	—	11.3
Cash and cash equivalents, beginning of year	51.1	(17.0)	34.1	—	34.1
Cash and cash equivalents, end of year	$63.6	$(18.2)	$45.4	$—	$45.4

Non-Cash Transactions During the Year
Investment exchanges	$—	$7.0	$7.0	$—	$7.0
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

18.      Supplemental Unaudited Quarterly Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended March 31, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$10.7	$(11.4)	$(0.7)	$4.3	$3.6
Net realized investment losses	4.5	(3.6)	0.9	—	0.9
Policy acquisition costs deferred	(36.4)	14.6	(21.8)	0.3	(21.5)
Amortization of deferred policy acquisition costs	39.1	4.0	43.1	(8.9)	34.2
Interest credited	—	14.7	14.7	—	14.7
Equity in earnings of limited partnerships and other investments	(0.1)	0.2	0.1	—	0.1
Change in:
Accrued investment income	(3.2)	(0.9)	(4.1)	—	(4.1)
Deferred income taxes	(0.5)	0.5	—	—	—
Receivables	(21.6)	14.9	(6.7)	—	(6.7)
Policy liabilities and accruals	14.5	(65.9)	(51.4)	4.3	(47.1)
Due to/from affiliate	—	12.7	12.7	—	12.7
Other operating activities, net	26.3	(44.3)	(18.0)	—	(18.0)
Cash provided by (used for) operating activities	33.3	(64.5)	(31.2)	—	(31.2)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(339.1)	18.0	(321.1)	—	(321.1)
Derivative instruments	(16.2)	3.8	(12.4)	—	(12.4)
Fair value investments	—	(20.4)	(20.4)	—	(20.4)
Other investments	(0.2)	0.2	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	111.5	2.4	113.9	—	113.9
Derivative instruments	15.6	7.3	22.9	—	22.9
Fair value investments	—	0.2	0.2	—	0.2
Other investments	—	—	—	—	—
Contributions to limited partnerships	—	(0.2)	(0.2)	—	(0.2)
Distributions from limited partnerships	—	—	—	—	—
Policy loans, net	(1.0)	0.5	(0.5)	—	(0.5)
Other investing activities, net	—	(0.6)	(0.6)	—	(0.6)
Cash provided by (used for) investing activities	(229.4)	11.2	(218.2)	—	(218.2)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	214.5	60.1	274.6	—	274.6
Policyholder deposit fund withdrawals	(32.1)	(93.2)	(125.3)	—	(125.3)
Net transfers to/from separate accounts	—	85.2	85.2	—	85.2
Cash provided by (used for) financing activities	182.4	52.1	234.5	—	234.5
Change in cash and cash equivalents	(13.7)	(1.2)	(14.9)	—	(14.9)
Cash and cash equivalents, beginning of year	51.1	(17.0)	34.1	—	34.1
Cash and cash equivalents, end of year	$37.4	$(18.2)	$19.2	$—	$19.2

Non-Cash Transactions During the Year
Investment exchanges	$—	$2.0	$2.0	$—	$2.0
———————
(1)
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

(2)
Adjustments related to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance, have been updated from those originally disclosed in the 2012 first quarter Form 10-Q filing to reflect the correction of errors identified related to the adoption of the amended guidance as well as indirect impact of the correction of errors associated with the restatement.

19.      Subsequent Events

Late Filings

On May 10, 2013, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our First Quarter 2013 Quarterly Report on Form 10-Q with the SEC.

On May 31, 2013, we filed a Current Report on Form 8-K with the SEC disclosing that we had received from the Connecticut Insurance Department, our domiciliary state insurance regulator, a 30-day extension for submission of our audited financial statements prepared in accordance with Statements of Statutory Accounting Principles (“Statutory”) for the year ended December 31, 2012 and the subsequent filing of management’s report on internal control over financial reporting for Phoenix Life. This May 31, 2013 Form 8-K disclosed that we intend to seek further extensions if required.

On June 28, 2013, we filed a Current Report on Form 8-K with the SEC disclosing that we determined that the completion of our  2012 audited Statutory financial statements is dependent on substantial completion of both the Company’s Restatement and the Phoenix  U.S. GAAP restatement, the evaluation of internal control over financial reporting and the related audit processes, none of which was expected to be completed by the date upon which the Company’s then-current extension for filing the audited Statutory financial statements with our domiciliary state insurance regulator was due to expire.

On August 9, 2013, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our second quarter 2013 Quarterly Report on Form 10-Q with the SEC.

On November 8, 2013, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Third Quarter 2013 Quarterly Report on Form 10-Q with the SEC.

On February 28, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our 2013 Annual Report on Form 10-K with the SEC.

Rating Agency Actions

On January 16, 2013, Standard & Poor’s Ratings Services affirmed our “BB-” financial strength ratings for the Company. They also removed the rating from CreditWatch Negative and changed their outlook to stable.

On March 8, 2013, Standard & Poor’s Rating Services placed our “BB-” financial strength ratings for the Company on CreditWatch with negative implications.

On March 20, 2013, Moody’s Investors Service maintained their review for downgrade for our “Ba2” financial strength ratings for the Company.

On April 9, 2013, A.M. Best Co. maintained the Company’s rating and kept it under review with negative implications.

On May 22, 2013, Standard & Poor’s Rating Services affirmed our “BB-” financial strength rating for the Company. They removed the rating from CreditWatch with negative implications and assigned it a negative outlook.

On January 14, 2014, Moody’s Investor Services withdrew the Ba2 financial strength rating of the Company.

Capital Contribution

On December 30, 2013, Phoenix purchased a $30.0 million surplus note from the Company and made a $45.0 million capital contribution to further benefit the Company. The capital provided by Phoenix to the Company was intended to partially offset an anticipated net statutory reserve increase in the fourth quarter of 2013 as a result of the Company’s statutory asset adequacy analysis and to maintain adequate statutory capital.

19.      Subsequent Events (continued)

SEC Cease-and-Desist Order

On February 12, 2014, PNX and the Company submitted an Offer of Settlement with the SEC pursuant to which PNX and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PNX was required by the Order to file its 2012 Annual Report on Form 10-K with the SEC by March 31, 2014.  PNX filed its 2012 Annual Report on Form 10-K before the opening of the market on April 1, 2014. Further, pursuant to the Order, PNX was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the "PNX Third Quarter 2012 Form 10-Q) with the SEC on or before April 15, 2014 and the Company was required to file this 2012 Form 10-K with the SEC on or before April 15, 2014. The PNX Third Quarter 2012 Form 10-Q was filed with the SEC on April 23, 2014. In addition, PNX and the Company agreed to perform certain undertakings, including for the Company to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 no later than April 30, 2014 and for PNX and the Company to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, PNX and  the Company would file their respective 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. PNX intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. The Company intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, PNX and the Company each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

On April 15, 2014, the Company filed a Current Report on Form 8-K with the SEC reporting PNX’s announcement of its expectation to file PNX’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 with the SEC on or before April 25, 2014. PNX also announced the Company’s expectation to file the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC on or before April 25, 2014.