Form 10-Q
period 2012-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2014-04-30
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of April 29, 2014, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Quarterly Report on Form 10-Q with the reduced disclosure format permitted by General Instruction H(1)(a) and (b) of Form 10-Q.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended September 30, 2012 (this “Form 10-Q”) is being filed by PHL Variable Insurance Company (“we,” “our,” “us,” the “Company,” or “PHL Variable”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2014 (the “2012 Form 10-K”) to meet the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2012 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2012, 2011 and 2010 and interim audited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC. The information contained in this Form 10-Q serves to update the financial statements of the Company for the year ended December 31, 2011 contained in the 2012 Form 10-K but does not serve to update the financial statements of the Company for the year ended December 31, 2012 contained in the 2012 Form 10-K.

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

The 2012 Form 10-K restates and corrects the following financial statements of the Company (the “Restatement”): (i) the audited balance sheet as of December 31, 2011 and statements of comprehensive income, changes in stockholder’s equity and cash flows for each of the years ended December 31, 2011 and 2010; and (ii) the unaudited statements of comprehensive income, unaudited balance sheets, unaudited statements of cash flow and unaudited statements of changes in stockholder’s equity for the quarterly periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011.

In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services – Insurance (ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”) and correction of accounting errors related to the adoption as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In October 2010, the FASB issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. This guidance was retrospectively adopted by the Company on January 1, 2012 and such retrospective adoption resulted in amendments to previously reported balances in all applicable reporting periods as if the guidance was applied at the inception of all policies in force. As a result of the Restatement, the effects of retrospective adoption also reflect the impact of the adoption after consideration of correcting the errors that were corrected by the Restatement and errors in the initial adoption of ASC 944 reported in the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

The interim unaudited financial statements for the three and nine month periods ended September 30, 2011 contained herein are presented on a restated and amended basis, consistent with the restated and amended financial statements for the year ended December 31, 2011 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such interim unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance.

For more information on the matters that have led to the Restatement and data previously reported, see Note 2 “Restatement and Amendment of Previously Reported Financial Information” to our financial statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Unaudited Balance Sheets
($ in millions)
September 30, 2012 and December 31, 2011

	Sept 30,	Dec 31,
	2012	2011
		As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $2,802.5 and $2,460.9)	$2,966.2	$2,512.1
Limited partnerships and other investments	6.3	4.7
Policy loans, at unpaid principal balances	60.5	62.5
Derivative investments	185.8	103.8
Fair value investments	44.1	41.8
Total investments	3,262.9	2,724.9
Cash and cash equivalents	117.2	49.5
Accrued investment income	25.9	18.6
Receivables	451.3	413.6
Deferred policy acquisition costs	434.6	489.1
Deferred income taxes, net	18.7	29.4
Receivable from related parties	23.4	4.8
Other assets	145.4	108.6
Separate account assets	2,110.7	2,546.8
Total assets	$6,590.1	$6,385.3

LIABILITIES:
Policy liabilities and accruals	$1,813.7	$1,601.3
Policyholder deposit funds	2,217.7	1,724.4
Payable to related parties	13.8	30.0
Other liabilities	143.8	58.8
Separate account liabilities	2,110.7	2,546.8
Total liabilities	6,299.7	5,961.3

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	802.2	802.2
Accumulated other comprehensive income	4.2	2.6
Accumulated deficit	(518.5)	(383.3)
Total stockholder’s equity	290.4	424.0
Total liabilities and stockholder’s equity	$6,590.1	$6,385.3

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Interim Statements of Comprehensive Income
($ in millions)
Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended
REVENUES:
Premiums	$0.8	$1.1	$3.2	$1.4
Insurance and investment product fees	92.3	96.9	280.5	299.8
Net investment income	33.3	25.0	96.5	70.7
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.7)	(4.7)	(4.4)	(7.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.3)	3.7	1.8	4.7
Net OTTI losses recognized in earnings	(1.0)	(1.0)	(2.6)	(2.3)
Net realized investment gains (losses), excluding OTTI losses	4.8	(3.2)	(10.1)	(5.8)
Net realized investment gains (losses)	3.8	(4.2)	(12.7)	(8.1)
Total revenues	130.2	118.8	367.5	363.8

BENEFITS AND EXPENSES:
Policy benefits	157.4	93.9	310.8	239.2
Policy acquisition cost amortization	24.3	28.9	92.6	90.3
Other operating expenses	24.8	24.1	75.7	69.7
Total benefits and expenses	206.5	146.9	479.1	399.2
Loss before income taxes	(76.3)	(28.1)	(111.6)	(35.4)
Income tax expense (benefit)	4.3	(18.0)	23.6	(16.8)
Net loss	$(80.6)	$(10.1)	$(135.2)	$(18.6)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(80.6)	$(10.1)	$(135.2)	$(18.6)
Other comprehensive income (loss), before income taxes:
Net unrealized investment gains (losses), before income taxes	0.3	(5.4)	14.6	21.5
Non-credit portion of OTTI losses recognized in OCI, before income taxes	1.7	(3.7)	4.1	(3.9)
Other comprehensive income (loss), before income taxes	2.0	(9.1)	18.7	17.6
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	6.5	(0.8)	15.7	5.6
Non-credit portion of OTTI losses recognized in OCI	0.6	(1.3)	1.4	(1.4)
Total income tax expense (benefit)	7.1	(2.1)	17.1	4.2
Other comprehensive income (loss), net of income taxes	(5.1)	(7.0)	1.6	13.4
Comprehensive income (loss)	$(85.7)	$(17.1)	$(133.6)	$(5.2)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Interim Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
		As restated and amended
OPERATING ACTIVITIES:
Net loss	$(135.2)	$(18.6)
Net realized investment losses	12.7	8.1
Policy acquisition costs deferred	(63.7)	(71.5)
Amortization of policy acquisition costs deferred	92.6	90.3
Interest credited	49.7	46.5
Equity in earnings of limited partnerships and other investments	(0.1)	(0.3)
Change in:
Accrued investment income	(10.6)	(9.6)
Deferred income taxes, net	(6.4)	(6.0)
Receivables	(37.7)	16.2
Policy liabilities and accruals	(36.9)	(111.5)
Due to/from affiliate	(22.9)	6.5
Other operating activities, net	(4.5)	(55.4)
Cash used for operating activities	(163.0)	(105.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(915.7)	(1,036.7)
Derivative instruments	(93.3)	(23.0)
Fair value investments	(2.9)	(29.8)
Sales, repayments and maturities of:
Available-for-sale debt securities	592.9	393.7
Derivative instruments	16.2	50.3
Fair value investments	4.2	6.2
Contributions to limited partnerships	(1.6)	(0.9)
Distributions from limited partnerships	0.3	0.1
Policy loans, net	3.7	(3.1)
Other investing activities, net	(1.0)	(0.6)
Cash used for investing activities	(397.2)	(643.8)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	812.3	883.6
Policyholder deposit fund withdrawals	(381.7)	(357.9)
Net transfers to/from separate accounts	197.3	242.9
Cash provided by financing activities	627.9	768.6
Change in cash and cash equivalents	67.7	19.5
Cash and cash equivalents, beginning of year	49.5	34.1
Cash and cash equivalents, end of year	$117.2	$53.6

Non-Cash Transactions During the Year
Investment exchanges	$25.6	$12.0

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Interim Statements of Changes in Stockholder’s Equity
($ in millions)
Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
	2012	2011
		As restated and amended(1)
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$802.2
Capital contributions from parent	—	—
Balance, end of period	$802.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$2.6	$(12.9)
Other comprehensive income	1.6	13.4
Balance, end of period	$4.2	$0.5

ACCUMULATED DEFICIT:
Balance, beginning of period	$(383.3)	$(363.3)
Net loss	(135.2)	(18.6)
Balance, end of period	$(518.5)	$(381.9)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$424.0	$428.5
Change in stockholder’s equity	(133.6)	(5.2)
Balance, end of period	$290.4	$423.3

(1)
Amounts reflect the cumulative impact of the retrospective adoption of amended guidance to ASC 944, Financial Services Insurance (ASU 2010-26), as detailed more fully within Footnote 2 to these financial statements.

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Unaudited Interim Financial Statements
Three and Nine Months Ended September 30, 2012 and 2011

1.      Organization and Operation

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

2.      Restatement and Amendment of Previously Reported Financial Information

These interim financial statements should be read in conjunction with the restated and amended financial statements for the year ended December 31, 2011 contained in the Company’s 2012 Annual Report on Form 10-K (the “2012 Form 10-K”), which was filed April 25, 2014. As previously presented in the 2012 Form 10-K, during the preparation of the Company’s Form 10-Q for the period ended June 30, 2012, a related party reinsurance error was identified, followed by the identification of certain other errors within the statement of cash flows for the nine months ended September 30, 2012, as well as for previously reported periods. Following the identification of these errors, management initiated a comprehensive internal review of the Company’s historical financial information and identified additional errors. As part of its internal review, the Company evaluated the financial reporting process and the resulting financial statements as well as the appropriateness of prior accounting and reporting decisions in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a result, the Company has restated and amended its financial statements as of and for the three and nine months ended September 30, 2011 to: (i) adjust for impact of these errors; (ii) record previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period; and (iii) amend the financial statements for the impact of the retrospective adoption of amended accounting guidance discussed more fully in the “Revision for the Retrospective Adoption of Amended Accounting Guidance” section below.

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

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

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

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – December 31, 2011 Balance Sheet Impacts (1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors (2)

ASSETS:
Available-for-sale debt securities, at fair value	$—	$—	$—	$—	$—	$—
Limited partnerships and other investments	—	—	—	—	—	—
Policy loans, at unpaid principal balances	—	—	—	—	—	—
Derivative investments	—	—	—	—	—	—
Fair value investments	—	—	—	—	—	—
Total investments	—	—	—	—	—	—
Cash and cash equivalents	—	—	—	—	—	—
Accrued investment income	—	—	—	—	—	—
Receivables	1.1	—	—	—	1.9	3.0
Deferred policy acquisition costs	70.9	(13.4)	(1.4)	(3.4)	(2.6)	50.1
Deferred income taxes, net	—	—	—	—	—	—
Receivables from related parties	—	—	—	—	—	—
Other assets	—	—	39.6	—	4.7	44.3
Separate account assets	—	—	—	—	—	—
Total assets	$72.0	$(13.4)	$38.2	$(3.4)	$4.0	$97.4

LIABILITIES:
Policy liabilities and accruals	$195.1	$(13.6)	$10.3	$—	$11.3	$203.1
Deferred income tax, net	—	—	—	—	—	—
Policyholder deposit funds	—	—	—	0.8	2.4	3.2
Deferred income tax, net
Payable to related parties	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	—
Separate account liabilities	—	—	—	—	—	—
Total liabilities	195.1	(13.6)	10.3	0.8	13.7	206.3

STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—
Accumulated other comprehensive loss	4.5	(19.8)	—	—	—	(15.3)
Accumulated deficit	(77.8)	—	(0.8)	(4.1)	(12.2)	(94.9)
Treasury stock	—	—	—	—	—	—
Total stockholder’s equity (3)	(73.3)	(19.8)	(0.8)	(4.1)	(12.2)	(110.2)
Total stockholder’s equity - cumulative impact (4)	(49.8)	20.0	28.7	(0.1)	2.5	1.3
Total stockholder’s equity - impact	(123.1)	0.2	27.9	(4.2)	(9.7)	(108.9)
Total liabilities and stockholder’s equity	$72.0	$(13.4)	$38.2	$(3.4)	$4.0	$97.4
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.
(3)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented within the 2012 Form 10-K.
(4)	Amounts represent cumulative impact of restatement changes to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Three months ended September 30, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors (2)

REVENUES:
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	(2.4)	—	—	—	(0.6)	(3.0)
Net investment income	—	—	—	—	(0.5)	(0.5)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	—	8.0	8.0
Net realized investment gains (losses)	—	—	—	—	8.0	8.0
Total revenues	(2.4)	—	—	—	6.9	4.5

BENEFITS AND EXPENSES:
Policy benefits	32.5	—	0.8	4.0	7.2	44.5
Policy acquisition cost amortization	(18.6)	—	—	1.5	(0.8)	(17.9)
Other operating expenses	—	—	—	—	3.7	3.7
Total benefits and expenses	13.9	—	0.8	5.5	10.1	30.3
Income (loss) from before income taxes	(16.3)	—	(0.8)	(5.5)	(3.2)	(25.8)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(16.3)	$—	$(0.8)	$(5.5)	$(3.2)	$(25.8)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(16.3)	$—	$(0.8)	$(5.5)	$(3.2)	$(25.8)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	0.1	(20.8)	—	—	—	(20.7)
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	0.1	(20.8)	—	—	—	(20.7)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—
Other comprehensive income, net of tax	0.1	(20.8)	—	—	—	(20.7)
Comprehensive income (loss)	$(16.2)	$(20.8)	$(0.8)	$(5.5)	$(3.2)	$(46.5)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Nine months ended September 30, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors (2)

REVENUES:
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	(1.9)	—	—	—	(1.4)	(3.3)
Net investment income	—	—	—	—	(0.5)	(0.5)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	—	10.9	10.9
Net realized investment gains (losses)	—	—	—	—	10.9	10.9
Total revenues	(1.9)	—	—	—	9.0	7.1

BENEFITS AND EXPENSES:
Policy benefits	43.6	—	2.5	4.0	9.4	59.5
Policy acquisition cost amortization	(7.9)	—	—	2.1	(8.4)	(14.2)
Other operating expenses	—	—	—	—	10.5	10.5
Total benefits and expenses	35.7	—	2.5	6.1	11.5	55.8
Income (loss) from before income taxes	(37.6)	—	(2.5)	(6.1)	(2.5)	(48.7)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(37.6)	$—	$(2.5)	$(6.1)	$(2.5)	$(48.7)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(37.6)	$—	$(2.5)	$(6.1)	$(2.5)	$(48.7)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	(0.4)	(14.2)	—	—	—	(14.6)
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—	—	—
Other comprehensive income (loss) before income taxes	(0.4)	(14.2)	—	—	—	(14.6)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses)	—	—	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	—	—
Other comprehensive income, net of tax	(0.4)	(14.2)	—	—	—	(14.6)
Comprehensive income (loss)	$(38.0)	$(14.2)	$(2.5)	$(6.1)	$(2.5)	$(63.3)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Investments

The Company determined that there were errors related to investment valuation and the accounting treatment for these investments which are specifically identified errors in the following sub-categories as detailed below.

●
Available-for-Sale Securities – The Company did not have an adequate process over: (1) the valuation and recording of private placement debt, private equity securities, and certain publicly traded securities; and (2) utilizing an appropriate model for identifying impairments related to these securities. The errors identified were related to: (i) inaccurate inputs used in the valuation models; (ii) and inappropriate valuation methodologies used to value certain instruments; and (iii) ineffective review of internally developed (matrix or manual) prices. The Company also failed to maintain an adequate process over the leveling and disclosure of fair value measurements. In the course of correcting these valuation errors, the Company also reassessed the presentation of the fair value hierarchy as disclosed within “Note 10: Fair Value of Financial Instruments.” This resulted in the determination in the leveling classification of $1,296.7 million of securities to Level 3 in the fair value hierarchy. The classification in Level 3 had no impact on the fair value of these securities.

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

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – December 31, 2011 Balance Sheet Impacts (1)
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors (2)
ASSETS:
Available-for-sale debt securities, at fair value	$0.9	$—	$(35.1)	$(34.2)
Limited partnerships and other investments	—	—	—	—
Policy loans, at unpaid principal balances	—	—	—	—
Derivative investments	—	(9.4)	—	(9.4)
Fair value investments	(0.5)	—	35.1	34.6
Total investments	0.4	(9.4)	—	(9.0)
Cash and cash equivalents	—	—	—	—
Accrued investment income	—	—	—	—
Receivables	—	—	—	—
Deferred policy acquisition costs	—	(13.1)	—	(13.1)
Deferred income taxes, net	—	—	—	—
Receivables from related parties	—	—	—	—
Other assets	—	—	—	—
Separate account assets	—	—	—	—
Total assets	$0.4	$(22.5)	$—	$(22.1)

LIABILITIES:
Policy liabilities and accruals	$—	$—	$—	$—
Deferred income taxes, net	—	—	—	—
Policyholder deposit funds	—	—	—	—
Deferred income tax, net	—	—	—	—
Payable to related parties	—	—	—	—
Other liabilities	—	—	—	—
Separate account liabilities	—	—	—	—
Total liabilities	—	—	—	—
STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—
Additional paid-in capital	—	—	—	—
Accumulated other comprehensive loss	14.4	—	(0.4)	14.0
Accumulated deficit	0.9	(8.0)	1.1	(6.0)
Treasury stock	—	—	—	—
Total stockholder’s equity (3)	15.3	(8.0)	0.7	8.0
Total stockholder’s equity - cumulative impact (4)	(14.9)	(14.5)	(0.7)	(30.1)
Total stockholder’s equity - impact	0.4	(22.5)	—	(22.1)
Total liabilities and stockholder’s equity	$0.4	$(22.5)	$—	$(22.1)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Investments Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.
(3)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented within the 2012 Form 10-K.
(4)	Amounts represent cumulative impact of restatement changes made to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – Three months ended September 30, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors (2)
REVENUES:
Premiums	$—	$—	$—	$—
Insurance and investment product fees	—	—	—	—
Net investment income	—	—	(0.1)	(0.1)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI	—	(5.8)	(0.4)	(6.2)
Net realized investment gains (losses)	—	(5.8)	(0.4)	(6.2)
Total revenues	—	(5.8)	(0.5)	(6.3)

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	(0.4)	—	(0.4)
Other operating expenses	—	—	—	—
Total benefits and expenses	—	(0.4)	—	(0.4)
Income (loss) from before income taxes	—	(5.4)	(0.5)	(5.9)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$—	$(5.4)	$(0.5)	$(5.9)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$—	$(5.4)	$(0.5)	$(5.9)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	—	—	0.5	0.5
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—
Other comprehensive income (loss) before income taxes	—	—	0.5	0.5
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—
Total income tax expense (benefit)	—	—	—	—
Other comprehensive income, net of tax	—	—	0.5	0.5
Comprehensive income (loss)	$—	$(5.4)	$—	$(5.4)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Investments Errors – Nine months ended September 30, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors (2)
REVENUES:
Premiums	$—	$—	$—	$—
Insurance and investment product fees	—	—	—	—
Net investment income	0.2	—	(0.2)	—
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—
Portion of OTTI losses recognized in OCI	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI	—	(5.6)	(0.7)	(6.3)
Net realized investment gains (losses)	—	(5.6)	(0.7)	(6.3)
Total revenues	0.2	(5.6)	(0.9)	(6.3)

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	(0.4)	—	(0.4)
Other operating expenses	—	—	—	—
Total benefits and expenses	—	(0.4)	—	(0.4)
Income (loss) from before income taxes	0.2	(5.2)	(0.9)	(5.9)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$0.2	$(5.2)	$(0.9)	$(5.9)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$0.2	$(5.2)	$(0.9)	$(5.9)
Other comprehensive income (loss) before income taxes:
Net unrealized investment gains before income taxes	5.4	—	0.9	6.3
Non-credit portion of OTTI losses recognized in OCI before income taxes	—	—	—	—
Other comprehensive income (loss) before income taxes	5.4	—	0.9	6.3
Less: Income tax expense (benefit) related to:
Net unrealized investment gains	—	—	—	—
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—
Total income tax expense (benefit)	—	—	—	—
Other comprehensive income, net of tax	5.4	—	0.9	6.3
Comprehensive income (loss)	$5.6	$(5.2)	$—	$0.4
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Reinsurance Accounting

In 2008 and in 2009, the Company entered into complex reinsurance agreements with one of its third-party reinsurers which resulted in net costs incurred to the Company. Rather than appropriately deferring and amortizing these costs over the life of the underlying business, the Company had previously recognized these costs immediately in net income. In addition, in 2008, the Company separately entered into a related party reinsurance arrangement with its parent company, Phoenix Life, a wholly owned subsidiary of PNX, where the Company inappropriately recorded the ceded reinsurance balances as an offset to the reinsurance recoverable rather than to the appropriate financial statement line item within the statements of income and comprehensive income. For additional information on the related party reinsurance arrangement, refer to “Note 4: Reinsurance.”  The impact of the correction of these errors on the financial statements is presented in the “Summary of Correction of Errors” table within this Note below.

Upon review of the reinsurance transactions, the Company also determined that loss recognition was appropriate for a portion of the underlying block of business both prior to and subsequent to entering into the reinsurance agreements. The impact of the loss recognition prior to the reinsurance then indirectly impacted the amount of costs deferred at day one. The impact of the loss recognition error on those costs deferred resulted in a reduction of approximately $38.6 million and is reflected within the “Summary of Correction of Actuarial Finance Errors” table above. The impact of the reinsurance component of this error on the financial statements is presented in the “Summary of Correction of Errors” table within this Note below.

In addition, certain errors were identified related to the Company’s net presentation of direct and ceded reinsurance liabilities on the balance sheets. As a result, ceded policy liabilities were reclassified from policy liabilities and accruals to receivables within the balance sheets to correct the error and reflect the proper gross presentation required under U.S. GAAP. See “Changes in Classifications” below for additional information.

Cash Flows and Changes in Classifications

●
Statement of Cash Flows – The Company identified errors within its previously issued statement of cash flows which primarily consisted of: (i) the incorrect classification of deposits and withdrawals of universal life products as cash flows used for operating activities; (ii) the incorrect classification of capitalized interest on policy loans as an investing activity; (iii) certain other classification errors within cash flows from investing activities primarily related to investment purchases and sales; and (iv) the net impact of all other errors previously and separately described within this Note. The impact of the correction of these errors is summarized below and included in detail within the restated and amended statement of cash flows within this Note.

Increase (decrease)	For the period ended
($ in millions)	September 30,
2011
Statement of Cash Flows
Cash provided by (used for) operating activities	$(160.0)
Cash provided by (used for) investing activities	23.4
Cash provided by (used for) financing activities	138.1

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

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – December 31, 2011 Balance Sheet Impacts (1)

			Reinsurance Accounting		Changes in Classification
($ in millions)	Total Actuarial Finance (2)	Total Investments(3)	Third-party reinsurance	Related party reinsurance
					Cash and Suspense	Reinsurance	Sales Inducement	Other Restatement Adjustments
									Total Correction of Errors (4)

ASSETS:
Available-for-sale debt securities, at fair value	$—	$(34.2)	$—	$—	$—	$—	$—	$(0.1)	$(34.3)
Limited partnerships and other investments	—	—	—	—	—	—	—	(0.3)	(0.3)
Policy loans, at unpaid principal balances	—	—	—	—	—	—	—	—	—
Derivative investments	—	(9.4)	—	—	—	—	—	—	(9.4)
Fair value investments	—	34.6	—	—	—	—	—	(0.1)	34.5
Total investments	—	(9.0)	—	—	—	—	—	(0.5)	(9.5)
Cash and cash equivalents	—	—	—	—	(18.0)	—	—	—	(18.0)
Accrued investment income	—	—	—	—	—	—	—	—	—
Receivables	3.0	—	—	(40.9)	9.2	58.1	—	1.8	31.2
Deferred policy acquisition costs	50.1	(13.1)	—	(3.6)	—	—	(42.3)	(0.1)	(9.0)
Deferred income taxes, net	—	—	—	—	—	—	—	29.4	29.4
Receivables from related parties	—	—	—	—	—	—	—	—	—
Other assets	44.3	—	(38.6)	—	9.1	—	42.3	—	57.1
Separate account assets	—	—	—	—	—	—	—	(0.2)	(0.2)
Total assets	$97.4	$(22.1)	$(38.6)	$(44.5)	$0.3	$58.1	$—	$30.4	$81.0
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors" from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

(Continued from previous page)	Summary of Correction of Errors – December 31, 2011 Balance Sheet Impacts (1)

			Reinsurance Accounting		Changes in Classification
Increase (decrease)	Total Actuarial Finance(2)	Total Investments(3)	Third-party reinsurance	Related party reinsurance
($ in millions)					Cash and Suspense	Reinsurance	Sales Inducement	Other Restatement Adjustments	Total Correction of Errors (4)

LIABILITIES:
Policy liabilities and accruals	$203.1	$—	$—	$37.8	$—	$58.1	$—	$1.8	$300.8
Policyholder deposit funds	3.2	—	—	—	—	—	—	—	3.2
Deferred income taxes, net	—	—	—	—	—	—	—	(6.8)	(6.8)
Payable to related parties	—	—	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	0.3	—	—	(30.6)	(30.3)
Separate account liabilities	—	—	—	—	—	—	—	(0.2)	(0.2)
Total liabilities	206.3	—	—	37.8	0.3	58.1	—	(35.8)	266.7

STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	(15.3)	14.0	—	—	—	—	—	—	(1.3)
Accumulated deficit	(94.9)	(6.0)	3.0	(40.6)	—	—	—	12.4	(126.1)
Treasury stock	—	—	—	—	—	—	—	—	—
Total stockholder’s equity – periods presented (5)	(110.2)	8.0	3.0	(40.6)	—	—	—	12.4	(127.4)
Total stockholder’s equity – cumulative impact (6)	1.3	(30.1)	(41.6)	(41.7)	—	—	—	53.8	(58.3)
Total stockholder’s equity –impact	(108.9)	(22.1)	(38.6)	(82.3)	—	—	—	66.2	(185.7)
Total liabilities and stockholder’s equity	$97.4	$(22.1)	$(38.6)	$(44.5)	$0.3	$58.1	$—	$30.4	$81.0
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors” from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	Amounts represent restatement changes made to the 2011 and 2010 periods as presented within the 2012 Form 10-K.
(6)	Amounts represent cumulative impact of restatement changes made to periods prior to 2010.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – Three months ended September 30, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance (2)	Total Investments (3)	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors (4)
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	(3.0)	—	—	1.8	0.1	(1.1)
Net investment income	(0.5)	(0.1)	—	—	(0.1)	(0.7)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	(0.2)	(0.2)
Portion of OTTI losses recognized in OCI	—	—	—	—	(0.2)	(0.2)
Net OTTI losses recognized in earnings	—	—	—	—	(0.4)	(0.4)
Net realized investment gains (losses), excluding OTTI losses	8.0	(6.2)	—	—	0.4	2.2
Net realized investment gains (losses)	8.0	(6.2)	—	—	—	1.8
Total revenues	4.5	(6.3)	—	1.8	—	—

BENEFITS AND EXPENSES
Policy benefits	44.5	—	(1.0)	(12.3)	—	31.2
Policy acquisition cost amortization	(17.9)	(0.4)	—	13.0	(0.2)	(5.5)
Other operating expenses	3.7	—	—	—	0.7	4.4
Total benefits and expenses	30.3	(0.4)	(1.0)	0.7	0.5	30.1
Income (loss) before income taxes	(25.8)	(5.9)	1.0	1.1	(0.5)	(30.1)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(25.8)	$(5.9)	$1.0	$1.1	$(0.5)	$(30.1)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(25.8)	$(5.9)	$1.0	$1.1	$(0.5)	$(30.1)
Other comprehensive income (loss) before income taxes (5):
Net unrealized investment gains before income taxes (5)	(20.7)	0.5	—	—	0.1	(20.1)
Non-credit portion of OTTI losses recognized in OCI before income taxes (5)	—	—	—	—	0.1	0.1
Other comprehensive income (loss) before income taxes	(20.7)	0.5	—	—	0.2	(20.0)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses) (5)	—	—	—	—	(15.3)	(15.3)
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Total income tax expense (benefit)	—	—	—	—	(15.3)	(15.3)
Other comprehensive income, net of tax	(20.7)	0.5	—	—	15.5	(4.7)
Comprehensive income (loss)	$(46.5)	$(5.4)	$1.0	$1.1	$15.0	$(34.8)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors” from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

Increase (decrease)	Summary of Correction of Errors – Nine months ended September 30, 2011 Income Statement and Comprehensive Income Impacts (1)
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance (2)	Total Investments (3)	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors (4)
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	(3.3)	—	—	1.4	—	(1.9)
Net investment income	(0.5)	—	—	—	(0.1)	(0.6)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	(0.8)	(0.8)
Portion of OTTI losses recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	(0.8)	(0.8)
Net realized investment gains (losses), excluding OTTI losses	10.9	(6.3)	—	—	0.8	5.4
Net realized investment gains (losses)	10.9	(6.3)	—	—	—	4.6
Total revenues	7.1	(6.3)	—	1.4	(0.1)	2.1

BENEFITS AND EXPENSES
Policy benefits	59.5	—	(4.1)	(10.2)	(0.1)	45.1
Policy acquisition cost amortization	(14.2)	(0.4)	—	17.9	(0.1)	3.2
Other operating expenses	10.5	—	—	—	2.5	13.0
Total benefits and expenses	55.8	(0.4)	(4.1)	7.7	2.3	61.3
Income (loss) before income taxes	(48.7)	(5.9)	4.1	(6.3)	(2.4)	(59.2)
Income tax expense (benefit)	—	—	—	—	(6.2)	(6.2)
Net income (loss)	$(48.7)	$(5.9)	$4.1	$(6.3)	$3.8	$(53.0)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(48.7)	$(5.9)	$4.1	$(6.3)	$3.8	$(53.0)
Other comprehensive income (loss) before income taxes (5):
Net unrealized investment gains before income taxes (5)	(14.6)	6.3	—	—	0.5	(7.8)
Non-credit portion of OTTI losses recognized in OCI before income taxes (5)	—	—	—	—	(0.2)	(0.2)
Other comprehensive income (loss) before income taxes	(14.6)	6.3	—	—	0.3	(8.0)
Less: Income tax expense (benefit) related to:
Net unrealized investment gains (losses) (5)	—	—	—	—	(4.7)	(4.7)
Non-credit portion of OTTI losses recognized in OCI	—	—	—	—	(0.2)	(0.2)
Total income tax expense (benefit)	—	—	—	—	(4.9)	(4.9)
Other comprehensive income, net of tax	(14.6)	6.3	—	—	5.2	(3.1)
Comprehensive income (loss)	$(63.3)	$0.4	$4.1	$(6.3)	$9.0	$(56.1)
———————
(1)	All amounts are shown before income taxes, unless otherwise noted.
(2)	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.
(3)	Represents “Summary of Correction of Investments Errors” from the previous pages of this Note.
(4)	Amounts represent total correction of errors which is also presented in the “Statement of Comprehensive Income” reflected in the tables on the following pages.
(5)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Balance Sheet
($ in millions)	As of December 31, 2011
	As previously reported	Correction of errors (1)	Adjusted prior to the Retrospective Adoption	Retrospective Adoption (2)	As restated and amended
ASSETS:
Available-for-sale debt securities, at fair value	$2,546.4	$(34.3)	$2,512.1	$—	$2,512.1
Limited partnerships and other investments	5.0	(0.3)	4.7	—	4.7
Policy loans, at unpaid principal balances	62.5	—	62.5	—	62.5
Derivative investments	113.2	(9.4)	103.8	—	103.8
Fair value investments	7.3	34.5	41.8	—	41.8
Total investments	2,734.4	(9.5)	2,724.9	—	2,724.9
Cash and cash equivalents	67.5	(18.0)	49.5	—	49.5
Accrued investment income	18.6	—	18.6	—	18.6
Receivables	382.4	31.2	413.6	—	413.6
Deferred policy acquisition costs	576.6	(9.0)	567.6	(78.5)	489.1
Deferred income taxes, net	—	29.4	29.4	—	29.4
Receivables from related parties	4.8	—	4.8	—	4.8
Other assets	52.5	57.1	109.6	(1.0)	108.6
Separate account assets	2,547.0	(0.2)	2,546.8	—	2,546.8
Total assets	$6,383.8	$81.0	$6,464.8	$(79.5)	$6,385.3

LIABILITIES:
Policy liabilities and accruals (3)	$1,343.9	$300.8	$1,644.7	$(43.4)	$1,601.3
Policyholder deposit funds	1,721.2	3.2	1,724.4	—	1,724.4
Deferred income taxes	6.8	(6.8)	—	—	—
Payable to related parties	30.0	—	30.0	—	30.0
Other liabilities	89.1	(30.3)	58.8	—	58.8
Separate account liabilities	2,547.0	(0.2)	2,546.8	—	2,546.8
Total liabilities	5,738.0	266.7	6,004.7	(43.4)	5,961.3

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	2.5	—	2.5
Additional paid-in capital	802.2	—	802.2	—	802.2
Accumulated other comprehensive loss	6.2	0.2	6.4	(3.8)	2.6
Accumulated deficit	(165.1)	(185.9)	(351.0)	(32.3)	(383.3)
Total stockholder’s equity	645.8	(185.7)	460.1	(36.1)	424.0
Total liabilities and stockholder’s equity	$6,383.8	$81.0	$6,464.8	$(79.5)	$6,385.3
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
Other comprehensive income (loss) before income tax (3):
Net unrealized investment gains before income tax	13.4	(20.1)	(6.7)	1.3	(5.4)
Non-credit portion of OTTI losses recognized in OCI before income tax	(3.8)	0.1	(3.7)	—	(3.7)
Other comprehensive income (loss) before income taxes	9.6	(20.0)	(10.4)	1.3	(9.1)
Less: Income tax expense (benefit) related to (3):
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
Other comprehensive income (loss) before income tax (3):
Net unrealized investment gains before income tax	25.4	(7.8)	17.6	3.9	21.5
Non-credit portion of OTTI losses recognized in OCI before income tax	(3.7)	(0.2)	(3.9)	—	(3.9)
Other comprehensive income (loss) before income taxes	21.7	(8.0)	13.7	3.9	17.6
Less: Income tax expense (benefit) related to (3):
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

(3)	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

2.      Restatement and Amendment of Previously Reported Financial Information (continued)

	Statement of Cash Flows
($ in millions)	For the period ended September 30, 2011
			Adjusted
			prior to the
	As previously	Correction	retrospective	Retrospective	As restated
	reported	of errors(1)	adoption	adoption(2)	and amended
OPERATING ACTIVITIES:
Net income (loss)	$21.0	$(53.0)	$(32.0)	$13.4	$(18.6)
Net realized investment losses	12.7	(4.6)	8.1	—	8.1
Policy acquisition costs deferred	(3.2)	(69.2)	(72.4)	0.9	(71.5)
Amortization of policy acquisition costs	—	111.0	111.0	(20.7)	90.3
Interest credited	—	46.5	46.5	—	46.5
Equity in earnings of limited partnerships and other investments	—	(0.3)	(0.3)	—	(0.3)
Change in:
Accrued investment income	(7.9)	(1.7)	(9.6)	—	(9.6)
Deferred income taxes	(0.6)	(3.9)	(4.5)	(1.5)	(6.0)
Receivables	0.4	15.8	16.2	—	16.2
Policy liabilities and accruals	36.4	(155.8)	(119.4)	7.9	(111.5)
Due to/from affiliate	—	6.5	6.5	—	6.5
Other operating activities, net	(4.1)	(51.3)	(55.4)	—	(55.4)
Cash provided by (used for) operating activities	54.7	(160.0)	(105.3)	—	(105.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(2,008.2)	971.5	(1,036.7)	—	(1,036.7)
Derivative instruments	—	(23.0)	(23.0)	—	(23.0)
Fair value investments	—	(29.8)	(29.8)	—	(29.8)
Sales, repayments and maturities of:				—
Available-for-sale debt securities	1,345.7	(952.0)	393.7	—	393.7
Derivative instruments	—	50.3	50.3	—	50.3
Fair value investments	—	6.2	6.2	—	6.2
Contributions to limited partnerships	—	(0.9)	(0.9)	—	(0.9)
Distributions from limited partnerships	—	0.1	0.1	—	0.1
Policy loans, net	(4.7)	1.6	(3.1)	—	(3.1)
Other investing activities, net	—	(0.6)	(0.6)	—	(0.6)
Cash provided by (used for) investing activities	(667.2)	23.4	(643.8)	—	(643.8)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	697.7	185.9	883.6	—	883.6
Policyholder deposit fund withdrawals	(67.2)	(290.7)	(357.9)	—	(357.9)
Net transfers to/from separate accounts	—	242.9	242.9	—	242.9
Cash provided by financing activities	630.5	138.1	768.6	—	768.6
Change in cash and cash equivalents	18.0	1.5	19.5	—	19.5
Cash and cash equivalents, beginning of year	51.1	(17.0)	34.1	—	34.1
Cash and cash equivalents, end of year	$69.1	$(15.5)	$53.6	$—	$53.6

Non-Cash Transactions During the Year
Investment exchanges	$—	$12.0	$12.0	$—	$12.0
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

3.      Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited interim financial statements in accordance with U.S. GAAP which differ materially from the accounting practices prescribed by various insurance regulatory authorities. As of December 31, 2011, the Company changed from the direct to the indirect method of reporting its cash flow statement.

Certain prior period amounts have been reclassified to conform to the current year presentation, primarily as a result of the adoption of new accounting standards as described more fully below. These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of full year results.

These interim financial statements should be read in conjunction with the restated and amended financial statements for the year ended December 31, 2011 contained in the 2012 Form 10-K.

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our restated and amended financial statements for the year ended December 31, 2011 contained in the 2012 Form 10-K. There have been no significant changes since the filing of the restated year-end December 31, 2011 financial statements discussed above.

4.      Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $441.1 million and $401.0 million as of September 30, 2012 and December 31, 2011, respectively, and is recorded within receivables in the balance sheets. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Direct premiums	$16.7	$18.0	$52.8	$54.1
Premiums ceded to non-affiliate reinsurers(1)	(15.9)	(16.9)	(49.6)	(52.7)
Premiums	$0.8	$1.1	$3.2	$1.4

Direct policy benefits incurred	$75.0	$28.2	$214.4	$117.5
Policy benefits assumed from non-affiliate reinsureds	1.0	0.9	2.5	2.9
Policy benefits ceded to:
Affiliate reinsurers	(6.9)	—	(9.2)	(0.3)
Non-affiliate reinsurers	(20.4)	(20.2)	(94.1)	(60.1)
Policy benefits ceded to reinsurers	(27.3)	(20.2)	(103.3)	(60.4)
Premiums paid to:
Affiliate reinsurers	5.5	5.1	15.0	10.9
Non-affiliate reinsurers	18.7	19.4	42.4	28.4
Premiums paid to reinsurers(2)	24.2	24.5	57.4	39.3
Policy benefits(3)	$72.9	$33.4	$171.0	$99.3
———————
(1)	Primarily represents premiums ceded to reinsurers related to traditional life and term insurance policies.
(2)
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

(3)
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and withdrawals, which total $84.5 million and $60.5 million, net of reinsurance, for the three months ended September 30, 2012 and 2011, respectively, and $139.8 million and $139.9 million, net of reinsurance, for the nine months ended September 30, 2012 and 2011, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2012, five major reinsurance companies account for approximately 74% of the reinsurance recoverable.

5.      Deferred Policy Acquisition Costs

On January 1, 2012, the Company adopted the amendments to ASC 944, Financial Services – Insurance (ASU 2010-26) as further discussed in Note 3 to these financial statements. Also refer to Note 3 for discussion of accounting policy related to deferral and amortization of acquisition costs.

The balances of and changes in deferred policy acquisition costs as of and for the periods ended September 30, 2012 and 2011 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Policy acquisition costs deferred	$20.4	$31.1	$63.7	$71.5
Costs amortized to expenses:
Recurring costs	(5.1)	(33.8)	(78.2)	(94.4)
Assumption unlocking	(1.2)	(1.2)	(1.2)	(1.2)
Realized investment gains (losses)	(18.0)	6.1	(13.2)	5.3
Offsets to net unrealized investment gains or losses included in AOCI (1)	5.8	(17.7)	(25.6)	(30.1)
Change in deferred policy acquisition costs	1.9	(15.5)	(54.5)	(48.9)
Deferred policy acquisition costs, beginning of period	432.7	501.9	489.1	535.3
Deferred policy acquisition costs, end of period	$434.6	$486.4	$434.6	$486.4
———————
(1)
An offset to deferred policy acquisition costs and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

During the three months and nine months ended September 30, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

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

Changes in Deferred Sales Inducement Activity:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Deferred asset, beginning of period	$47.3	$40.1	$49.6	$20.4
Sales inducements deferred	2.9	12.2	12.6	38.1
Amortization charged to income	(2.3)	(0.5)	(6.2)	(6.7)
Offsets to net unrealized investment gains or losses included in AOCI	10.2	(11.1)	2.1	(11.1)
Deferred asset, end of period	$58.1	$40.7	$58.1	$40.7

7.      Investing Activities

Debt securities

The following tables present the fixed maturity securities available-for-sale by sector held at September 30, 2012 and December 31, 2011, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	September 30, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses	Value	in AOCI(2)

U.S. government and agency	$168.2	$5.1	$(0.4)	$172.9	$—
State and political subdivision	98.7	10.3	(0.6)	108.4	—
Foreign government	44.4	6.5	—	50.9	—
Corporate	1,605.3	141.6	(26.7)	1,720.2	(1.5)
Commercial mortgage-backed (“CMBS”)	245.0	25.9	(1.4)	269.5	(0.6)
Residential mortgage-backed (“RMBS”)	442.8	19.1	(10.1)	451.8	(24.1)
CDO/CLO	63.5	1.4	(6.0)	58.9	(6.8)
Other asset-backed	134.6	5.8	(6.8)	133.6	1.2
Available-for-sale debt securities	$2,802.5	$215.7	$(52.0)	$2,966.2	$(31.8)
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

(2)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Fair Value and Cost of Securities:	December 31, 2011
($ in millions)	As restated and amended
		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains(1)	Losses	Value	in AOCI(2)

U.S. government and agency	$162.2	$12.4	$(0.5)	$174.1	$—
State and political subdivision	78.3	5.7	(0.5)	83.5	—
Foreign government	30.5	1.8	(0.4)	31.9	—
Corporate	1,157.4	84.8	(37.5)	1,204.7	(1.5)
CMBS	273.3	12.1	(3.9)	281.5	(5.1)
RMBS	538.6	13.3	(20.4)	531.5	(21.6)
CDO/CLO	74.0	0.7	(12.2)	62.5	(8.4)
Other asset-backed	146.6	3.1	(7.3)	142.4	0.7
Available-for-sale debt securities	$2,460.9	$133.9	$(82.7)	$2,512.1	$(35.9)
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

(2)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Maturities of Debt Securities:	September 30, 2012
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$176.0	$177.0
Due after one year through five years	325.8	349.9
Due after five years through ten years	832.4	905.8
Due after ten years	582.4	619.7
CMBS/RMBS/ABS/CDO/CLO(1)	885.9	913.8
Total	$2,802.5	$2,966.2
———————
(1)	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

7.      Investing Activities (continued)

The maturities of debt securities, as of September 30, 2012, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of September 30,	As of December 31,
($ in millions)	2012	2011
		As restated and amended
Fixed maturities, available-for-sale
Proceeds from sales	$344.4	$325.8
Proceeds from maturities/repayments	275.7	213.8
Gross investment gains from sales, prepayments and maturities	21.4	2.5
Gross investment losses from sales and maturities	(0.2)	(0.7)

Aging of Temporarily Impaired	As of September 30, 2012
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	$(0.4)	$3.5	$(0.4)
State and political subdivision	4.8	(0.2)	1.0	(0.4)	5.8	(0.6)
Foreign government	—	—	—	—	—	—
Corporate	49.9	(1.5)	67.4	(25.2)	117.3	(26.7)
CMBS	—	—	13.1	(1.4)	13.1	(1.4)
RMBS	16.5	(0.3)	73.0	(9.8)	89.5	(10.1)
CDO/CLO	1.2	(0.1)	42.4	(5.9)	43.6	(6.0)
Other asset-backed	3.2	—	10.7	(6.8)	13.9	(6.8)
Total temporarily impaired securities	$75.6	$(2.1)	$211.1	$(49.9)	$286.7	$(52.0)

Below investment grade	$15.3	$(1.5)	$52.9	$(29.0)	$68.2	$(30.5)

Number of securities		24		104		128

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $24.9 million at September 30, 2012, of which $24.6 million was depressed by more than 20% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at September 30, 2012 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

7.      Investing Activities (continued)

Aging of Temporarily Impaired Securities	As of December 31, 2011
($ in millions)	As restated and amended
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	(0.5)	$3.5	$(0.5)
State and political subdivision	15.4	—	0.9	(0.5)	16.3	(0.5)
Foreign government	7.2	(0.4)	—	—	7.2	(0.4)
Corporate	113.4	(3.5)	69.3	(34.0)	182.7	(37.5)
CMBS	50.3	(1.2)	6.9	(2.7)	57.2	(3.9)
RMBS	78.0	(3.3)	91.1	(17.1)	169.1	(20.4)
CDO/CLO	4.8	(0.4)	40.6	(11.8)	45.4	(12.2)
Other asset-backed	24.4	(0.2)	16.5	(7.1)	40.9	(7.3)
Total temporarily impaired securities	$293.5	$(9.0)	$228.8	$(73.7)	$522.3	$(82.7)

Below investment grade	$25.3	$(1.6)	$74.8	$(50.2)	$100.1	$(51.8)

Number of securities		129		139		268

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other than temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

7.      Investing Activities (continued)

Fixed income OTTIs recorded in the first nine months of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $1.0 million for the third quarter of 2012 and $1.0 million for the third quarter of 2011 and $2.6 million for the first nine months of 2012 and $2.3 million for the first nine months of 2011. There were no limited partnership and other investment OTTIs for the three and nine months ended September 30, 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.3) million for the third quarter of 2012 and $3.7 million for the third quarter of 2011 and $1.8 million for the first nine months of 2012 and $4.7 million for the first nine months of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Balance, beginning of period	$(20.0)	$(20.0)	$(21.3)	$(19.9)
Add: Credit losses on securities not previously impaired (1)	(0.2)	—	(0.5)	(0.5)
Add: Credit losses on securities previously impaired (1)	(0.4)	(0.7)	(1.4)	(0.8)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	1.0	0.3	3.6	0.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(19.6)	$(20.4)	$(19.6)	$(20.4)
———————
(1)	Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $6.3 million and $4.7 million as of September 30, 2012 and December 31, 2011, respectively.

7.      Investing Activities (continued)

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts on structured securities, based on yields which are changed due to expectations in projected principal and interest cash flows, dividend income from common and preferred stock, gains and losses on securities measured at fair value and earnings from investments accounted for under equity method accounting.

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended

Debt securities	$31.7	$25.2	$92.7	$68.9
Policy loans	0.7	0.8	2.3	2.3
Limited partnerships and other investments	0.8	(0.3)	1.8	0.3
Fair value investments	0.4	(0.2)	0.6	0.4
Cash and cash equivalents	—	—	—	—
Total investment income	33.6	25.5	97.4	71.9
Less: Investment expenses	0.3	0.5	0.9	1.2
Net investment income	$33.3	$25.0	$96.5	$70.7

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Total other-than temporary debt impairment losses	$(0.7)	$(4.7)	$(4.4)	$(7.0)
Portion of loss recognized in OCI	(0.3)	3.7	1.8	4.7
Net debt impairment losses recognized in earnings	$(1.0)	$(1.0)	$(2.6)	$(2.3)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	(0.2)	—	(0.4)
CMBS	—	—	(0.1)	—
RMBS	(0.8)	(0.8)	(2.1)	(1.8)
CDO/CLO	(0.1)	—	(0.1)	—
Other asset-backed	(0.1)	—	(0.3)	(0.1)
Net debt security impairments	(1.0)	(1.0)	(2.6)	(2.3)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(1.0)	(1.0)	(2.6)	(2.3)
Debt security transaction gains	20.8	0.2	21.4	2.4
Debt security transaction losses	(0.1)	—	(0.2)	(0.6)
Limited partnerships and other investment transaction gains	—	—	—	0.1
Limited partnerships and other investment transaction losses	(0.3)	—	(0.4)	—
Net transaction gains	20.4	0.2	20.8	1.9
Derivative instruments	(18.0)	34.8	(33.5)	23.2
Embedded derivatives (1)	6.6	(48.3)	6.1	(41.0)
Related party reinsurance derivatives	(4.2)	10.1	(3.5)	10.1
Net realized investment gains (losses), excluding impairment losses	$4.8	$(3.2)	$(10.1)	$(5.8)
Net realized investment gains (losses), including impairment losses	$3.8	$(4.2)	$(12.7)	$(8.1)
———————
(1)	Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 8 to these financial statements for additional disclosures.

7.      Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Debt securities	$51.0	$22.3	$112.5	$58.6
Equity securities	—	(0.1)	—	0.1
Other investments	—	0.1	—	0.1
Net unrealized investment gains	$51.0	$22.3	$112.5	$58.8

Net unrealized investment gains	$51.0	$22.3	$112.5	$58.8
Applicable deferred policy acquisition cost	(5.8)	17.7	25.6	30.1
Applicable other actuarial offsets	54.8	13.7	68.2	11.1
Applicable deferred income tax expense	7.1	(2.1)	17.1	4.2
Offsets to net unrealized investment gains	56.1	29.3	110.9	45.4
Net unrealized investment gains (losses) included in OCI	$(5.1)	$(7.0)	$1.6	$13.4

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $1.5 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2012, we were exposed to the credit concentration risk of one single issuer, Goldman Sachs International, representing 11.7% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. Included in fixed maturities are below-investment-grade assets totaling $156.3 million and $147.4 million at September 30, 2012 and December 31, 2011, respectively. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

7.      Investing Activities (continued)

As of September 30, 2012, we held derivative assets, net of liabilities, with a fair value of $125.8 million. Derivative credit exposure was diversified with ten different counterparties. We also had debt securities of these issuers with a fair value of $28.8 million as of September 30, 2012. Our maximum amount of loss due to credit risk with these issuers was $154.6 million as of September 30, 2012. See Note 9 to these financial statements for more information regarding derivatives.

8.      Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Our separate account products include variable annuities and variable life insurance contracts. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in insurance and investment product fees. For the three and nine months ended September 30, 2012 and 2011, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $1.7 billion supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the quarter ended September 30, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Guarantees:	Sept 30,	Dec 31,
($ in millions)	2012	2011
		As restated and amended
Debt securities	$377.6	$395.5
Equity funds	1,553.9	1,537.7
Other	52.5	58.3
Total	$1,984.0	$1,991.5

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

8.      Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives(continued)

Changes in Guaranteed Insurance Benefit Liability Balances:	As of
($ in millions)	September 30, 2012
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2012	$10.8	$17.2
Incurred	—	3.6
Paid	(0.9)	—
Assumption unlocking	—	(0.2)
Liability balance as of September 30, 2012	$9.9	$20.6

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	As restated and amended
	Annuity GMDB	Annuity GMIB
Liability balance as of January 1, 2011	$11.2	$17.5
Incurred	1.5	(0.7)
Paid	(1.9)	—
Assumption unlocking	—	0.4
Liability balance as of December 31, 2011	$10.8	$17.2

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at the balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in-force:

GMDB and GMIB Benefits by Type:		NAR	Average
($ in millions)	Account	after	Attained Age
	Value	Reinsurance	of Annuitant
September 30, 2012
GMDB return of premium	$776.0	$7.1	62
GMDB step up	1,444.5	26.0	62
GMDB earnings enhancement benefit (“EEB”)	38.9	0.1	63
GMDB greater of annual step up and roll up	27.5	7.5	66
Total GMDB at September 30, 2012	2,286.9	$40.7
Less: General account value with GMDB	318.2
Subtotal separate account liabilities with GMDB	1,968.7
Separate account liabilities without GMDB	142.0
Total separate account liabilities	$2,110.7
GMIB (1) at September 30, 2012	$413.4		63

December 31, 2011 as restated and amended
GMDB return of premium	$795.6	$20.7	61
GMDB step up	1,450.6	91.2	62
GMDB earnings enhancement benefit (“EEB”)	39.7	0.4	62
GMDB greater of annual step up and roll up	27.1	8.8	66
Total GMDB at December 31, 2011	2,313.0	$121.1
Less: General account value with GMDB	336.9
Subtotal separate account liabilities with GMDB	1,976.1
Separate account liabilities without GMDB	570.7
Total separate account liabilities	$2,546.8
GMIB (1) at December 31, 2011	$428.1		63
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Sept 30,	Dec 31,
	2012	2011
		As restated and amended
Liability balance, beginning of period	$5.6	$0.5
Incurred	32.3	5.1
Paid	—	—
Liability balance, end of period	$37.9	$5.6

Universal life

Liabilities for universal life contracts, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs.

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Sept 30,	Dec 31,
	2012	2011
		As restated and amended
Liability balance, beginning of period	$98.2	$88.5
Incurred	12.4	16.0
Paid	(7.2)	(6.3)
Assumption unlocking	—	—
Liability balance, end of period	$103.4	$98.2

8.      Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products contain a GMWB, GMAB and/or COMBO rider as defined in the 2012 Form
10-K. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant
September 30, 2012
GMWB	$559.7	63
GMAB	386.1	58
COMBO	9.8	61
Total at September 30, 2012	$955.6

December 31, 2011 as restated and amended
GMWB	$541.9	62
GMAB	374.4	57
COMBO	9.8	60
Total at December 31, 2011	$926.1

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

Variable Annuity Embedded Derivative Liabilities:	Sept 30,	Dec 31,
($ in millions)	2012	2011
		As restated and amended
GMWB	$18.0	$22.0
GMAB	16.8	24.7
COMBO	(0.4)	(0.3)
Total variable annuity embedded derivative liabilities	$34.4	$46.4

There were no benefit payments made related to the GMWB and GMAB riders during the nine months ended September 30, 2012 or during the nine months ended September 30, 2011. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

8.      Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value within policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of comprehensive income. The fair value of these index options is calculated using the budget method. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. The fair value of these embedded derivatives was $48.7 million and $35.9 million as September 30, 2012 and December 31, 2011, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options as described in Note 7 to these financial statements.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2012 are $6.6 million and $6.1 million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2011 are $(48.3) million and $(41.0) million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of September 30, 2012 and December 31, 2011, $8.5 million and $7.5 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives do not qualify for hedge accounting. We do not designate the purchased derivatives related to variable annuity living benefits or fixed indexed annuity index credits as hedges for accounting purposes.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	September 30, 2012
	Maturity	Amount	Assets	Liabilities (1)
Interest rate swaps	2017-2027	$180.0	$16.8	$8.2
Variance swaps	2015-2017	0.9	—	3.1
Swaptions	2024	25.0	—	—
Put options	2015-2022	391.0	77.4	—
Call options	2012-2017	1,261.6	74.0	48.7
Equity futures	2012	182.1	17.6	—
Total derivative instruments		$2,040.6	$185.8	$60.0
———————
(1)	Derivative liabilities are included in other liabilities on the balance sheets.

9.      Derivative Instruments (continued)

Derivative Instruments:			Fair Value as of
($ in millions)			December 31, 2011
		Notional	As restated and amended
	Maturity	Amount	Assets	Liabilities (1)
Interest rate swaps	2017-2026	$101.1	$9.3	$3.5
Variance swaps	2015-2017	0.9	2.8	—
Swaptions	2024	25.0	0.2	—
Put options	2015-2022	200.0	47.3	—
Call options	2012-2016	700.4	28.0	19.0
Equity futures	2012	66.3	16.2	—
Total derivative instruments		$1,093.7	$103.8	$22.5
———————
(1)	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended		Nine Months Ended
Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended
Derivative instruments by type
Interest rate swaps	$(1.1)	$6.3	$(0.3)	$7.1
Variance swaps	(1.8)	5.1	(6.4)	3.5
Swaptions	—	(0.4)	(0.2)	(0.8)
Put options	(11.8)	18.0	(13.7)	13.3
Call options	7.5	(10.6)	7.5	(10.5)
Equity futures	(10.8)	16.4	(20.4)	10.6
Embedded derivatives	6.6	(48.3)	6.1	(41.0)
Related party reinsurance derivatives	(4.2)	10.1	(3.5)	10.1
Total derivative instrument losses recognized in realized gains (losses)	$(15.6)	$(3.4)	$(30.9)	$(7.7)

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

9.      Derivative Instruments (continued)

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of September 30, 2012 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The input levels are defined as follows:

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

10.      Fair Value of Financial Instruments (continued)

The following tables present the financial instruments carried at fair value by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011.

Fair Values of Financial Instruments by Level:	As of September 30, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$130.0	$14.3	$28.6	$172.9
State and political subdivision	—	15.0	93.4	108.4
Foreign government	—	43.1	7.8	50.9
Corporate	—	987.5	732.7	1,720.2
CMBS	—	251.5	18.0	269.5
RMBS	—	206.2	245.6	451.8
CDO/CLO	—	—	58.9	58.9
Other asset-backed	—	50.2	83.4	133.6
Derivative assets	17.6	168.2	—	185.8
Related party reinsurance derivative asset	—	—	—	—
Fair value investments	—	15.8	28.3	44.1
Separate account assets	2,110.7	—	—	2,110.7
Total assets	$2,258.3	$1,751.8	$1,296.7	$5,306.8
Liabilities
Derivative liabilities	$—	$60.0	$—	$60.0
Embedded derivatives	—	—	83.1	83.1
Total liabilities	$—	$60.0	$83.1	$143.1

There were no transfers of assets between Level 1 and Level 2 during the quarter ended September 30, 2012.

Fair Values of Financial Instruments by Level:	As of December 31, 2011
($ in millions)	As restated and amended
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency	$96.0	$46.4	$31.7	$174.1
State and political subdivision	—	34.8	48.7	83.5
Foreign government	—	28.8	3.1	31.9
Corporate	—	690.9	513.8	1,204.7
CMBS	—	246.1	35.4	281.5
RMBS	—	263.5	268.0	531.5
CDO/CLO	—	—	62.5	62.5
Other asset-backed	—	61.2	81.2	142.4
Derivative assets	16.2	87.6	—	103.8
Related party reinsurance derivative asset	—	—	3.5	3.5
Fair value investments	—	14.3	27.5	41.8
Separate account assets	2,546.8	—	—	2,546.8
Total assets	$2,659.0	$1,473.6	$1,075.4	$5,208.0
Liabilities
Derivative liabilities	$—	$22.5	$—	$22.5
Embedded derivatives	—	—	82.3	82.3
Total liabilities	$—	$22.5	$82.3	$104.8

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2011.

10.      Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of September 30, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$301.0	$364.1	$665.1
Energy	—	66.5	18.9	85.4
Financial services	—	339.4	157.1	496.5
Technical/communications	—	43.1	4.9	48.0
Transportation	—	9.4	25.8	35.2
Utilities	—	119.5	127.2	246.7
Other	—	108.6	34.7	143.3
Total corporates	$—	$987.5	$732.7	$1,720.2

Fair Values of Corporates by Level and Sector:	As of December 31, 2011
($ in millions)	As restated and amended
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$205.3	$245.9	$451.2
Energy	—	29.8	13.2	43.0
Financial services	—	247.5	117.5	365.0
Technical/communications	—	33.4	3.5	36.9
Transportation	—	6.1	25.5	31.6
Utilities	—	111.1	82.0	193.1
Other	—	57.7	26.2	83.9
Total corporates	$—	$690.9	$513.8	$1,204.7

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The securities which were transferred as of the end of each reporting period into Level 3 were due to decreased market observability of similar assets and/or significant inputs and transfers out of Level 3 were due to increased market activity on comparable assets or observability of inputs.

Level 3 Financial Assets:	Three Months Ended September 30, 2012
($ in millions)					Realized &
					unrealized	Unrealized
		Purchases,			gains	gains
	Balance,	sales	Transfers	Transfers	(losses)	(losses)
	beginning	issuances &	into	out of	included	included
	of period	settlements	Level 3	Level 3	in income	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency (1)	$27.7	$0.6	$—	$—	$—	$0.3	$28.6
State and political subdivision	90.1	4.7	—	—	—	(1.4)	93.4
Foreign government	7.2	—	—	—	—	0.6	7.8
Corporate	664.5	58.7	—	(6.1)	—	15.6	732.7
CMBS	17.8	—	—	—	—	0.2	18.0
RMBS	247.3	(5.8)	—	—	(0.4)	4.5	245.6
CDO/CLO	57.3	(1.9)	—	—	0.2	3.3	58.9
Other asset-backed	71.1	0.3	13.2	—	—	(1.2)	83.4
Related party reinsurance derivative	4.2	—	—	—	(4.2)	—	—
Fair value investments	28.9	(0.7)	—	—	0.1	—	28.3
Total assets	$1,216.1	$55.9	$13.2	$(6.1)	$(4.3)	$21.9	$1,296.7
———————
(1)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

10.      Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended September 30, 2011
($ in millions)	As restated and amended
					Realized &
					unrealized	Unrealized
		Purchases,			gains	gains
	Balance,	sales	Transfers	Transfers	(losses)	(losses)
	beginning	issuances &	into	out of	included	included
	of period	settlements	Level 3	Level 3	in income	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency (1)	$23.8	$(0.3)	$—	$—	$—	$1.3	$24.8
State and political subdivision	12.4	—	2.5	—	—	6.4	21.3
Foreign government	2.0	—	—	—	—	(0.5)	1.5
Corporate	396.0	0.2	24.1	(2.0)	(0.2)	22.8	440.9
CMBS	20.5	4.1	—	—	—	(5.5)	19.1
RMBS	288.2	2.9	—	—	(0.5)	(16.3)	274.3
CDO/CLO	57.0	7.8	—	—	—	(11.5)	53.3
Other asset-backed	84.4	2.8	—	—	0.1	(4.9)	82.4
Related party reinsurance derivative	(5.5)	—	—	—	10.1	—	4.6
Fair value investments	25.8	—	—	—	(1.1)	—	24.7
Total assets	$904.6	$17.5	$26.6	$(2.0)	$8.4	$(8.2)	$946.9
———————
(1)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Nine Months Ended September 30, 2012
($ in millions)					Realized &
					unrealized	Unrealized
		Purchases,			gains	gains
	Balance,	sales	Transfers	Transfers	(losses)	(losses)
	beginning	issuances &	into	out of	included	included
	of period	settlements	Level 3	Level 3	in income	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency (1)	$31.7	$(1.2)	$—	$—	$—	$(1.9)	$28.6
State and political subdivision	48.7	19.2	12.9	—	—	12.6	93.4
Foreign government	3.1	3.5	—	—	—	1.2	7.8
Corporate	513.8	208.6	20.0	(14.2)	—	4.5	732.7
CMBS	35.4	(0.5)	—	(18.0)	—	1.1	18.0
RMBS	268.0	(25.6)	—	—	(0.9)	4.1	245.6
CDO/CLO	62.5	(3.5)	—	—	0.2	(0.3)	58.9
Other asset-backed	81.2	3.6	—	(1.8)	—	0.4	83.4
Related party reinsurance derivative	3.5	—	—	—	(3.5)	—	—
Fair value investments	27.5	(0.8)	—	—	1.6	—	28.3
Total assets	$1,075.4	$203.3	$32.9	$(34.0)	$(2.6)	$21.7	$1,296.7
———————
(1)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

10.      Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Nine Months Ended September 30, 2011
($ in millions)	As restated and amended
					Realized &
					unrealized	Unrealized
		Purchases,			gains	gains
	Balance,	sales	Transfers	Transfers	(losses)	(losses)
	beginning	issuances &	into	out of	included	included
	of period	settlements	Level 3	Level 3	in income	in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency (1)	$24.0	$0.4	$2.0	$—	$—	$(1.6)	$24.8
State and political subdivision	13.3	2.9	—	—	—	5.1	21.3
Foreign government	1.4	—	—	—	—	0.1	1.5
Corporate	337.3	97.7	22.8	(14.1)	(0.9)	(1.9)	440.9
CMBS	13.4	0.6	3.7	—	0.1	1.3	19.1
RMBS	216.1	84.3	—	—	(0.6)	(25.5)	274.3
CDO/CLO	59.6	(0.7)	—	—	—	(5.6)	53.3
Other asset-backed	57.7	26.2	—	(4.8)	—	3.3	82.4
Related party reinsurance derivative	(5.5)	—	—	—	10.1	—	4.6
Fair value investments	13.8	10.8	—	—	0.1	—	24.7
Total assets	$731.1	$222.2	$28.5	$(18.9)	$8.8	$(24.8)	$946.9
———————
(1)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As restated and amended		As restated and amended
Balance, beginning of period	$87.5	$45.6	$82.4	$29.5
Net purchases/(sales)	2.2	(8.9)	6.8	14.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses (1)	(6.6)	48.3	(6.1)	41.0
Balance, end of period	$83.1	$85.0	$83.1	$85.0
———————
(1)	Realized gains and losses are included in net realized investment gains on the statements of comprehensive income.

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

10.      Fair Value of Financial Instruments (continued)

The following table presents quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets.

Level 3 Assets: (1)	As of September 30, 2012
($ in millions)
	Fair	Valuation	Unobservable
	Value	Technique(s)	Input	Range (Weighted Average)

U.S. government and agency	$28.6	Discounted cash flow	Yield	1.54% - 3.21% (2.40%)

State and political subdivision	$35.8	Discounted cash flow	Yield	1.90% - 3.41% (2.73%)

Corporate	$586.2	Spread matrix	Yield	1.53% - 6.56% (2.99%)

		Discounted cash flow	Yield	1.57% - 6.68% (3.20%)

CDO/CLO	$3.8	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)

Other asset-backed	$2.9	Discounted cash flow	Yield	2.53% - 2.54% (2.54%)

		Discounted cash flow	Prepayment rate	5%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPPS)

Fair value investments	$0.8	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%

———————
(1)	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations for which unobservable inputs are not reasonably available to us.

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or CSA would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

10.      Fair Value of Financial Instruments (continued)

The following table presents quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of September 30, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$48.7	Budget method	Swap curve	0.25% - 2.32%
(EIA VED)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.75%

Embedded derivatives (GMAB / GMWB)	$34.4	Risk neutral stochastic valuation methodology	Volatility surface	11.75% - 48.97%
			Swap curve	0.24% - 2.98%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.75%

Total Level 3 liabilities	$83.1

Level 3 Assets and Liabilities by Pricing Source:	As of September 30, 2012
($ in millions)	Internal(1)	External (2)	Total
Assets
Available-for-sale debt securities
U.S. government and agency (3)	$28.6	$—	$28.6
State and political subdivision	35.8	57.6	93.4
Foreign government	—	7.8	7.8
Corporate	586.2	146.5	732.7
CMBS	—	18.0	18.0
RMBS	—	245.6	245.6
CDO/CLO	3.8	55.1	58.9
Other asset-backed	2.9	80.5	83.4
Fair value investments	0.8	27.5	28.3
Total assets	$658.1	$638.6	$1,296.7
Liabilities
Embedded derivatives	$83.1	$—	$83.1
Total liabilities	$83.1	$—	$83.1
———————
(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.
(2)	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

10.      Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2011
($ in millions)	As restated and amended
	Internal(1)	External (2)	Total
Assets
Available-for-sale debt securities
U.S. government and agency (3)	$31.7	$—	$31.7
State and political subdivision	10.4	38.3	48.7
Foreign government	—	3.1	3.1
Corporate	411.6	102.2	513.8
CMBS	—	35.4	35.4
RMBS	—	268.0	268.0
CDO/CLO	61.0	1.5	62.5
Other asset-backed	3.6	77.6	81.2
Related party reinsurance derivative asset	3.5	—	3.5
Fair value investments	10.6	16.9	27.5
Total assets	$532.4	$543.0	$1,075.4
Liabilities
Embedded derivatives	$82.3	$—	$82.3
Total liabilities	$82.3	$—	$82.3
———————
(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.
(2)	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		As of September 30, 2012		As of December 31, 2011
of Financial Instruments:	Fair Value			As restated and amended
($ in millions)	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$60.5	$60.0	$62.5	$62.1
Cash and cash equivalent	Level 1	$117.2	$117.2	$49.5	$49.5

Financial liabilities:
Investment contracts	Level 3	$2,217.7	$2,223.5	$1,724.4	$1,732.2

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

11.      Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income taxes and related valuation allowance for the three and nine months ended September 30, 2012 has been computed based on the first nine months of 2012 as a discrete period. Similarly, the tax benefit and expense for the three and nine months ended September 30, 2012, respectively, is determined based upon the first nine months of 2012 as a discrete period.

The tax expense of $4.3 million for the three months ended September 30, 2012 includes $5.0 million of current taxes offset by a benefit of $0.7 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation. The tax expense of $23.6 million for the nine months ended September 30, 2012 includes $30.1 million of estimated current taxes offset by a benefit of $6.5 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $18.7 million as of September 30, 2012. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended September 30, 2012, we recognized a net increase in the valuation allowance of $31.6 million. For the nine months ended September 30, 2012, we recognized a net increase in the valuation allowance of $75.4 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

During the first quarter of 2012, the Company generated taxable income sufficient to fully utilize its life group related net operating loss carryforwards; however, due to the limited ability to offset non-life group losses with life group taxable income, significant net operating losses attributable to the non-life group remain. However, as a result of the pre-tax loss in the third quarter of 2012, it is unlikely that a reduction in the existing valuation allowance will occur during the fourth quarter of 2012.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is consistent with prior periods.

The Company and its subsidiaries file consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

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

12.      Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31, 2012 and 2011 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)		Non-Credit
($ in millions)	Net	portion of
	unrealized	OTTI losses
	investment gains	recognized
	(losses)	in OCI	Total
As restated and amended (1)
Balance, December 31, 2010	$6.5	$(19.4)	$(12.9)
Change in component during the year	15.9	(2.5)	13.4
Balance, September 30, 2011	$22.4	$(21.9)	$0.5

Balance, December 31, 2011	$25.9	$(23.3)	$2.6
Change in component during the year	(1.1)	2.7	1.6
Balance, September 30, 2012	$24.8	$(20.6)	$4.2
———————
(1)	Except for the change in component during 2012 and the balance as of 2012.

13.      Contingent Liabilities

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

SEC Cease-and-Desist Order

On February 12, 2014, PNX and the Company submitted an Offer of Settlement with the SEC pursuant to which PNX and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PNX was required by the Order to file its 2012 Annual Report on Form 10-K with the SEC by March 31, 2014. PNX filed its 2012 Annual Report on Form 10-K before the opening of the market on April 1, 2014. Further, pursuant to the Order, PNX was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “PNX Third Quarter 2012 Form 10-Q”) with the SEC on or before April 15, 2014 and the Company was required to file the 2012 Form 10-K with the SEC on or before April 15, 2014. The PNX Third Quarter 2012 Form 10-Q was filed with the SEC on April 23, 2014. The Company filed its 2012 Form 10-K with the SEC on April 25, 2014. In addition, PNX and the Company agreed to perform certain undertakings, including for the Company to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for PNX and the Company to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, PNX and  the Company would file their respective 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. PNX intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. The Company intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, PNX and the Company each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

13.      Contingent Liabilities (continued)

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against PNX, Phoenix Life and PHL Variable in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013.  After the plaintiffs twice amended their complaint, and dropped PNX as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice.  The court dismissed claims alleging that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims.  The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases.  We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims.  The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against PNX, Phoenix Life and PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122).  On July 1, 2013, the defendants' motion to dismiss the complaint was granted in part and denied in part.  Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant.  The plaintiffs allege that Phoenix Life promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies.  Plaintiffs are seeking damages, including punitive and treble damages, attorneys' fees and a declaratory judgment.  We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims.  The outcome of this litigation and any potential losses are uncertain.

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

Complaints to state insurance departments regarding the Company’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing the Company to take remedial action in response to complaints by a single policyholder. The Company disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position, which is pending (OCI Case No. 13- C35362).

The Company and Phoenix Life believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

13.      Contingent Liabilities (continued)

Notice of Claim from Reinsurer

On June 6, 2012, one of the reinsurers of the Company provided notice of a claim, seeking relief under two treaties. This matter was settled effective July 1, 2013 and was resolved without material impact on the financial results of the Company.

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority, the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, PNX is providing to the SEC certain information and documentation regarding the Restatement and the staff of the SEC has indicated to PNX that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

Unclaimed Property Inquiries

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

14.      Subsequent Events

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

14.      Subsequent Events (continued)

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

On April 25, 2014, we filed our 2012 Annual Report on Form 10-K with the SEC.

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

14.      Subsequent Events (continued)

On February 12, 2014, PNX and the Company submitted an Offer of Settlement with the SEC pursuant to which PNX and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Order”). The Order was approved by the SEC on March 21, 2014. Pursuant to the Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PNX was required by the Order to file its 2012 Annual Report on Form 10-K with the SEC by March 31, 2014. PNX filed its 2012 Annual Report on Form 10-K before the opening of the market on April 1, 2014. Further, pursuant to the Order, PNX was required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “PNX Third Quarter 2012 Form 10-Q”) with the SEC on or before April 15, 2014 and the Company was required to file the 2012 Form 10-K with the SEC on or before April 15, 2014. The PNX Third Quarter 2012 Form 10-Q was filed with the SEC on April 23, 2014. The Company filed its 2012 Form 10-K with the SEC on April 25, 2014. In addition, PNX and the Company agreed to perform certain undertakings, including for the Company to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 by no later than April 30, 2014 and for PNX and the Company to file their 2013 Forms 10-K by no later than June 4, 2014 and July 3, 2014, respectively. Also pursuant to the undertakings, PNX and  the Company would file their respective 2013 Forms 10-Q after the filing of their 2013 Forms 10-K. PNX intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending June 30, 2014. The Company intends to become timely with its periodic filings under the Exchange Act with the filing of its Quarterly Report on Form 10-Q for the period ending September 30, 2014. Finally, PNX and the Company each paid a civil monetary penalty in the amount of $375,000 to the United States Treasury following the entry of the Order.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatement, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, including that the SEC may seek sanctions against PNX and the Company; (v) the risk of PNX’s failure to file its delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of PNX’s outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these delayed filings; (vi) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis; (vii) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (viii) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (ix) the incurrence of significant Restatement-related expenses; (x) diversion of management and other human resources attention from the operation of our business; (xi) the risk that the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and (xiii) risks associated with our failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) limited access to external sources of liquidity and financing; (vii) the effect of guaranteed benefits within our products; (viii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (ix) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (x) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (xi) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xvii) regulatory actions or examinations may harm our business; and (xviii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of September 30, 2012 as compared with December 31, 2011; our results of operations for the three and nine months ended September 30, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited interim financial statements and notes contained in this filing as well as in conjunction with our financial statements in our 2012 Form 10-K.

Subsequent to the Company’s filing of its Form 10-Q for the period ended June 30, 2012, certain errors were identified in the Company’s statement of cash flows for the nine months ended September 30, 2012, as well as for previously reported periods. The Company filed a Current Report on Form 8-K with the SEC on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated. During the restatement process, the Company identified and corrected material errors, made certain reclassifications and adjustments to correct previously identified non-material out of period errors and corrected errors in retrospectively adopted amended accounting guidance. The impact of the restatement on the Company’s financial statements is detailed in Note 2 “Restatement and Amendment of Previously Reported Financial Information” to our financial statements and under “Item 8: Financial Statements and Supplementary Data” in the 2012 Form 10-K. As a result of the errors identified during the restatement, management identified material weaknesses in our internal control over financial reporting and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012. These weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures and the Company’s remediation plans are more fully described in “Item 9A: Controls and Procedures” in Part II of the 2012 Form 10-K.

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

Recent Trends in Earnings Drivers

●
Fees on life and annuity products. Fees on our life and annuity products decreased $19.3 million in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. Lower fees were primarily a result of a decrease in cost of insurance charges related to declining life insurance in force and a decrease in surrender charges consistent with lower policy surrenders.

●
Policy benefits. Policy benefits increased $71.6 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase in policy benefit expense was driven by adverse mortality and significant claim expenses, primarily related to universal life. Fluctuations in mortality are inherent in our lines of business. Annuity benefits increased due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees, which were driven by increased annuity sales during the period. Policy benefits expenses incurred during the quarter due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012.

●
Interest margins. Universal life interest margins declined slightly in 2012 compared to 2011 primarily as a result of lower interest credited consistent with declining funds under management. Annuity interest margins increased primarily as a result of higher investment income attributable to growth in fixed indexed annuity funds under management.

●
Operating expenses. Non-deferred operating expenses increased $6.0 million to $75.7 million in the nine months ended September 30, 2012, compared to $69.7 million in the nine months ended September 30, 2011. The increase in operating expenses was a result of higher professional fees and outside services and an increase in commissions.

●
Deferred policy acquisition cost.  Policy acquisition cost amortization increased $2.3 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Excluding the impact of the unlocking, amortization related to universal life decreased as a result of negative mortality experience during the year. Amortization related to annuities decreased primarily as a result of improved market performance. This decrease in amortization was partially offset by the unlocking of assumptions as a result the annual comprehensive review of assumptions in the third quarter of 2012.

●
Net realized investment losses. Net realized investment losses of $12.7 million were recognized for the nine months ended September 30, 2012 compared to net realized investment losses of $8.1 million for the nine months ended September 30, 2011. Realized investment losses were due to an impairment loss of $2.6 million on long-term debt securities and a net loss of $27.4 million on derivative assets and embedded derivative liabilities. The derivative loss was attributable to a loss of $21.1 million due to valuation and net transaction losses on derivative positions related to variable annuity and FIA guarantees. An additional $12.4 million loss was related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. These derivative losses were offset by gains of $6.1 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees. A loss of $0.7 million related to the non-performance risk factor was included in the total derivative loss.

●
Income taxes The Company recorded income tax expense of $23.6 million for the nine months ended September 30, 2012 compared with $16.8 million income tax benefit for the nine months ended September 30, 2011. The decrease was driven by a benefit related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation, partially offset by an increase in current tax expense accrued.

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

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of estimated gross profits (“ EGPs”) in the deferred policy acquisition cost and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models as described more fully in Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in the 2012 Form 10-K. While the final impact of the 2013 annual comprehensive assumption review is not yet complete, preliminary indications suggest an overall improvement in mortality experience and an increase in interest rates, both of which are significant assumptions and a driver of results. However, the ultimate impact of this experience on the annual unlock and on our results of operations has not yet been determined.

The Company incurred $18.6 million in 2013 for audit, financial and actuarial consulting and legal expenses related to the restatement process and preparation of restated financial statements.

Impact of New Accounting Standards

For a discussion of accounting standards and change in accounting, see Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in the 2012 Form 10-K.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs and estimated gross margins used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities: limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. Actual results could differ from these estimates.

A complete description of our critical accounting estimates is set forth in the 2012 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2012 Form 10-K are important to understanding our financial condition and financial statements.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2012	2011	2012 vs. 2011
		As restated
		and amended
REVENUES:
Premiums	$0.8	$1.1	$(0.3)	(27%)
Insurance and investment product fees	92.3	96.9	(4.6)	(5%)
Net investment income	33.3	25.0	8.3	33%
Net realized investment gains (losses):
Total OTTI losses	(0.7)	(4.7)	4.0	85%
Portion of OTTI losses recognized in OCI	(0.3)	3.7	(4.0)	NM
Net OTTI losses recognized in earnings	(1.0)	(1.0)	—	0%
Net realized investment gains (losses), excluding OTTI losses	4.8	(3.2)	8.0	NM
Net realized investment gains (losses)	3.8	(4.2)	8.0	NM
Total revenues	130.2	118.8	11.4	10%

BENEFITS AND EXPENSES:
Policy benefits	157.4	93.9	63.5	68%
Policy acquisition cost amortization	24.3	28.9	(4.6)	(16%)
Other operating expenses	24.8	24.1	0.7	3%
Total benefits and expenses	206.5	146.9	59.6	41%
Loss before income taxes	(76.3)	(28.1)	(48.2)	NM
Income tax expense (benefit)	4.3	(18.0)	22.3	NM
Net loss	$(80.6)	$(10.1)	$(70.5)	NM
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

Insurance and investment product fees on our life and annuity products decreased $4.6 million in the three months ended September 30, 2012 compared with the three months ended September 30, 2011. Lower fees were primarily a result of COI for the third quarter of 2012 charges which decreased due to declining universal life insurance in force. Partially offsetting these declines were higher investment product fees related to an increase in outstanding annuity policies.

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

Policy benefits increased $63.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in policy benefit expense was driven by adverse mortality and significant claim expenses, primarily related to universal life. Fluctuations in mortality are inherent in our lines of business. Annuity benefits increased due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees, which were driven by increased annuity sales during the period.  Policy benefits expenses were incurred during the quarter due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012.

The Company recorded an income tax expense of $4.3 million for the quarter ended September 30, 2012 compared with a tax benefit of $18.0 million as of September 30, 2011. The increase for the third quarter of 2012 was driven by a $5.0 million current tax accrued. This benefit was offset by an additional $0.7 million benefit that results from the application of ASC 740 intraperiod allocation rules. These rules allow for the benefiting of current year losses when an increase to the valuation allowance is avoided due to the existence of current year income elsewhere reported in the financial statements (e.g., discontinued operations, other comprehensive income).

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2012	2011	2012 vs. 2011
REVENUES:
Premiums	$3.2	$1.4	$1.8	NM
Insurance and investment product fees	280.5	299.8	(19.3)	(6%)
Net investment income	96.5	70.7	25.8	36%
Net realized investment gains (losses):
Total OTTI losses	(4.4)	(7.0)	2.6	37%
Portion of OTTI losses recognized in OCI	1.8	4.7	(2.9)	(62%)
Net OTTI losses recognized in earnings	(2.6)	(2.3)	(0.3)	(13%)
Net realized investment gains, excluding OTTI losses	(10.1)	(5.8)	(4.3)	(74%)
Net realized investment losses	(12.7)	(8.1)	(4.6)	(57%)
Total revenues	367.5	363.8	3.7	1%

BENEFITS AND EXPENSES:
Policy benefits	310.8	239.2	71.6	30%
Policy acquisition cost amortization	92.6	90.3	2.3	3%
Other operating expenses	75.7	69.7	6.0	9%
Total benefits and expenses	479.1	399.2	79.9	20%
Loss before income taxes	(111.6)	(35.4)	(76.2)	NM
Income tax expense (benefit)	23.6	(16.8)	40.4	NM
Net loss	$(135.2)	$(18.6)	$(116.6)	NM
———————
Not meaningful (NM)

Analysis of Results of Operations

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

The Company recorded a net loss for the nine months ended September 30, 2012 of $135.2 million compared with a net loss of $18.6 million for the nine months ended September 30, 2011. The decrease in results reflects lower insurance and investment product fees and higher policy benefits expenses. These items were partially offset by higher net investment income.

Insurance and investment product fees on our life and annuity products decreased $19.3 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. Lower fees were primarily a result of a decrease in cost of insurance charges related to declining life insurance in force and a decrease in surrender charges consistent with lower policy surrenders.

Net investment income increased by $25.8 million to $96.5 million for the nine months ended September 30, 2012 compared to $70.7 million for the nine months ended September 30, 2011. The increase was due to higher investment income on long-term debt securities as a result of additional purchases made during the year due to the growth in fixed indexed annuities funds under management.

Net realized investment losses of $12.7 million were recognized for the nine months ended September 30, 2012 compared to net realized investment losses of $8.1 million for the nine months ended September 30, 2011. Realized investment losses were due to an impairment loss of $2.6 million on long-term debt securities and a net loss of $27.4 million on derivative assets and embedded derivative liabilities. The derivative loss was attributable to a loss of $21.1 million due to valuation and net transaction losses on derivative positions related to variable annuity and FIA guarantees. An additional $12.4 million loss was related to our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact. These derivative losses were offset by gains of $6.1 million on our embedded derivative liabilities associated with variable and fixed indexed annuity guarantees. A loss of $0.7 million related to the non-performance risk factor was included in the total derivative loss.

Policy benefits increased $71.6 million for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase in policy benefit expense was driven by adverse mortality and significant claim expenses, primarily related to universal life. Fluctuations in mortality are inherent in our lines of business. Annuity benefits increased due to changes in reserves on fixed indexed annuities associated with minimum death and income benefit guarantees, which were driven by increased annuity sales during the period.  Policy benefits expenses incurred during the quarter due to reserve unlocking adjustments as a result of our annual comprehensive review of actuarial assumptions in the third quarter of 2012.

The Company recognized a tax expense of $23.6 million for the nine months ended September 30, 2012 compared with a $16.8 million income tax benefit for the nine months ended September 30, 2011. The current period income tax expense includes $30.1 million of estimated current taxes offset by a benefit of $6.5 million related to the exception to intraperiod allocation rules in accordance with ASC 740-20, Accounting for Income Taxes – Intraperiod Tax Allocation.

Debt Securities

We invest in a variety of debt securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio.

Our debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities As of September 30, 2012, our debt securities, with a fair value of $2,966.2 million, represented 90.9% of total investments.

Debt Securities by Type and Credit Quality:	As of September 30, 2012
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$172.9	$168.2	$—	$—
State and political subdivision	107.4	97.4	1.0	1.3
Foreign government	43.2	38.1	7.7	6.3
Corporate	1,644.2	1,517.7	76.0	87.6
CMBS	266.0	240.4	3.5	4.6
RMBS	417.1	403.6	34.7	39.2
CDO/CLO	34.0	35.8	24.9	27.7
Other asset-backed	125.1	120.1	8.5	14.5
Total debt securities	$2,809.9	$2,621.3	$156.3	$181.2

Percentage of total debt securities	94.7%	93.5%	5.3%	6.5%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2012 in our debt securities portfolio are electric utilities (5.5%), banking (5.3%), diversified financial services (4.1%), oil (3.7%) and insurance (3.3%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of September 30, 2012
($ in millions)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities

Spain	$—	$1.0	$8.7	$9.7	0.3%
Italy	—	—	2.2	2.2	0.1%
Total	—	1.0	10.9	11.9	0.4%

All other Eurozone (1)	—	9.5	66.3	75.8	2.6%
Total	$—	$10.5	$77.2	$87.7	3.0%
———————
(1)	Includes Finland, France, Germany, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At September 30, 2012, 92.6% of the total residential portfolio was rated investment grade. We hold $100.6 million of RMBS investments backed by prime rated mortgages, $106.3 million backed by Alt-A mortgages and $47.2 million backed by sub-prime mortgages, which combined amount to 7.5% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 66% rated NAIC-1 and 20% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of September 30, 2012 totaled $2.1 million. These impairments consist of $0.5 million from prime, $0.7 million from Alt-A and $0.9 million from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in millions)	As of September 30, 2012
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost (1)	Value(1)	Account (2)	A	BBB	BB	B	Below	Default
Collateral
Agency	$206.7	$220.0	6.5%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	99.1	100.6	3.0%	74.0%	19.8%	5.8%	0.0%	0.0%	0.4%
Alt-A	106.8	106.3	3.1%	57.9%	25.9%	13.8%	2.4%	0.0%	0.0%
Sub-prime	52.6	47.2	1.4%	68.9%	6.7%	13.3%	4.3%	5.6%	1.2%
Total	$465.2	$474.1	14.0%	81.9%	10.7%	5.6%	1.0%	0.6%	0.2%
———————
(1)
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $22.4M classified as fair value investments on the balance sheet.  For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

(2)	Percentages based on market value.

Prime Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account (1)	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$73.3	$74.5	2.2%	0.0%	1.2%	6.3%	22.3%	44.2%	26.0%
NAIC-2	BBB	19.4	19.9	0.6%	0.0%	0.0%	1.2%	70.0%	28.8%	0.0%
NAIC-3	BB	5.7	5.8	0.2%	0.0%	0.0%	32.8%	23.1%	35.7%	8.4%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	0.7	0.4	0.0%	0.0%	0.0%	0.0%	23.3%	4.5%	72.2%
Total		$99.1	$100.6	3.0%	0.0%	0.9%	6.8%	31.8%	40.4%	20.1%
———————
(1)	Percentages based on market value

Alt-A Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account (1)	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$62.6	$61.6	1.8%	6.0%	4.9%	11.6%	28.8%	24.9%	23.8%
NAIC-2	BBB	27.5	27.4	0.8%	0.0%	0.0%	0.0%	31.7%	56.9%	11.4%
NAIC-3	BB	14.3	14.7	0.4%	0.0%	0.0%	0.0%	0.0%	79.8%	20.2%
NAIC-4	B	2.4	2.6	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$106.8	$106.3	3.1%	3.5%	2.8%	6.7%	24.9%	40.2%	21.9%
———————
(1)	Percentages based on market value.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account (1)	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$33.0	$32.5	0.9%	0.0%	7.2%	14.9%	23.9%	14.7%	39.3%
NAIC-2	BBB	3.2	3.2	0.1%	0.0%	25.3%	0.0%	69.4%	0.0%	5.3%
NAIC-3	BB	9.4	6.3	0.2%	0.0%	92.6%	7.4%	0.0%	0.0%	0.0%
NAIC-4	B	2.5	2.0	0.1%	0.0%	0.0%	0.0%	50.4%	0.0%	49.6%
NAIC-5	CCC and below	2.9	2.6	0.1%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-6	In or near default	1.6	0.6	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$52.6	$47.2	1.4%	0.0%	19.0%	11.3%	28.9%	10.1%	30.7%
———————
(1)	Percentages based on market value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of September 30, 2012
					Year of Issue
	S&P Equivalent	Amortized	Market	% General	Post-				2004 and
Rating	Designation	Cost (1)	Value(1)	Account (2)	2007	2007	2006	2005	Prior

NAIC-1	AAA/AA/A	$247.1	$272.8	8.1%	53.0%	8.4%	15.7%	12.3%	10.6%
NAIC-2	BBB	3.4	3.1	0.1%	0.0%	0.0%	86.6%	13.4%	0.0%
NAIC-3	BB	3.6	3.2	0.1%	0.0%	51.5%	48.5%	0.0%	0.0%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	1.8	1.3	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
NAIC-6	In or near default	0.9	0.3	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$256.8	$280.7	8.3%	51.6%	8.7%	16.8%	12.1%	10.8%
———————
(1)
Includes commercial mortgage-backed CDOs with amortized cost and market values of $2.3 million and $1.7 million, respectively.  CMBS holdings in this exhibit include $9.5 million classified as fair value investments on the balance sheet. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Total other-than temporary debt impairment losses	$(0.7)	$(4.7)	$(4.4)	$(7.0)
Portion of loss recognized in OCI	(0.3)	3.7	1.8	4.7
Net debt impairment losses recognized in earnings	$(1.0)	$(1.0)	$(2.6)	$(2.3)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	(0.2)	—	(0.4)
CMBS	—	—	(0.1)	—
RMBS	(0.8)	(0.8)	(2.1)	(1.8)
CDO/CLO	(0.1)	—	(0.1)	—
Other asset-backed	(0.1)	—	(0.3)	(0.1)
Net debt security impairments	(1.0)	(1.0)	(2.6)	(2.3)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(1.0)	(1.0)	(2.6)	(2.3)
Debt security transaction gains	20.8	0.2	21.4	2.4
Debt security transaction losses	(0.1)	—	(0.2)	(0.6)
Limited partnerships and other investment transaction gains	—	—	—	0.1
Limited partnerships and other investment transaction losses	(0.3)	—	(0.4)	—
Net transaction gains	20.4	0.2	20.8	1.9
Derivative instruments	(18.0)	34.8	(33.5)	23.2
Embedded derivatives(1)	6.6	(48.3)	6.1	(41.0)
Related party reinsurance derivatives	(4.2)	10.1	(3.5)	10.1
Net realized investment gains (losses), excluding impairment losses	$4.8	$(3.2)	$(10.1)	$(5.8)
Net realized investment gains (losses), including impairment losses	$3.8	$(4.2)	$(12.7)	$(8.1)
———————
(1)
Includes the change in fair value of embedded derivatives associated with variable annuity GMWB, GMAB and COMBO riders. See Note 8 “Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives” to our financial statements contained herein for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2012, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded in the first nine months of 2012 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the issuers have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $1.0 million for the third quarter of 2012 and $1.0 million for the third quarter of 2011 and $2.6 million for the first nine months of 2012 and $2.3 million for the first nine months of 2011. There were no limited partnership and other investment OTTIs for the three and nine months ended September 30, 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.3) million for the third quarter of 2012 and $3.7 million for the third quarter of 2011 and $1.8 million for the first nine months of 2012 and $4.7 million for the first nine months of 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Nine Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2012	2011	2012	2011
		As restated and amended		As restated and amended

Balance, beginning of period	$(20.0)	$(20.0)	$(21.3)	$(19.9)
Add: Credit losses on securities not previously impaired (1)	(0.2)	—	(0.5)	(0.5)
Add: Credit losses on securities previously impaired (1)	(0.4)	(0.7)	(1.4)	(0.8)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	1.0	0.3	3.6	0.8
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(19.6)	$(20.4)	$(19.6)	$(20.4)
———————
(1)	Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of comprehensive income.

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

Fixed Maturity Non-Credit OTTI Losses in AOCI, by Security Type:	Sept 30,	Dec 31,
($ in millions)	2012 (1)	2011 (1)
		As restated and amended
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	(0.6)	(5.1)
RMBS	(24.1)	(21.6)
CDO/CLO	(6.8)	(8.4)
Other asset-backed	1.2	0.7
Total fixed maturity non-credit OTTI losses in AOCI	$(31.8)	$(35.9)
———————
(1)	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

The following tables present certain information with respect to our gross unrealized gains and losses related to our investments in debt securities as of September 30, 2012. Applicable deferred policy acquisition costs and deferred income taxes further reduce the effect of unrealized gains and losses on our comprehensive income.

Duration of Gross Unrealized Losses on Securities:	As of September 30, 2012
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt securities
Total fair value	$286.7	$61.2	$14.4	$211.1
Total amortized cost	338.7	62.0	15.7	261.0
Unrealized losses	$(52.0)	$(0.8)	$(1.3)	$(49.9)
Number of securities	128	19	5	104

Investment grade:
Unrealized losses	$(21.5)	$(0.5)	$(0.1)	$(20.9)

Below investment grade:
Unrealized losses	$(30.5)	$(0.3)	$(1.2)	$(29.0)

For debt securities with gross unrealized losses, 41% of the unrealized losses after offsets pertain to investment grade securities and 59% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2012.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	As of September 30, 2012
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Debt securities
Unrealized losses over 20% of cost	$(38.6)	$(0.4)	$(2.0)	$(36.2)
Number of securities	27	1	2	24

Investment grade:
Unrealized losses over 20% of cost	$(13.7)	$(0.4)	$(1.7)	$(11.6)

Below investment grade:
Unrealized losses over 20% of cost	$(24.9)	$—	$(0.3)	$(24.6)

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

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity. For additional information regarding certain risks associated with our credit ratings, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting.” contained in “Item 1A: Risk Factors” in Part I of the 2012 Form 10-K.

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

On January 14, 2014, Moody’s Investor Services withdrew all ratings of The Phoenix Companies, Inc. including the Ba2 financial strength rating of the company's life insurance subsidiaries and the B1 debt rating of Phoenix Life's surplus notes. On September 25, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating. On June 21, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating. On March 20, 2013, Moody’s Investor Services maintained the review for downgrade for our financial strength rating of Ba2.  On December 12, 2012, Moody’s Investor Services placed our financial strength rating of Ba2 under review for downgrade. On December 16, 2011, Moody’s Investor Services affirmed our financial strength rating of Ba2 and changed their outlook from stable to positive.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2012, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2012 Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $1.0 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively. Employee benefit expense allocated to us for these benefits totaled $3.1 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively. Phoenix Life made contributions to the pension plans in the first quarter, second quarter and third quarter of 2012, of which $1.1 million, $1.2 million and $3.8 million has been allocated to us. By December 31, 2012, Phoenix Life does not expect to make any additional contributions to the pension plans by December 31, 2012. However, on July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions. Phoenix Life is currently evaluating its impact.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with regard to certain reserves. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. As such, no allowance has been established. At September 30, 2012, five major reinsurance companies account for approximately 74% of the reinsurance recoverable.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $320.1 million at December 31, 2011 to $398.8 million at September 30, 2012. The principal factors resulting in this increase were net income of $102.1 million offset by realized capital losses of $14.0 million and unrealized capital losses of $11.2 million.

Enterprise Risk Management

Our ultimate parent company, PNX, has an enterprise-wide risk management program under which PHL Variable operations are covered. We have an enterprise-wide risk management program. Our Chief Risk Officer reports to the Chief Executive Officer and monitors our risk management activities. The Chief Risk Officer provides regular reports to the Board without the presence of other members of management. Our risk management governance consists of several management committees to oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management. In all cases, these committees include one or more of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer.

See our 2012 Form 10-K for more information regarding enterprise risk management.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our management of market risk, see the Enterprise Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K. There were no material changes in our market risk exposure at September 30, 2012 compared with December 31, 2011.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of September 30, 2012, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that as of September 30, 2012 the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2012 Form 10-K. As disclosed in the 2012 Form 10-K, the President and Chief Financial Officer previously concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2012 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2012 were also present at September 30, 2012. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s interim financial statements.

To address these material weaknesses, management performed additional analyses and other procedures (as further described under the subheading “Management’s Remediation Initiatives” in the 2012 Form 10-K) to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Previously Identified Material Weaknesses

As previously disclosed in the 2012 Form 10-K, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see Part II, Item 9A of the 2012 Form 10-K.

Remediation Status

As disclosed in the 2012 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2012 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

Changes in Internal Control Over Financial Reporting

There were no material changes to the Company’s internal control over financial reporting during the third quarter of 2012.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

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

For a discussion of legal proceedings as of September 30, 2012, see Item 3, “Legal Proceedings” in Part I, Item 3 of our 2012 Form 10-K.

See Item 1A, “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K and Note 13 to our financial statements in this Form 10-Q for additional information.

Item 1A.            Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2012 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

As of September 30, 2012, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2012 Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.       Defaults Upon Senior Securities

Not applicable.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant

Dated: April 30, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)