Form 10-K
period 2013-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2014-08-22
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐     NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 21, 2014, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Form 10-K with the reduced disclosure format permitted by General Instruction (I)(1)(a) and (b) of Form 10-K.

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2013 (this “Form 10-K”) is being filed with the Securities and Exchange Commission (the “SEC”) by PHL Variable Insurance Company (“we,” “our,” “us,” the “Company,” or “PHL Variable”) prior to the filing of the Company’s Quarterly Reports on Form 10-Q for each of the periods ended March 31, June 30 and September 30, 2013 (the “2013 Quarterly Periods”). However, this Form 10-K does contain interim unaudited quarterly information for each of the four quarterly periods in 2013. Pursuant to the Order (as defined below), the Company intends to file Forms 10-Q covering each of the 2013 Quarterly Periods following the filing of this Form 10-K.

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and interim unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed prior to September 18, 2012 should no longer be relied upon and should be restated (the “Restatement”). On April 25, 2014, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) with the SEC containing the Restatement.

On February 12, 2014, PHL Variable and its ultimate parent, The Phoenix Companies, Inc. (“PNX” or “Phoenix”), submitted an Offer of Settlement with the SEC pursuant to which PHL Variable and Phoenix consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, PHL Variable and Phoenix have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PHL Variable and PNX each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

PNX filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10- K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, the Company and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which PHL Variable and Phoenix consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. PHL Variable and Phoenix each paid a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any PHL Variable and/or Phoenix periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made. PNX filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014 in compliance with the Amended Order. As of the date of filing of this Form 10-K, each of PHL Variable and Phoenix are subject to certain amended deadlines for their respective SEC periodic reports, as further described in the risk factor regarding the March 2014 Order and the Amended Order under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K. This Form 10-K is being filed in accordance with the Amended Order.

The delay in the filing of this Form 10-K is primarily as a result of the Restatement, Phoenix’s restatement of its financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), Phoenix’s insurance company subsidiaries’ restatements of their respective U.S. GAAP financial statements, and the utilization of interim measures taken to address weaknesses in the Company’s internal control over financial reporting, which has added to the time necessary to both prepare the Company’s U.S. GAAP financial statements for the year ended December 31, 2013 and complete the related audit process. Financial statements contained in this Form 10-K for periods ended on or prior to June 30, 2012 reflect the Restatement. Further, certain disclosures in this Form 10-K relating to our business, risk factors, legal proceedings and related matters are updated to include certain information for periods after December 31, 2013 through the date of the filing of this Form 10-K.

As of the date of filing of this Form 10-K, the Company has not filed any periodic reports under the Exchange Act for any period in 2014 and, as a result, U.S. GAAP financial information of the Company for 2014 has not yet been made publicly available.

For additional information regarding certain risks associated with the Company’s failure to file timely periodic reports and resume a timely filing schedule under the Exchange Act, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

PART I

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

In 2013, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 89% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Target Market

Our current target market consists of middle market and mass affluent families and individuals planning for or living in retirement. This market has a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement, income replacement and death benefits. Our target customer is age 50 or older with investable assets of $500,000 or less. Historically, our marketing strategies focused on high-net-worth and affluent households with sophisticated estate planning and other financial needs, and the majority of our life insurance and annuities in force reflects this market focus.

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

Major Products

Annuities

Fixed Indexed Annuities: This product provides single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2013, caps ranged from 1.25% to 5.50%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 28% of indexed annuity deposits in 2013 included premium bonuses ranging from 4% to 10% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases at a guaranteed rate established when the contract is sold and that is independent of the growth of the account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2013, approximately 93% of all indexed annuity contracts sold included a GMWB. Certain annuities with a GMWB also include an enhanced withdrawal benefit (“EWB”) that allows for an additional amount of guaranteed income if certain qualifying conditions are met (confinement to a nursing care facility and/or inability to perform activities of daily living). In 2013, approximately 20% of all indexed annuity contracts sold included an EWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2013, approximately 37% of all indexed annuity contracts sold included a GMDB.

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

Variable Annuities: This product allows contract owners to direct deposits into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. Deposits allocated to the general account earn interest at a specified rate of return determined by us, subject to certain minimums. In the separate investment accounts, the contract owner bears the risk of investment results. We credit to the separate investment accounts the return on the underlying investments in the separate account specified net of specified fees and charges.

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

Life Insurance

Universal Life: This product provides permanent insurance coverage with a tax deferred savings element. It allows the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of cost of insurance charges and administrative expenses, are invested in our general account and are credited interest at rates determined by us, subject to certain minimums. We retain the right within limits to adjust the fees we assess for providing administrative services and the rate we charge for the cost of insurance; these may be adjusted by us but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly deduction.

Indexed Universal Life: This product is a type of universal life where premiums may be allocated to a fixed interest account and/or a variety of indexed accounts that allow policyholders to earn index credits based on the performance of specific equity market or other price indices.

Variable Universal Life: This product is similar to universal life, except that premiums may be directed into a variety of separate investment accounts (accounts that are maintained separately from the other assets of the Company) or into the general accounts of the Company. In separate investment accounts, the policyholder bears the entire risk of the investment results. We collect fees for the management of these various investment accounts and the net return is credited directly to the policyholder’s accounts. Account balances invested in the general account earn interest at rates determined by us, subject to certain minimums. Specific charges are made against the accounts for administrative expenses and cost of insurance charges. We retain the right, within limits, to adjust the fees we assess for providing administrative services and the rate we charge for the cost of insurance; these may be adjusted by us but may not exceed guaranteed contractual limits. With some variable universal products, maintaining a certain premium level provides the policyholder with guarantees that protect the policy’s death benefit if, due to adverse investment experience, the policyholder’s account balance is zero.

Variable annuities, a limited number of fixed annuities and variable life products offered by the Company are registered under the federal securities laws. The Company has not offered these products to new customers since our audited financial statements for the most recent fiscal year end, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have not yet been completed. Existing customers with existing contracts have been able to continue to invest in these products and change investment elections, but certain investment alternatives have closed for new investment.

Distribution and Related Services

Independent Producers: We distribute our products through independent producers who serve the middle market and are typically affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing more than 11,500 independent producers. In 2013, nearly 2,200 producers sold our products. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs, and enhancing our servicing and support technology.

Saybrus Partners, Inc.: Saybrus, Phoenix’s distribution company, sells Phoenix products through selected independent producers and IMOs and provides consulting services to partner firms in support of policies written by companies other than Phoenix. Saybrus’ revenues primarily consist of commissions based on successful sales.

Investments

Investment activities are an integral part of our business and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2013, 96.0% of our total available-for-sale debt securities portfolio was investment grade. We invest a small percentage of our assets in limited partnerships and other investments that have variable returns. While our returns are more volatile, these asset classes have contributed substantially to our investment returns over time. As of December 31, 2013, 0.3% of cash and total investments were allocated to this asset class.

Hedging

Certain features of our variable and indexed annuity products expose us to risks such as equity price risk, equity volatility risk and interest rate risk. We hedge certain of those risks using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2013, our net mark-to-market exposure to derivative counterparties prior to credit valuation adjustment (“CVA”) was $128.0 million, and the post CVA net mark-to-market exposure was $127.0 million. All of our counterparties had a credit rating of A or better with at least one Nationally Recognized Statistical Rating Organization (“NRSRO”). For additional information regarding hedging related business risks, please see the risk factors entitled “We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating” and “Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

Policy Administration

As of December 31, 2013, we had 59,202 life insurance policies and 60,094 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with respect to certain statutory requirements. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2013, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

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

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding reinsurance.

Regulation

We are subject to regulation and supervision in each jurisdiction where they conduct business. Areas of regulation include the following:

•	Financial considerations, including standards of solvency, statutory reserves, reinsurance and capital adequacy;

•	Trade practices, market conduct and licensing of companies and agents;

•	Mandating certain insurance benefits and regulating certain premium rates;

•	Approval of policy forms and certain other related materials;

•	Permitted types and concentration of investments;

•	Permitted dividends or other distributions, as well as transactions between affiliates and changes in control; and

•	Approval of interest payments on surplus notes.

We file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. See Notes 15 and 18 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding late filings.

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

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. PHL Variable is currently under market conduct examination by the Connecticut Insurance Department. The Connecticut Insurance Department issued a financial examination report of PHL Variable on May 28, 2014. We expect to receive a final market conduct examination report in 2014.

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

PHL Variable reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risks involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2013, PHL Variable’s RBC ratio was in excess of 250% of company action level risk based capital, the highest regulatory threshold.

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

Our parent company, Phoenix Life, is a wholly owned subsidiary of PNX.

The following chart illustrates our corporate structure as of December 31, 2013.

	The Phoenix Companies, Inc.

100%	85%	100%

Phoenix Life Insurance Company	Saybrus Partners, Inc.	Other Subsidiaries

100%

PM Holdings, Inc.

100%

PHL Variable Insurance Company

100%

Other Subsidiaries

Item 1A.	Risk Factors

Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting.

We face risks related to the Restatement, the restatement of historical financial statements of our indirect parent, The Phoenix Companies, Inc. and that, following the filing of this Form 10-K, we remain delayed in our SEC reporting obligations.

As discussed in the 2012 Form 10-K in the Explanatory Note and in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in the 2012 Form 10-K (and as previously reported in our Current Report on Form 8-K, filed with the SEC on September 18, 2012, as amended by Forms 8-K/A filed with the SEC on November 8, 2012, March 15, 2013 and April 24, 2013, respectively), the Company’s audit committee concluded that certain of the Company’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements. Additionally, as previously reported by our indirect parent, PNX, in a Current Report on Form 8-K filed with the SEC on November 8, 2012, as amended by Forms 8-K/A filed by PNX with the SEC on March 15, 2013 and April 24, 2013, respectively, management of PNX concluded that certain of PNX’s previously issued financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements.

On April 25, 2014, the Company filed with the SEC the 2012 Form 10-K containing audited financial statements of PHL Variable for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC and other disclosures regarding the Restatement. On April 1, 2014, PNX filed with the SEC its 2012 Annual Report Form 10-K containing audited financial statements of PNX for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each quarter during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by PNX with the SEC and other disclosures regarding its U.S. GAAP restatement.

As a result of the Restatement, our SEC reporting obligations remain delayed as of the filing date of this Form 10-K, and we cannot assure when we will resume a timely filing schedule with respect to our SEC reports. Even after we complete these delayed filings, we expect to continue to face many of the risks and challenges related to the Restatement, including the following:

•
we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•
the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;

•	our failure to have current financial information available;

•
the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist-Order, dated August 1, 2014, including that the SEC may seek sanctions against or deregister PNX and the Company;

•
the risk of PNX’s failure to file its delayed SEC filings and 2014 Quarterly Reports on Form 10-Q by March 16, 2015, the extended deadline for providing these SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from PNX’s bondholders of PNX’s outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these SEC filings;

•
the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis;

•
further downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings;

•	our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating;

•
the incurrence of significant expenses related to the Restatement, the U.S. GAAP restatement undertaken by PNX, the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures, and the preparation of this Form 10-K and our delayed SEC reports;

•	diversion of management and other human resources attention from the operation of our business;

•
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

•	risks associated with our failure to file certain reports with state regulatory authorities.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We have concluded that there are material weaknesses in our internal control over financial reporting, which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Form 10-K and we cannot assure you that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As reported in “Item 9A: Controls and Procedures” of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of December 31, 2013. Some of the interim measures we have taken to address weaknesses in our internal control over financial reporting are manual, which are more time consuming to prepare, more prone to errors than computerized systems, and require more exhaustive audit processes. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and timely report information. This could cause investors to lose confidence in our reported financial and other information and cause an adverse effect on our business and results of operations. A failure to correct material weaknesses in our internal controls and to replace interim measures taken to address weaknesses could result in further restatements of financial statements and correction of other information filed with the SEC.

The extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

The completion of our Restatement involved many months of review and analysis, including highly technical analyses of our contracts and business practices, estimates and assumptions made by management, tax accounting and the proper application of relevant accounting rules and pronouncements. Many of the enhancements and changes to our processes are ongoing as of the filing date of this Form 10-K and we continue to integrate the complex changes we have already made. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort and expense that went into them, we cannot assure you that these extraordinary processes were adequate to identify and correct all material errors in our historical financial statements or that additional accounting errors will not come to light in the future in these or other areas.

While we have performed additional analyses and other procedures, and either implemented or plan to implement and test remediation measures as of the filing date of this Form 10-K, the previously identified material weaknesses have not been fully addressed and remediated. We continue to improve our internal control over financial reporting and disclosure controls and procedures by, among other things:

•	enhancing our existing accounting policies and procedures;

•	implementing changes in our finance and accounting organization;

•	adopting new accounting and reporting processes and procedures; and

•	introducing new or enhanced accounting systems and processes.

As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this Form 10-K, or that we will be able to timely comply with our reporting obligations in the future.

We have effected the Restatement through the filing of a single, multi-year comprehensive Annual Report on Form 10-K for the year ended December 31, 2012. We have not received any assurance from the SEC that such a comprehensive report satisfies our Restatement filing obligations and, if it is ultimately determined that it does not, we may be required to amend that comprehensive report and/or file other amended reports to effect the Restatement. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition.

Because we remain delayed in our SEC reporting obligations, we do not have current financial information available.

We have not yet filed our Quarterly Reports on Form 10-Q for each of the quarterly periods ended June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013 and March 31, 2013 (the “Delayed SEC Reports”). We are likely to be unable to file our Quarterly Report on Form 10-Q for the period ended September 30, 2014 on a timely basis and we expect to be current with all of our and PNX’s periodic reporting obligations by December 12, 2014. Until we file the Delayed SEC Reports and are otherwise current in our SEC filing requirements, there is a lack of current publicly available information concerning the results of operations and financial condition of the Company. Our ability to file the Delayed SEC Reports and resume a timely filing schedule with respect to our SEC reports is subject to a number of contingencies, including but not limited to, whether we continue to identify errors in our financial statements and whether existing systems and processes can be timely updated, supplemented or replaced.

We have previously announced that until we become current in our SEC reporting requirements and have filed with the SEC new registration statements or amendments to our existing registration statements covering our products to include required financial information, we will continue to not issue any new SEC-registered life insurance and annuity contracts. Phoenix Life similarly has announced that it will continue to not issue any new SEC-registered life insurance and annuity contracts until it has filed with the SEC amendments to its product registration statements to include updated financial information. Phoenix Life is delayed in filing certain U.S. GAAP financial statements with the SEC which it is required to file as a result of its SEC-registered life insurance and annuity contracts. In addition, until the Company becomes current in its SEC reporting requirements and the Company and Phoenix Life have filed with the SEC new registration statements or amendments to their existing registration statements covering their products to include required information, there will be ongoing uncertainty regarding our ability to continue to accept premiums, or to process certain other investment transaction requests, associated with our and Phoenix Life’s outstanding SEC-registered annuity and life contracts. In such an event, these actions may have a material adverse impact on our future revenues, our competitive position and consumer perception of our products, and our retention of existing contracts and may result in claims related to these SEC-registered products against us, PNX and Phoenix Life, any of which could have a material adverse effect on the Company’s business and financial results. In addition, in connection with our product offerings, we rely on third party vendors to supply vendor-generated products. Our failure to be current in our SEC filings may cause such vendors to terminate their relationships with us, which in turn may cause us to terminate many of our product offerings.

The Company and PNX have failed to comply with filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, and may fail to comply with the filing deadlines included in the Amended Cease-and-Desist Order, dated August 1, 2014, and if the Company and/or PNX fail to become timely under the Exchange Act as provided in the Amended Order and otherwise fail to comply with their respective filing obligations under the Exchange Act, the SEC may seek sanctions against both the Company and PNX. The Company and PNX may be subject to further investigation and potential regulatory action.

On February 12, 2014, the Company and PNX submitted an Offer of Settlement with the SEC pursuant to which the Company and PNX consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder.

The Company and PNX each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

PNX filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10- K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, PNX and the Company submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which the Company and PNX consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. PNX and the Company each paid a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Company and/or PNX periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made. PNX filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014 in compliance with the Amended Order.

The following table sets forth the deadlines in the Amended Order for the Company’s SEC periodic reports:

Phoenix Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 6, 2014
10-Q	Quarterly Period ended March 31, 2013	September 10, 2014
10-Q	Quarterly Period ended June 30, 2013	September 10, 2014
10-Q	Quarterly Period ended September 30, 2013	September 10, 2014
10-Q	Quarterly Period ended March 31, 2014	October 17, 2014
10-Q	Quarterly Period ended June 30, 2014	October 24, 2014
10-Q	Quarterly Period ended September 30, 2014	December 5, 2014

As of the date of filing of this Form 10-K, PNX believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.
The following table sets forth the deadlines in the Amended Order for PHL Variable’s SEC periodic reports:

PHL Variable Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 22, 2014
10-Q	Quarterly Period ended March 31, 2013	September 12, 2014
10-Q	Quarterly Period ended June 30, 2013	September 12, 2014
10-Q	Quarterly Period ended September 30, 2013	September 12, 2014
10-Q	Quarterly Period ended March 31, 2014	October 21, 2014
10-Q	Quarterly Period ended June 30, 2014	October 28, 2014
10-Q	Quarterly Period ended September 30, 2014	December 12, 2014

As of the date of filing of this Form 10-K, the Company believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. This Form 10-K was filed in compliance with the Amended Order.

The SEC has a broad range of potential actions, in addition to those set forth in the Amended Order, that may be taken against PNX and the Company for failure to comply with the undertakings in the March 2014 Order and the Amended Order noted above. Further, PNX is providing to the SEC certain information and documentation regarding the Restatement and the staff of the SEC has indicated to PNX that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon the Company and/or PNX fines, penalties, or other remedies, including the suspension of trading of PNX’s securities or deregistration of PNX and the Company under the Exchange Act, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may be time consuming, expensive and diverting management from the operation of our business and could have a material adverse effect on our business, financial condition and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees.

If PNX fails to file one or more of the Relevant PNX SEC Reports by March 16, 2015, it may seek additional consents from certain bondholders to extend the date for providing its Relevant SEC Reports to the Indenture Trustee.

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

Because of the delay in filing PNX’s 2012 Annual Report on Form 10-K and certain of its delayed SEC reports, the Trustee under the Indenture covering the Bonds sent notices of default under the Indenture initiating the 60-day cure periods thereunder. Consequently, PNX sought and successfully obtained the consents of Holders representing a majority of the outstanding principal amount of the Bonds (“Requisite Consents”) to amend the Indenture, and to provide related waivers, that allowed PNX to ultimately extend the date for providing its 2012 Annual Report on Form 10-K, its Quarterly Report on Form 10-Q for the third quarter 2012, its 2013 Quarterly Reports on Form 10-Q, its 2013 Form 10-K, and its 2014 Quarterly Reports on Forms 10-Q (collectively, the “Relevant PNX SEC Reports”) to the Trustee to a date on or prior to March 16, 2015. If PNX fails to file one or more of the Relevant PNX SEC Reports by March 16, 2015, PNX may seek an additional consent from the Holders to amend the Indenture, and to provide a related waiver, that will allow PNX to extend the date for providing such Relevant PNX SEC Reports to the Trustee.

If PNX does seek an additional consent from Holders to amend the Indenture and to provide a related waiver, there can be no assurance that it will receive the Requisite Consents to any additional amendments and waivers of the Reporting Covenant on a timely basis, or at all, or that the extension of the Reporting Covenant for the Relevant PNX SEC Reports will extend for a sufficient period of time to avoid an Event of Default, an acceleration event or other adverse impact on our business operations that may result therefrom. If PNX is unsuccessful in curing the default or obtaining the Requisite Consents to such additional amendments and waivers, the Trustee or the Holders of 25% or more of the outstanding principal amount of the Bonds will be able to accelerate payment of outstanding principal on the Bonds for the existing breach of the Reporting Covenant in accordance with the Indenture. In the event that Holders of a majority in principal amount of the Bonds do not provide PNX with the Requisite Consents to such amendments and waivers and determine to accelerate payment of the Bonds, PNX may lack the ability to meet those obligations out of its currently available cash and liquid assets available at the holding company. Although PNX believes that it could take actions designed to satisfy its obligations under the Indenture, there can be no assurance that any of these actions would be sufficient, available or available on satisfactory terms, any of which could materially and adversely impact PNX’s and our business, liquidity and financial position. Even if PNX is successful in amending the Indenture and obtaining a waiver from the Holders, there can be no assurances that PNX will make the filings with the SEC or the Trustee by such extended date, which could result in a default under the Indenture.

The outcome of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis are unpredictable and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The circumstances which gave rise to the Restatement, the U.S. GAAP restatements by PNX and Phoenix Life and the related SEC filing delays continue to create the risk of litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities, which could be expensive and damaging to our business and financial condition. For additional information regarding litigation related business risks, please see the risk factor below under “Risks Related to our Business” entitled, “Legal actions and proceedings are inherent in our businesses and could adversely affect our results of operations or financial position or harm our business or reputation.”

In connection with the Restatement, the failure by the Company to file the Delayed SEC Reports and become a timely filer under the Exchange Act, and PNX’s failure to file its corresponding SEC reports and become a timely filer under the Exchange Act, as well as the reported weaknesses in internal control over financial reporting, may subject the Company and PNX to a broad range of potential actions that may be taken against the Company and PNX by the staff of the SEC, including, but not limited to, a cease and desist order, suspension of trading of PNX’s securities, deregistration of PNX or the Company and/or the assessment of possible civil monetary penalties.

Any orders, actions or rulings relating to any of the foregoing that are not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

The events which caused the need for the Restatement and the failure to timely file the 2012 Form 10-K, this Form 10-K and certain of our other delayed SEC reports have resulted in certain rating agencies placing us on negative credit watch, downgrading our credit ratings and/or withdrawing these ratings and further credit rating downgrades of our financial strength ratings or withdrawal of these ratings are possible. These downgrades or withdrawals could result in an increase in policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign the Company and Phoenix Life financial strength ratings, and assign PNX debt ratings, based in each case on their opinions of the ability by the Company, PNX and Phoenix Life to meet their respective financial obligations.

Our ratings relative to other companies in the industry affect our competitive position. The Company, PNX and Phoenix Life and their securities have been placed on negative credit ratings watch and/or downgraded or withdrawn by certain rating agencies in connection with the events which caused the need for this Restatement and the failure to timely file the 2012 Form 10-K and certain of our and PNX’s delayed SEC reports. These recent developments and any future rating downgrades or withdrawals may cause reputational damage, which could materially and adversely affect our ability to distribute our products through unaffiliated third parties, new sales of our products, the persistency of existing customers, increase policy surrenders and withdrawals and our ability to borrow. We cannot predict what actions rating agencies may take, or what actions we may take in response. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency. Financial statement restatements may result in downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings, any of which could negatively impact our liquidity. Such an increase would decrease our earnings, could reduce access to financing and have a material adverse effect on our operations.

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

We have incurred and expect to continue to incur significant expenses related to the Restatement, the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures, the preparation of this Form 10-K and the Delayed SEC Reports, and the efforts otherwise necessary for the Company and PNX to each become a timely filer under the Exchange Act.

We have devoted and expect to continue to devote substantial internal and external resources to remediation relating to the Restatement, the PNX U.S. GAAP restatement, and the preparation and filing of this Form 10-K and the preparation of the Delayed SEC Reports, and otherwise becoming a timely filer under the Exchange Act. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services, consent waivers as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses in our internal control over financial reporting and our disclosure controls and procedures, could have a material adverse effect on our business, profitability and financial condition. For additional information regarding principal accounting fees and services, please see Part III, Item 14 of this Form 10-K.

The Restatement process, the preparation of this Form 10-K, the preparation of the Delayed SEC Reports, and the efforts otherwise necessary for the Company and PNX to each become a timely filer under the Exchange Act have diverted, and continue to divert, management and other human resources from the operation of our business. The absence of timely and accurate financial information may hinder our ability to effectively manage the business of the Company.

The Restatement process and the preparation of this Form 10-K, the Delayed SEC Reports, and the efforts otherwise necessary for the Company and PNX to each become a timely filer under the Exchange Act have diverted, and continue to divert, management and other human resources from the operation of our business. As a result of the delay in completing the Restatement, we have delayed filing our Delayed SEC Reports and we are likely to be unable to file our Quarterly Report on Form 10-Q for the period ending September 30, 2014 on a timely basis and we expect to be current with all of our and PNX’s periodic reporting obligations by December 12, 2014. The Board of Directors, members of management, and the accounting, legal, administrative and other staff of the Company and PNX have spent significant time on the Restatement and the U.S. GAAP restatements of the Company and Phoenix Life, and continue to spend significant time on the preparation of the Delayed SEC Reports, related disclosures and remediation of disclosure controls and procedures and internal control over financial reporting of the Company and PNX’s insurance company subsidiaries, and efforts otherwise necessary for the Company and PNX to each become a timely filer under the Exchange Act. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business. In addition, current, accurate financial information is essential to the management of our complex business, including controlling the financial risk associated with the products that the Company offers and sells. The absence of current publicly available financial information may make it more difficult to accomplish the strategic objectives of the Company.

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

As a result of PNX’s U.S. GAAP financial statement restatement, certain errors were found in our and Phoenix Life’s financial statements prepared in accordance with Statements of Statutory Accounting Principles (“Statutory”) filed with the applicable state insurance regulators. Those errors were corrected in subsequent filings with the applicable state insurance regulators. We do not believe the state insurance regulators will deem it necessary to adjust our or Phoenix Life’s historical unaudited Statutory financial statement filings with the applicable state insurance regulators. However, PNX concluded that the audited Statutory financial statements for the year ended December 31, 2012 filed by Phoenix Life with its applicable state insurance regulators, which restate Statutory financial statements for the year ended December 31, 2011, materially differ from the annual unaudited Statutory financial statements for the year ended December 31, 2012 previously filed by Phoenix Life. Also, the fact of the Restatement, PNX’s and Phoenix Life’s restatements, and the delay in our filing of periodic reports with the SEC, could result in various regulatory bodies conducting examinations or investigations and/or making inquiries of us and Phoenix Life concerning compliance with applicable laws and regulations, which may increase our compliance costs and the potential for regulatory investigations or proceedings or other claims. Any existing or future litigation, investigations, proceedings or claims that we, PNX and Phoenix Life are or could become involved in, or become the subject of, could have a material adverse effect on our financial condition, liquidity or financial statements.

Our failure to file, or timely file, audited Statutory financial statements with state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are required to file audited Statutory financial statements with the applicable regulatory authorities annually. As a result of the Restatement, we filed our audited Statutory financial statements for 2012 after the initial due date but within extensions granted by our domiciliary insurance regulator.

We have not timely filed our 2013 annual audited Statutory financial statements with our applicable state insurance regulators. We have received from our domiciliary insurance regulator extensions for submission of our 2013 annual audited Statutory financial statements and management’s report on internal control over financial reporting. We intend to seek further extensions, as necessary. If such extensions are not granted, failure to timely file such audited Statutory financial statements and management’s report can result in, among other things, the imposition of sanctions and penalties, including operating restrictions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

It is difficult to predict or determine the ultimate outcome of legal or regulatory proceedings or to provide reasonable ranges of potential losses. We believe that the outcomes of our litigation and regulatory matters are not likely, either individually or in the aggregate, to have a material adverse effect on our financial statements. However, given the large or indeterminate amounts and/or other remedies sought in certain of these matters and the inherent unpredictability of litigation and regulatory matters, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the way we conduct our business and our financial condition, liquidity or financial statements in particular quarterly or annual periods. For a more detailed discussion of certain current litigation and other proceedings please refer to the discussion under “Item 3: Legal Proceedings” of this Form 10-K.

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

Adverse experience relative to our pricing assumptions could also result in higher amortization of deferred policy acquisition costs. The recovery of deferred policy acquisition costs is dependent upon the future profitability of the related business. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in this Form 10-K. If our estimates of future gross profits or margins cannot support the continued amortization or recovery of deferred policy acquisition costs the amortization of such costs is accelerated in the period in which the pricing assumptions are changed, resulting in an “unlocking” charge to income. Such adjustments may in the future have a material adverse effect on our results of operations or financial condition.

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

Our valuation of debt securities and equity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially and adversely affect our results of operations and financial condition.

We record debt securities at fair value on our balance sheet. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, the valuation of securities may require the adoption of certain estimates and assumptions. In addition, prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and may change very rapidly as market conditions change or assumptions are modified. Significant changes in value may have a material adverse effect on our results of operations and financial condition. In addition, a decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (“OTTI”) has occurred. The decision on whether to record an OTTI or write-down is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the securities before recovery. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in this Form 10-K for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other than temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change, which could result in a material adverse effect on our results of operation and financial condition.

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

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us. Further, for as long as we remain delayed with our SEC reporting obligations, we are likely to continue to experience a certain amount of difficulty attracting and retaining highly qualified personnel, particularly at more senior levels, due to concerns about our status, and our ability to use our common stock to retain and motivate employees will also continue to be a challenge and subject us to certain restrictions.

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

Significant and fundamental changes in U.S. federal income tax laws, U.S. Treasury and other regulations have been made in recent years and additional changes are likely. Any such change may affect us. Moreover, judicial decisions, regulations or administrative pronouncements could unfavorably affect our tax costs and tax assets or make certain of our products less attractive to consumers.

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

State insurance laws regulate most aspects of our U.S. insurance businesses, and the Company and its insurance company affiliates are regulated by the insurance departments of the states in which they are domiciled and licensed. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	Financial considerations, including standards of solvency, statutory reserves, reinsurance, and capital adequacy;

•	Trade practices, market conduct, and licensing of companies and agents;

•	Mandating certain insurance benefits and regulating certain premium rates;

•	Approval of policy forms and certain other related materials;

•	Permitted types and concentration of investments; and

•	Permitted dividends or other distributions, as well as transactions between affiliates and changes in control.

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

It is possible that future accounting standards which we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data - Adoption of New Accounting Standards” in this Form 10-K for more information.

Item 1B.	Unresolved Staff Comments

As of December 31, 2013, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.	Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. As of December 31, 2013, we also leased space in two garages in Hartford, Connecticut for employee parking, one of which was terminated as of June 1, 2014. Property is also leased for our home office in East Greenbush, New York.

Item 3.	Legal Proceedings

See Note 16 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for a discussion of our legal proceedings, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, PNX.

Dividends

In 2013, 2012 and 2011, we did not pay any dividends.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatement, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against or deregister PNX and the Company; (v) the risk of PNX’s failure to file its delayed SEC filings and its 2014 Quarterly Reports on Form 10-Q by March 16, 2015, the extended deadline for providing these SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of its outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these SEC filings; (vi) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis; (vii) further downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (viii) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (ix) the incurrence of significant expenses related to the Restatement, the U.S. GAAP restatement undertaken by PNX, the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures, and the preparation of this Form 10-K and our delayed SEC reports; (x) diversion of management and other human resources attention from the operation of our business; (xi) the risk that the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent Statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and (xii) risks associated with our failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) limited access to external sources of liquidity and financing; (vii) the effect of guaranteed benefits within our products; (viii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (ix) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (x) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (xi) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xvii) regulatory actions or examinations may harm our business; and (xviii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s discussion and analysis reviews our financial condition at December 31, 2013 and 2012; our results of operations for the years 2013, 2012 and 2011; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with our financial statements in this Form 10-K.

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

In 2013, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 89% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•
Fees on life and annuity products consist primarily of: (i) cost of insurance (“COI”) charges, which are based on the difference between policy face amounts and the account values (referred to as the NAR); (ii) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (iii) premium-based fees to cover premium taxes and renewal commissions; and (iv) surrender charges.

•
Policy benefits include death claims net of reinsurance cash flows, including ceded premiums and recoverables, interest credited to policyholders and changes in policy liabilities and accruals. Certain universal life reserves are based on management’s assumptions about future COI fees and interest margins which, in turn, are affected by future premium payments, surrenders, lapses and mortality rates. Actual experience can vary significantly from these assumptions, resulting in greater or lesser changes in reserves. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes to these reserves.

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

•
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

•
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

•
Income tax expense/benefit consists of both current and deferred tax provisions. The computation of these amounts is a function of pre-tax income or loss and the application of relevant tax law and U.S. GAAP accounting guidance. In assessing the realizability of our deferred tax assets, we make significant judgments with respect to projections of future taxable income, the identification of prudent and feasible tax planning strategies and the reversal pattern of the Company’s book-to-tax differences that are temporary in nature. We also consider the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. Based on our assessment, we have recorded a valuation allowance against a significant portion of our deferred tax assets based upon our conclusion that there is insufficient objective positive evidence to overcome the significant negative evidence from our cumulative losses in recent years. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheets as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheets as an increase in policyholder liabilities. Premiums and deposits for other products are reflected on our balance sheets as an increase in policy liabilities and accruals.

Recent Trends in Earnings Drivers

•
Net realized investment gains (losses). Net realized investment gains, excluding OTTI, of $5.4 million were recognized for the twelve months ended December 31, 2013 compared to net realized investment losses, excluding OTTI, of $19.5 million for the twelve months ended December 31, 2012. The change in the net realized investment gains is primarily attributable to a decrease in realized losses on derivatives that are used to hedge the risks associated with variable annuity guarantees and the fixed indexed annuity liabilities. For the twelve months ended December 31, 2013 there were losses on derivative investments of $23.1 million, while there were losses of $49.0 million for the twelve months ended December 31, 2012. The continued improvement in the equity markets results in losses on the derivatives that are used to hedge the risk associated with the variable annuity guarantees, that are offset by gains on the derivatives that are used to hedge the risks associated with the fixed indexed annuities. The fixed indexed annuity hedging gains were more significant in 2013 due to more significant increases in the equity market in 2013 than in 2012, as well as additional derivatives purchased due to continued sales of fixed indexed annuities.

•
Policy benefits. Policy benefits decreased $110.3 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in policy benefit expenses is primarily due to gains on guaranteed insurance benefit liabilities and reserves for profits followed by losses of $84.1 million as a result of assumption changes made during the annual comprehensive review of assumptions in the fourth quarter of 2013. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

•
Operating expenses. Operating expenses increased by $13.2 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting services primarily as a result of the restatement.

•
Income taxes. The effective tax rate for 2013 and 2012 was (63.8%) and (13.3%) respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2013 was the dividend deduction and a decrease in the valuation allowance on the pre-tax income. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in 2012 was the dividend received deduction and an increase in the valuation allowance on the pre-tax loss.

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

Impact of New Accounting Standards

For a discussion of accounting standards and changes in accounting, see Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

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

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize deferred policy acquisition costs (“DAC”) based on the related policy’s classification. For universal life, variable universal life and deferred annuities, deferred policy acquisition costs are amortized in proportion to estimated gross profits (“EGPs”) discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. EGPs are based on historical and anticipated future experience which is updated periodically.

Deferred policy acquisition costs are adjusted through other comprehensive income (“OCI”) each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

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
Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. A mortality improvement assumption is also incorporated into the overall mortality table. These assumptions can vary by issue age, gender, underwriting class and policy duration.

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

Annually, we complete a comprehensive assumption review where management makes a determination of best estimate assumptions based on a comprehensive review of recent experience and industry trends. Assumption changes resulting from this review may change our estimates of EGPs in the DAC, SIA, and URR models, as well as projections within the death benefit and other insurance benefit reserving models, the profits followed by losses reserve models, and cost of reinsurance models. Throughout the year, we may also update the assumptions and adjust these balances if emerging data indicates a change is warranted. All assumption changes, whether resulting from the annual comprehensive review or from other periodic assessments, are considered an unlock in the period of revision and adjust the DAC, SIA, URR, death and other insurance benefit reserves, profits followed by losses reserve, and cost of reinsurance balances in the balance sheets with an offsetting benefit or charge to income to reflect such changes in the period of the revision. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being more favorable than previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being less favorable than previous estimates.

Our process to assess the reasonableness of the EGPs uses internally developed models together with consideration of applicable recent experience and analysis of market and industry trends and other events. Actual gross profits that vary from management’s estimates in a given reporting period may also result in increases or decreases in the rate of amortization recorded in the period.

An analysis is performed annually to assess if there are sufficient gross profits to recover the deferred policy acquisition costs associated with business written during the year. If the estimates of gross profits cannot support the recovery of deferred policy acquisition costs, the amount deferred is reduced to the recoverable amount.

Over the last several years, the Company has revised a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates resulting in a change to future gross profits and the amortization of DAC, SIA and URR in 2013 are related to changes in expected premium persistency, and the incorporation of a mortality improvement assumption. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.
Policy Liabilities and Accruals

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

We expect that our universal life block of business will generate profits followed by losses and, therefore, we establish an additional liability to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

The Company periodically reviews its estimates of actuarial liabilities for policyholder benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.

See Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information.

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

The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2013 fair value of $74.8 million would increase to $79.7 million if the spread were decreased by 50 basis points. If the spread were increased by 50 basis points, the fair value would decrease to $70.2 million.

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

Fair Value of Securities	As of
by Pricing Source: [1]	December 31, 2013
($ in millions)	Fixed	% of
	Maturities	Total
	at Fair Value	Fair Value
Priced via independent market quotations	$2,367.8	67.5%
Priced via matrices	988.8	28.2%
Priced via broker quotations	50.9	1.5%
Priced via other methods	18.8	0.5%
Short-term investments [2]	81.0	2.3%
Total	$3,507.3	100.0%
———————

[1]	Inclusive of short-term investments.

[2]	Short-term investments are valued at amortized cost, which approximates fair value.

See Note 9 to our financial statements under Item 8 “Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures of our fair value methodologies.

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

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its debt securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss, as summarized in the, “Duration of Gross Unrealized Losses on Securities” section. An extended and severe unrealized loss position on a debt security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given by the Company to an extended decline in market value and the likelihood such market value decline will recover.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of the future expected cash flows to be collected for the security.

See Note 6 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Debt Securities” and “Enterprise Risk Management” sections of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information.

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

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. U.S. GAAP requires an assessment of the realizability of deferred tax assets in order to determine whether a valuation allowance should be recorded. The total deferred tax asset, net of any valuation allowance, represents the deferred tax asset that management estimates to be realizable. The assessment of the realizability of deferred tax assets involves management making assumptions and judgments about all available positive and negative evidence including the reversal of gross deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent operating results, including the existence of cumulative income (loss) incurred over the three-year period ended December 31, 2013.

As of December 31, 2013, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $74.2 million has been recorded on net deferred tax assets of $102.2 million. The valuation allowance recorded constitutes a full valuation allowance on the net deferred tax assets that require future taxable income in order to be realized. The remaining deferred tax asset of $28.0 million attributable to available-for-sale debt securities with gross unrealized losses do not require a valuation allowance due to our ability and intent to hold these securities until recovery of fair or principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included a decrease of $31.7 million in net loss and an increase of $0.5 million in OCI-related deferred tax balances.

The calculation of tax liabilities involves uncertainties in applying certain tax laws. ASC 740 provides that a tax benefit that arises from an uncertain tax position that is more likely than not to be upheld upon IRS examination shall be recognized in the financial statements. The more likely than not threshold requires judgments made by management and the related tax liability is adjusted accordingly as new information becomes available. Due to the complexities of such uncertainties, tax payments made upon IRS examination may be materially different from the current estimate of tax liabilities. The impact of payments that differ from the recognized liability are reflected in the period in which the examinations are completed.

The Company has minimal uncertain tax positions and accordingly, the liability for uncertain tax positions is not material to the financial statements.

See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information related to income taxes.

Litigation Contingencies

The Company is a party to legal actions and is involved in regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations, and litigation-related contingencies to be reflected in the Company’s financial statements. It is possible that an adverse outcome in certain of the Company’s litigation or the use of different assumptions in the determination of amounts recorded could have a material effect upon the Company’s net income or cash flows in particular quarterly or annual periods.

Results of Operations

Summary Financial Data:	Years Ended		Increase (decrease) and
($ in millions)	December 31,		percentage change
	2013	2012	2013 vs. 2012

REVENUES:
Premiums	$13.9	$8.5	$5.4	64%
Insurance and investment product fees	367.6	365.3	2.3	1%
Net investment income	140.8	130.9	9.9	8%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.1)	(5.0)	3.9	(78%)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.9)	2.2	(3.1)	NM
Net OTTI losses recognized in earnings	(2.0)	(2.8)	0.8	(29%)
Net realized investment gains (losses), excluding OTTI losses	5.4	(19.5)	24.9	NM
Net realized investment gains (losses)	3.4	(22.3)	25.7	NM
Total revenues	525.7	482.4	43.3	9%
BENEFITS AND EXPENSES:
Policy benefits	286.5	396.8	(110.3)	(28%)
Policy acquisition cost amortization	88.4	103.5	(15.1)	(15%)
Other operating expenses	116.8	103.6	13.2	13%
Total benefits and expenses	491.7	603.9	(112.2)	(19%)
Income (loss) before income taxes	34.0	(121.5)	155.5	NM
Income tax expense (benefit)	(21.7)	16.2	(37.9)	NM
Net income (loss)	$55.7	$(137.7)	$193.4	NM
———————
Not meaningful (NM)

Analysis of Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

The Company recorded net income of $55.7 million for the twelve months ended December 31, 2013 as compared with a net loss of $137.7 million for the twelve months ended December 31, 2012. The increase in net income is primarily due to the following items:

•
Net realized investment gains, excluding OTTI, of $5.4 million were recognized for the twelve months ended December 31, 2013 compared to net realized investment losses, excluding OTTI, of $19.5 million for the twelve months ended December 31, 2012. The change in the net realized investment gains is primarily attributable to a decrease in realized losses on derivatives that are used to hedge the risks associated with variable annuity guarantees and the fixed indexed annuity liabilities. For the twelve months ended December 31, 2013 there were losses on derivative investments of $23.1 million, while there were losses of $49.0 million for the twelve months ended December 31, 2012. The continued improvement in the equity markets results in losses on the derivatives that are used to hedge the risk associated with the variable annuity guarantees, that are offset by gains on the derivatives that are used to hedge the risks associated with the fixed indexed annuities. The fixed indexed annuity hedging gains were more significant in 2013 due to more significant increases in the equity market in 2013 than in 2012, as well as additional derivatives purchased due to continued sales of fixed indexed annuities.

•
Policy benefits decreased $110.3 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease in policy benefit expenses is primarily due to gains on guaranteed insurance benefit liabilities and reserves for profits followed by losses of $84.1 million as a result of assumption changes made during the annual comprehensive review of assumptions in the fourth quarter of 2013. The most significant driver of the positive 2013 unlock results was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on universal life and variable universal life products.

•
Income taxes provided a benefit of $21.7 million for the twelve months ended December 31, 2013 compared with an expense of $16.2 million for the twelve months ended December 31, 2012. The primary driver of the income tax benefit is a decrease in the valuation allowance of $31.7.

Partially offsetting the increase in net income were the following items:

•
Operating expenses increased by $13.2 million for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting services primarily as a result of the restatement.

Effects of Inflation

For the years 2013, 2012 and 2011, inflation did not have a material effect on our results of operations.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. As reported in “Item 9A: Controls and Procedures” of this Form 10-K, the Company has concluded that there are material weaknesses in its internal control over financial reporting, which have materially adversely affected its ability to timely and accurately report its results of operations and financial condition, and that its disclosure controls and procedures are ineffective as of December 31, 2013. These material weaknesses have not been fully remediated as of the filing date of this report and the Company cannot assure that other material weaknesses will not be identified in the future. It is necessary for the Company to maintain effective internal control over financial reporting to prevent fraud and errors, and to maintain effective disclosure controls and procedures so that it can provide timely and reliable financial and other information. If the Company fails to maintain an effective system of internal controls, the accuracy and timing of its financial reporting may be adversely affected. Further, the absence of timely and reliable financial and other information about the Company’s business operations may inhibit the Company’s ability to identify operational risk. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC. See “Item 1A: Risk Factors” in Part I of this Form 10-K for a description of these and other risks that may impact the Company’s operations. Also see “Item 9A: Controls and Procedures” in Part II of this Form 10-K for more information regarding these weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans.

PNX has established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing operational risks. This committee meets periodically and includes membership that represents all significant operating, financial and staff departments of PNX. Among the risks the committee reviews and manages and for which it provides general oversight are business continuity risk, disaster recovery risk and risks related to the Company’s information technology systems.

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

We measure, manage and monitor market risk associated with our insurance and annuity business, as part of our ongoing commitment to fund insurance liabilities. We have developed an integrated process for managing the interaction between product features and market risk. This process involves our Corporate Finance, Corporate Portfolio Management and Life and Annuity Product Development departments. These areas coordinate with each other and report results and make recommendations to our Asset-Liability Management Committee (“ALCO”) chaired by the Chief Risk Officer.

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

Interest Rate Risk Management

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our debt security investments include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, asset-backed securities and mortgage-backed securities, most of which are exposed to changes in medium-term and long-term U.S. Treasury rates. Our exposure to interest rate changes results primarily from our significant holdings of fixed rate investments and our interest-sensitive insurance liabilities. Our insurance liabilities largely comprise dividend-paying universal life policies and annuity contracts.

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

We also manage interest rate risk by purchasing securities that feature prepayment restrictions and call protection. Our product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products. We regularly undertake a sensitivity analysis that calculates liability durations under various cash flow scenarios. In addition, we monitor the short- and medium-term asset and liability cash flows profiles by portfolio to manage our liquidity needs.

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2013, our asset and liability portfolio durations were reasonably matched.

The Company uses an industry recognized analytic model to calculate the fair value of its fixed income portfolio. The Company’s interest rate sensitivity analysis reflects the change in market value assuming a +/-100 basis point parallel shift in the yield curve. The down 100 basis point shift is floored at zero to prevent rates from going negative. The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of	As of
Fixed Income Financial Instruments:	December 31, 2013
($ in millions)	-100 Basis		+100 Basis
	Point		Point
	Change	Fair Value	Change

Cash and short-term investments	$262.1	$262.0	$261.7
Available-for-sale debt securities	3,628.4	3,426.3	3,231.1
Fair value investments [1]	50.2	48.6	46.9
Totals	$3,940.7	$3,736.9	$3,539.7
———————

[1]	Includes debt securities where the fair value option has been elected.

See Note 9 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on fair value instruments.

We also use derivative financial instruments, primarily interest rate swaps, to manage our residual exposure to fluctuations in interest rates. We enter into derivative contracts with a number of highly rated financial institutions, to both diversify and reduce overall counterparty credit risk exposure.

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

The table below shows the interest rate sensitivity of our derivatives measured in terms of fair value, excluding derivative liabilities embedded in products. These exposures will change as our insurance liabilities are created and discharged and as a result of portfolio and risk management activities.

Interest Rate Sensitivity of	As of
Derivatives:	December 31, 2013
($ in millions)		Weighted-	-100		+100 Basis
		Average	Basis		Basis
	Notional	Term	Point		Point
	Amount	(Years)	Change	Fair Value	Change

Equity Futures [1]	$159.7	0.3	$12.5	$12.5	$12.1
Interest Rate Swap	139.0	7.9	1.0	(2.9)	(6.2)
Variance Swap	0.9	3.0	(8.0)	(7.9)	(7.8)
Call Option [2]	155.3	0.1	21.9	22.0	22.0
Put Option	391.0	5.1	35.1	29.5	24.6
Swaption	3,902.0	1.1	7.0	30.7	99.0
Total	$4,747.9		$69.5	$83.9	$143.7
———————

[1]	Equity futures fair value includes margin account cash balance of $12.5 million.

[2]	Excludes call options, hedging fixed indexed annuity products.

See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information on derivative instruments.

To calculate duration for liabilities, we project liability cash flows under a number of stochastically generated interest rate scenarios and discount them to a net present value using a risk-free market rate increased for CSA. For interest-sensitive liabilities the projected cash flows reflect the impact of the specific scenarios on policyholder behavior as well as the effect of minimum guarantees. Duration is calculated by revaluing these cash flows at an alternative level of interest rates and by determining the percentage change in fair value from the base case.

Liabilities in excess of the policyholder account balance for universal life contracts, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. The universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which a liability is required to be held in addition to the policy liabilities recorded.

See the “Critical Accounting Estimates” section above for more information on deferred policy acquisition costs and policy liabilities and accruals.

To estimate the impact of a 100 basis point increase or decrease in interest rates, the Company revised estimated future new money yields thereby modifying future expected portfolio returns. These shocks resulted in higher or lower investment margins and discount rates for products subject to loss recognition and profits followed by losses. All material, interest sensitive blocks of business were considered; the most significant of which is universal life. We measured the impact upon deferred policy acquisition costs and policy liabilities.

Management believes that the Company’s exposure to interest rate volatility related to its fixed index annuity product is limited and has been omitted from the analysis below. This exposure is limited due to the short duration of the indexed credit feature and the lack of guaranteed minimum benefit exposure that varies with interest rates associated on the product.

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of	As of
Deferred Policy Acquisition Costs and	December 31, 2013
Policy Liabilities: ($ in millions)	-100 Basis Point Change	Deferred Policy Acquisition Costs [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal and variable universal life	$186.4	$192.6	$194.6	$433.9	$368.8	$359.4
Other life and annuity products [2]	—	—	—	46.9	44.4	42.3
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the yield curve is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these measurements provide a representation of interest rate sensitivity, they are based on our exposures at a point in time and may not be representative of future market results. These exposures will change as a result of new business, management’s assessment of changing market conditions and available investment opportunities.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2013, we held certain financial instruments that are sensitive to equity market movements, primarily related to our holdings of common stock and mutual funds, private equity partnership interests and other equities, as well as fair value equity instruments, equity options and other investments. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

The table below shows the sensitivity of our investments that are sensitive to public equity market movements measured in terms of their fair value.

Sensitivity to	As of
Public Equity Market Movements:	December 31, 2013
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

Limited partnerships and other investments [1]	$7.1	$7.9	$8.7
Derivative instruments [2]	90.3	83.9	78.7
———————

[1]
Includes private equity funds. The value of private equity investments are not highly correlated to public equity markets, because of their liquidity and valuation methodologies. Direct private equity investments have been included in the sensitivity because they have equity exposure for the Company.

[2]	Primarily includes swaptions, put options, call options and equity futures, excluding those associated with the fixed indexed annuity products.

Certain liabilities are sensitive to equity market movements. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies.

Certain variable annuity products sold by us contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2013, the difference between the GMDB and the current account value (NAR) for all existing contracts was $13.7 million. This was our exposure to loss had all contract owners died on December 31, 2013. See Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information.

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

Management believes that the Company’s exposure to equity market volatility related to its fixed index annuity product is limited and has been omitted from the analysis below. This exposure is limited to the indexed credit feature of the product, which is reasonably managed through the Company’s ongoing hedging program.

See Note 4 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information regarding deferred policy acquisition costs.

The table below shows the estimated equity risk sensitivity of our liability products that are sensitive to equity market movements measured in terms of their fair value.

Equity Risk Sensitivity of	As of
Our Liability Products:	December 31, 2013
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

GMAB [1]	$3.7	$1.5	$(0.7)
GMWB [1]	(2.3)	(5.1)	(7.8)
COMBO [1]	(0.3)	(0.4)	(0.4)
———————

[1]	The values above represent changes to balances before adjustment for unrealized gains/losses.

The selection of a 10% increase or decrease in equity prices is a hypothetical rate scenario used to demonstrate potential risk. While a 10% increase or decrease does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these fair value measurements provide a representation of equity market sensitivity, they are based on our exposures at a point in time and may not be representative of future market results. These exposures will change as a result of new business, management’s assessment of changing market conditions and available investment opportunities.

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

Using professional judgment and experience, we evaluate and weigh the relevance and significance of all readily available market information to determine the best estimate of fair value. The fair values investments with unobservable inputs are determined by management after considering prices from our pricing vendors. Fair values for debt securities are primarily based on yield curve analysis along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities.

See Note 9 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding the estimated fair value of investments.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of December 31, 2013, our available-for-sale debt securities, with a fair value of $3,426.3 million, represented 88.5% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of
($ in millions)		December 31, 2013
		Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost
NAIC	S&P Equivalent
Rating	Designation

1	AAA/AA/A	$1,936.3	56.5%	$1,924.4	56.6%
2	BBB	1,352.3	39.4%	1,343.6	39.4%
	Total investment grade	3,288.6	95.9%	3,268.0	96.0%
3	BB	108.8	3.2%	105.9	3.1%
4	B	19.5	0.6%	20.0	0.6%
5	CCC and lower	2.8	0.1%	3.8	0.1%
6	In or near default	6.6	0.2%	4.9	0.2%
	Total available-for-sale debt securities	$3,426.3	100.0%	$3,402.6	100.0%

Available-for-Sale Debt Securities by Type:	As of
($ in millions)	December 31, 2013
			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$68.6	$66.1	$3.3	$(0.8)	$2.5
State and political subdivision	154.6	156.2	3.8	(5.4)	(1.6)
Foreign government	65.5	63.1	2.7	(0.3)	2.4
Corporate	2,207.3	2,194.9	69.5	(57.1)	12.4
CMBS	253.7	241.9	13.0	(1.2)	11.8
RMBS	509.8	513.7	7.9	(11.8)	(3.9)
CDO/CLO	70.9	70.6	1.7	(1.4)	0.3
Other asset-backed	95.9	96.1	3.7	(3.9)	(0.2)
Total available-for-sale debt securities	$3,426.3	$3,402.6	$105.6	$(81.9)	$23.7

Available-for-Sale Debt Securities by Type and Credit Quality:	As of
($ in millions)	December 31, 2013
	Investment Grade		Below Investment Grade
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

U.S. government and agency	$68.6	$66.1	$—	$—
State and political subdivision	154.6	156.2	—	—
Foreign government	62.2	60.0	3.3	3.1
Corporate	2,096.5	2,085.0	110.8	109.9
CMBS	249.6	237.8	4.1	4.1
RMBS	500.2	504.6	9.6	9.1
CDO/CLO	64.3	65.4	6.6	5.2
Other asset-backed	92.6	92.9	3.3	3.2
Total available-for-sale debt securities	$3,288.6	$3,268.0	$137.7	$134.6
Percentage of total available-for-sale debt securities	96.0%	95.9%	4.0%	4.1%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2013 in our available-for-sale debt and short-term investment portfolio were banking (6.5%), electrical utilities (5.8%), diversified financial services (5.1%), oil (4.1%), and real estate investment trusts (3.2%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country	As of
($ in millions)	December 31, 2013
	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities [2]

Spain	$—	$1.0	$7.9	$8.9	0.2%
Ireland	—	—	6.9	6.9	0.2%
Italy	—	—	2.2	2.2	0.1%
Total	—	1.0	17.0	18.0	0.5%
All other Eurozone [1]	—	13.0	92.1	105.1	3.0%
Total	$—	$14.0	$109.1	$123.1	3.5%
———————

[1]	Includes Finland, France, Germany, Luxembourg and Netherlands.

[2]	Inclusive of available-for-sale debt securities and short-term investments.

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

Most of our RMBS portfolio is highly rated. At December 31, 2013, 97.9% of the total residential portfolio was rated investment grade. We hold $58.2 million of RMBS investments backed by prime rated mortgages, $73.9 million backed by Alt-A mortgages and $45.8 million backed by sub-prime mortgages, which combined amount to 4.3% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 94% being rated NAIC-1 and another 4% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments during the year ended December 31, 2013 totaled $1.5 million. These impairments consist of $0.1 million from prime, $1.0 million from Alt-A and $0.4 million from sub-prime.

Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2013
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost [1]	Value [1]	Account [2]	A	BBB	BB	B	Below	Default
Collateral
Agency	$357.8	$350.9	8.7%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	57.3	58.2	1.4%	79.3%	16.1%	4.6%	0.0%	0.0%	0.0%
Alt-A	73.2	73.9	1.8%	78.9%	12.1%	9.0%	0.0%	0.0%	0.0%
Sub-prime	44.7	45.8	1.1%	93.5%	3.1%	1.2%	2.2%	0.0%	0.0%
Total	$533.0	$528.8	13.0%	94.2%	3.7%	1.9%	0.2%	0.0%	0.0%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $19.0 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

Prime Mortgage-Backed Securities:
($ in millions)		As of December 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$45.4	$46.2	1.1%	0.0%	0.0%	4.3%	27.0%	48.9%	19.8%
NAIC-2	BBB	9.3	9.4	0.2%	0.0%	6.6%	18.3%	49.7%	18.5%	6.9%
NAIC-3	BB	2.6	2.6	0.1%	0.0%	0.0%	0.0%	21.0%	79.0%	0.0%
NAIC-4	B	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	—%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%
Total		$57.3	$58.2	1.4%	0.0%	1.1%	6.4%	30.4%	45.3%	16.8%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of December 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$57.9	$58.3	1.4%	2.0%	5.2%	8.8%	12.9%	44.3%	26.8%
NAIC-2	BBB	8.9	9.0	0.2%	0.0%	0.0%	0.0%	0.0%	83.3%	16.7%
NAIC-3	BB	6.4	6.6	0.2%	0.0%	0.0%	0.0%	43.6%	27.6%	28.8%
NAIC-4	B	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Total		$73.2	$73.9	1.8%	1.6%	4.1%	6.9%	14.1%	47.6%	25.7%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of December 31, 2013
					Year of Issue
	S&P Equivalent	Amortized	Market	% Investment	Post-					2003 and
Rating	Designation	Cost	Value	Assets [1]	2007	2007	2006	2005	2004	Prior

NAIC-1	AAA/AAA/A	$41.7	$42.8	1.1%	0.0%	26.4%	9.4%	27.4%	4.3%	32.5%
NAIC-2	BBB	1.4	1.4	—%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-3	BB	0.5	0.6	—%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%
NAIC-4	B	1.1	1.0	—%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	—	—	—%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$44.7	$45.8	1.1%	0.0%	24.7%	10.0%	30.9%	4.0%	30.4%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of December 31, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value [1]	% Investment Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AAA/A	$239.9	$251.9	6.2%	66.9%	5.0%	13.8%	11.1%	3.2%
NAIC-2	BBB	2.8	2.8	0.1%	0.0%	0.0%	85.1%	14.9%	0.0%
NAIC-3	BB	3.5	3.4	0.1%	0.0%	51.7%	48.3%	0.0%	0.0%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	2.2	2.5	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$248.4	$260.6	6.4%	64.6%	5.5%	14.9%	10.9%	4.1%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $2.0 million and $2.3 million, respectively. CMBS holdings in this exhibit include $4.5 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

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

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2013	2012	2011

Total other-than-temporary debt impairments	$(1.1)	$(5.0)	$(9.7)
Portion of loss recognized in OCI	(0.9)	2.2	6.9
Net debt impairments recognized in earnings	$(2.0)	$(2.8)	$(2.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	(0.1)	—
Foreign government	—	—	—
Corporate	—	—	(0.4)
CMBS	(0.3)	(0.1)	(0.4)
RMBS	(1.5)	(1.9)	(1.5)
CDO/CLO	(0.2)	(0.4)	(0.4)
Other asset-backed	—	(0.3)	(0.1)
Net debt security impairments	(2.0)	(2.8)	(2.8)
Equity security impairments	—	—	(0.4)
Impairment losses	(2.0)	(2.8)	(3.2)
Debt security transaction gains	11.3	22.8	2.5
Debt security transaction losses	(0.4)	(0.7)	(0.7)
Limited partnerships and other investment gains	—	—	0.1
Limited partnerships and other investment losses	—	(0.3)	(0.1)
Net transaction gains (losses)	10.9	21.8	1.8
Derivative instruments	(23.1)	(49.0)	6.2
Embedded derivatives [1]	17.6	11.2	(33.2)
Related party reinsurance derivatives	—	(3.5)	9.0
Assets valued at fair value	—	—	—
Net realized investment gains (losses), excluding impairment losses	5.4	(19.5)	(16.2)
Net realized investment gains (losses), including impairment losses	$3.4	$(22.3)	$(19.4)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt securities in 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings were $2.0 million in 2013, $2.8 million in 2012 and $2.8 million in 2011. There were equity security OTTIs of $0 in 2013, $0 in 2012 and $0.4 million in 2011. There were no limited partnerships and other investment OTTIs in 2013, 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.9) million in 2013, $2.2 million in 2012 and $6.9 million in 2011.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2013	2012	2011
($ in millions)
Balance, beginning of period	$(17.8)	$(21.3)	$(19.9)
Add: Credit losses on securities not previously impaired [1]	(0.3)	(1.4)	(1.0)
Add: Credit losses on securities previously impaired [1]	(0.8)	(1.2)	(1.4)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	0.3	6.1	1.0
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(18.6)	$(17.8)	$(21.3)
———————

[1]
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	As of December 31,
($ in millions)	2013 [1]	2012

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	(0.4)	(0.6)
RMBS	(8.6)	(9.0)
CDO/CLO	(3.0)	(3.3)
Other asset-backed	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(13.7)	$(14.6)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	As of
($ in millions)	December 31, 2013
		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Total fair value	$1,424.6	$447.0	$777.6	$200.0
Total amortized cost	1,506.5	454.8	823.6	228.1
Unrealized losses	$(81.9)	$(7.8)	$(46.0)	$(28.1)
Number of securities	404	120	205	79
Investment grade:
Unrealized losses	$(78.2)	$(7.7)	$(44.2)	$(26.3)
Below investment grade:
Unrealized losses	$(3.7)	$(0.1)	$(1.8)	$(1.8)

For available-for-sale debt securities with gross unrealized losses, 95.6% of the unrealized losses after offsets pertain to investment grade securities and 4.4% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	As of
($ in millions)	December 31, 2013
		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(12.1)	$(0.7)	$—	$(11.4)
Number of securities	10	2	—	8
Investment grade:
Unrealized losses over 20% of cost	$(11.0)	$(0.5)	$—	$(10.5)
Below investment grade:
Unrealized losses over 20% of cost	$(1.1)	$(0.2)	$—	$(0.9)

Liquidity and Capital Resources

In the normal course of business, we enter into transactions involving various types of financial instruments such as debt securities. These instruments have credit risk and also may be subject to risk of loss due to interest rate and market fluctuations.

Our liquidity requirements principally relate to the liabilities associated with various life insurance and annuity products and operating expenses. Liabilities arising from life insurance and annuity products include the payment of benefits, as well as cash payments in connection with policy surrenders, withdrawals, and loans.

Historically, we have used cash flow from operations, investing activities and capital contributions from our shareholder to fund liquidity requirements. Our principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits, and charges on insurance policies and annuity contracts. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets, and investment income.

Summary Cash Flows:	Years Ended December 31,
($ in millions)	2013	2012

Cash used for operating activities	$(130.5)	$(165.4)
Cash used for investing activities	(487.3)	(627.2)
Cash provided by financing activities	715.7	826.2
Change in cash and cash equivalents	$97.9	$33.6

2013 compared to 2012

Cash used for operating activities decreased by $34.9 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was driven by lower death benefits paid for universal life during 2013 in conjunction with reduced commissions paid related to lower sales of our fixed indexed annuity product. Partially offsetting this increase were increased audit and consulting fees related to the Restatement.

Cash flows used for investing activities decreased $139.9 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of an decrease in purchases of short term investments. This is primarily driven by less cash being provided by financing and operating activities, namely due to a reduction in deposits and an increase in withdrawals of fixed index annuities, combined with significantly increased holdings of cash and cash equivalents in lieu of reinvestment.

Cash flows provided by financing activities decreased $110.5 million during the year ended December 31, 2013. This decline was primarily a result of a decrease in policyholder deposits of fixed indexed annuities when compared to 2012. Offsetting this decline was the issuance of $30.0 million of debt during 2013, which were purchased by PNX. See Note 11 to our financial statements under “Indebtedness due to affiliate” under "Item 8. Financial Statements and Supplementary Data" in this Form 10-K for additional information on this transaction.

Annuity Actuarial Reserves and Deposit Fund Liability	As of December 31,
Withdrawal Characteristics:	2013		2012
($ in millions)	Amount [1]	Percent	Amount [1]	Percent

Not subject to discretionary withdrawal provision	$177.1	4%	$187.7	5%
Subject to discretionary withdrawal without adjustment	312.1	7%	311.5	7%
Subject to discretionary withdrawal with market value adjustment	2,078.9	46%	1,727.8	41%
Subject to discretionary withdrawal at contract value less surrender charge	29.6	1%	35.8	1%
Subject to discretionary withdrawal at market value	1,903.2	42%	1,922.3	46%
Total annuity contract reserves and deposit fund liability	$4,500.9	100%	$4,185.1	100%
———————

[1]
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

The cash value of certain individual life insurance policies increase over the lives of the policies. Policyholders have the right to borrow an amount up to a certain percentage of the cash value on those policies. As of December 31, 2013, we had approximately $689.8 million in cash values with respect to which policyholders had rights to take policy loans. For eligible policies, the majority of policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2013 were $66.1 million.

The primary liquidity risks regarding cash inflows from the investing activities are the risks of default by debtors, interest rate and other market volatility, and potential illiquidity of investments. We closely monitor and manage these risks.

We believe that the existing and expected sources of liquidity are adequate to meet both current and anticipated needs.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the companies’ ability to meet their financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity. For additional information regarding certain risks associated with our credit ratings, please see the risk factors under “Risks Related to the Restatement, Failure to File Timely Periodic Reports with the SEC and our Internal Control Over Financial Reporting.” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

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

On January 14, 2014, Moody’s Investor Services withdrew all ratings of The Phoenix Companies, Inc. including the Ba2 financial strength rating of the Company’s life insurance subsidiaries and the B1 debt rating of Phoenix Life’s surplus notes. On September 25, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating. On June 21, 2013, Moody’s Investor Services maintained the review for downgrade for our Ba2 financial strength rating. On March 20, 2013, Moody’s Investor Services maintained the review for downgrade for our financial strength rating of Ba2. On
December 12, 2012, Moody’s Investor Services placed our financial strength rating of Ba2 under review for downgrade. On December 16, 2011, Moody’s Investor Services affirmed our financial strength rating of Ba2 and changed their outlook from stable to positive.

On August 12, 2014, Standard & Poor's lowered its financial strength ratings on Phoenix Life and PHL Variable to B+ from BB- and affirmed its B- long-term counterparty credit rating on The Phoenix Companies, Inc. They removed the ratings from CreditWatch and assigned a negative outlook. They also affirmed The Phoenix Companies, Inc.'s long-term counterparty credit rating. On May 20, 2014, Standard & Poor’s placed our financial strength rating of BB- and senior debt rating of B- on CreditWatch with negative implications. On May 22, 2013, Standard & Poor’s affirmed our financial strength rating of BB-. All ratings were removed from CreditWatch with Negative Implications and placed on negative outlook. On March 8, 2013, Standard & Poor’s placed our financial strength rating of BB- on CreditWatch Negative. On January 16, 2013, Standard & Poor’s affirmed our financial strength rating of BB-. They also removed the ratings from CreditWatch Negative and returned the outlook to stable. On December 7, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and placed it on CreditWatch Negative. On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and maintained their stable outlook on our ratings.

The financial strength ratings as of August 21, 2014 were as follows:

Financial Strength Ratings of
Rating Agency	Phoenix Life and PHL Variable	Outlook

A.M. Best Company, Inc.	B	Stable
Standard & Poor’s	B+	Negative

Reference in this report to any credit rating is intended for the limited purposes of discussing or referring to changes in our credit ratings or aspects of our liquidity or costs of funds. Such reference cannot be relied on for any other purposes, or used to make any inference concerning future performance, future liquidity or any future credit rating.

Financial Condition

Balance Sheets:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2013	2012	2013 vs. 2012
ASSETS
Available-for-sale debt securities, at fair value	$3,426.3	$2,972.3	$454.0	15%
Short-term investments	81.0	244.9	(163.9)	(67%)
Limited partnerships and other investments	10.5	6.7	3.8	57%
Policy loans, at unpaid principal balances	66.1	61.0	5.1	8%
Derivative instruments	237.8	149.4	88.4	59%
Fair value investments	48.6	38.5	10.1	26%
Total investments	3,870.3	3,472.8	397.5	11%
Cash and cash equivalents	181.0	83.1	97.9	118%
Accrued investment income	27.3	23.2	4.1	18%
Receivables	8.6	16.2	(7.6)	(47%)
Reinsurance recoverable	500.6	427.1	73.5	17%
Deferred policy acquisition costs	462.3	426.2	36.1	8%
Deferred income taxes, net	28.0	16.2	11.8	73%
Receivable from related parties	2.6	—	2.6	NM
Other assets	174.8	135.5	39.3	29%
Separate account assets	2,052.7	2,061.8	(9.1)	—%
Total assets	$7,308.2	$6,662.1	$646.1	10%

LIABILITIES
Policy liabilities and accruals	$1,899.0	$1,876.2	$22.8	1%
Policyholder deposit funds	2,762.8	2,349.8	413.0	18%
Indebtedness due to affiliate	30.0	—	30.0	100%
Payable to related parties	14.1	11.0	3.1	28%
Other liabilities	177.1	68.2	108.9	160%
Separate account liabilities	2,052.7	2,061.8	(9.1)	—%
Total liabilities	6,935.7	6,367.0	568.7	9%

STOCKHOLDER’S EQUITY
Common stock	2.5	2.5	—	—%
Additional paid in capital	847.2	802.2	45.0	6%
Accumulated other comprehensive loss	(11.9)	11.4	(23.3)	NM
Retained earnings (accumulated deficit)	(465.3)	(521.0)	55.7	(11%)
Total stockholder’s equity	372.5	295.1	77.4	26%
Total liabilities and stockholder’s equity	$7,308.2	$6,662.1	$646.1	10%
———————
Not meaningful (NM)

December 31, 2013 compared to December 31, 2012

Assets

The increase in total investments was primarily the result of purchases of new securities due to new deposits in the annuity business. Partially offsetting this were declines in the market value of available-for-sale debt securities resulting from increases in interest rates during 2013 and decreases in cash and short-term investments.

The increase in derivative instruments is primarily due to gains on the call options that are used to hedge the fixed indexed annuity business. This increase in derivative assets is offset by increases in derivative liabilities, which are recorded within other liabilities. The net derivative position of $127.0 million as of December 31, 2013 has not fluctuated significantly from the net derivative position of $103.7 million as of December 31, 2012.

The increase in reinsurance recoverables is primarily due to large claims at the end of 2013 that were not yet reimbursed by third-party reinsurers.

The increases in deferred policy acquisition costs overall are primarily driven by increases in the shadow component that offsets unrealized losses on investments within AOCI. The deferrals of commissions on new sales of fixed indexed annuities were relatively stable and were more than offset by continued amortization of previously deferred costs.

The increase in other assets is primarily due to an increase in the current tax asset recoverable from PNX, due to the existing tax sharing agreement.

Liabilities and Stockholder’s Equity

Policyholder deposit funds increased during the twelve months ended December 31, 2013 primarily as a result of continued sales of fixed indexed annuities.

The Company issued $30 million of surplus notes on December 30, 2013 which were purchased by PNX. The notes are due on December 30, 2043 and interest is paid annually at a rate of 10.5%.

The increase in other liabilities is due to additional accrued expenses related to audit and consulting services, and an increase in the fair value of derivative liabilities. The increase in the fair value of the derivative liabilities is offset by increases in derivative assets, which are recorded within investments. The net derivative position of $127.0 million as of December 31, 2013 has not fluctuated significantly from the net derivative position of $103.7 million as of December 31, 2012.

The increase in total stockholder’s equity was primarily a result of the net income recognized for the twelve months ended December 31, 2013 and capital contributions of $45.0 million during 2013. Partially offsetting these increases were additional accumulated other comprehensive losses associated with unrealized losses on available-for-sale debt securities due to the rise in interest rates during 2013.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:	As of
($ in millions)	December 31, 2013
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations Due
Purchase liabilities [1]	$9.1	$1.9	$3.8	$3.0	$0.4
Policyholder contractual obligation [2]	12,658.0	731.5	1,495.9	1,344.3	9,086.3
Total contractual obligations [3]	$12,667.1	$733.4	$1,499.7	$1,347.3	$9,086.7
Commercial Commitment Expirations
Other long-term liabilities [4]	$70.7	$70.3	$0.4	$—	$—
Total commercial commitments	$70.7	$70.3	$0.4	$—	$—
———————

[1]
Purchase liabilities relate to open purchase orders and other contractual obligations. This does not include purchases made by our ultimate parent company for which the resulting expenses are allocated to us when incurred.

[2]
Policyholder contractual obligations represent estimated benefits from life insurance and annuity contracts issued by us. Policyholder contractual obligations also include separate account liabilities, which are contractual obligations of the separate account assets established under applicable state insurance laws and are legally insulated from our general account assets.

Future obligations are based on our estimate of future investment earnings, mortality and surrenders. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K, policy liabilities and accruals are recorded on the balance sheets in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2013 balance sheets because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

[3]
We do not anticipate any increases to unrecognized tax benefits that would have a significant impact on the financial position of the Company. Therefore, no unrecognized tax benefits have been excluded from this table. See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on unrecognized tax benefits.

[4]
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

Employee benefit expense allocated to us for these benefits totaled $3.2 million, $4.6 million and $7.6 million for 2013, 2012 and 2011, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plan of which approximately $6.4 million will be allocated to us. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and was effective immediately. The law includes certain pension funding stabilization provisions, which the Company has taken advantage of in 2012.

See Note 13 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with regard to certain reserves. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2013, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

Statutory Capital and Surplus and Risk-Based Capital

Our statutory basis capital and surplus including asset valuation reserve (“AVR”) decreased from $321.0 million at December 31, 2012 to $235.2 million at December 31, 2013. The principal factor resulting in this decrease was $123.1 million of reserve strengthening, including consideration of results from asset adequacy analysis. This was partially offset by $45.0 million of capital contributions received from PM Holdings, Inc. and $30 million relating to the issuance of surplus notes issued by PHL Variable and purchased by PNX.

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Connecticut Insurance Department has regulatory authority to require various actions by, or take various actions against, insurers whose Total Adjusted Capital (capital and surplus plus AVR) does not exceed certain RBC levels.

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

The estimated RBC of PHL Variable as of December 31, 2013 was in excess of 250% of the Company Action Level.

See Note 15 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information about our management of market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K under the heading “Enterprise Risk Management.”

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of December 31, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that as of December 31, 2013 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.” The material weaknesses described below were first identified and reported in the 2012 Form 10-K.and have not been fully remediated as of December 31, 2013 due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

To address the material weaknesses described below, the Company performed additional analysis and other procedures (as further described below under the subheading “Management’s Remediation Initiatives”) to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Management, including the President and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that as of December 31, 2013, the material weaknesses in internal control over financial reporting described below have not been fully remediated due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations, insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

The above material weaknesses also contributed to the following material weaknesses in internal control over financial reporting which have been identified and included in management’s assessment as of December 31, 2013:

1.	Actuarial Finance and Valuation – The Company did not maintain effective controls over the actuarial process. Specifically:

•	The Company did not maintain effective controls to review and approve assumptions and methodologies used in the determination of actuarially derived insurance policy liability estimates.

•	The Company did not maintain effective systems and controls to appropriately measure actuarially derived balances for its fixed indexed annuity products.

•	The Company did not maintain effective controls over key actuarial spreadsheets and certain key reports to ensure the reliability of data, assumptions and valuation calculations.

•	The Company did not maintain effective controls over the application of U.S. GAAP to universal life reserves.

2.	Investments – The Company did not maintain effective controls over certain investment processes. Specifically:

•	The Company did not maintain effective controls over the recognition and measurement of impaired investments.

•
The Company did not maintain effective controls over the recognition and measurement of certain elements of net investment income as well as identifying embedded derivatives related to structured securities.

•	The Company did not maintain effective controls over internally priced securities, including private placement debt securities.

•	The Company did not maintain effective controls over classification in the fair value hierarchy disclosure.

•	The Company did not maintain effective controls to properly recognize and measure counterparty non-performance risk on non-collateralized derivatives.

3.	Reinsurance Accounting – The Company did not maintain effective controls for complex reinsurance treaties. Specifically:

•	The Company did not maintain effective controls to analyze, document and review U.S. GAAP accounting for reinsurance transactions at inception.

•
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

Each of these control deficiencies contributed to misstatements of the previously mentioned financial statements. Additionally, these control deficiencies could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

Management Changes

The Company has made a number of management changes in the finance organization with a focus on increasing U.S. GAAP knowledge and improving financial reporting processes in the organization. These changes include the appointment of a Chief Financial Officer, Chief Accounting Officer and head of actuarial finance. The Company also appointed a new Chief Risk Officer, a new head of Internal Audit and hired additional certified public accountants and actuaries with U.S. GAAP expertise to supplement the staff charged with compiling and filing its U.S. GAAP results. In addition, the Company has established a financial reporting controls committee comprised of members of senior management. The committee was established to provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of material weaknesses and other control deficiencies, controls testing, and prioritization and allocation of resources.

Management’s Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its finance skills, capabilities and control environment, and continues to enhance the Company’s financial control governance structure, align and enhance the Company’s skills and financial roles and responsibilities for each functional group within the organization as well as implement additional policies and procedures to improve the overall system of internal control over financial reporting. To remediate the material weaknesses described in “Management’s Annual Report on Internal Control Over Financial Reporting” above, the Company has implemented or plans to implement the measures described below and will continue to evaluate the remediation and may in the future implement additional measures.

1.
Actuarial Finance and Valuation – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Performed procedures on the affected actuarial balances to ensure the reasonableness of the amounts being reported. The Company:

–	Validated the profit followed by loss reserve for the Universal Life and Variable Universal Life blocks of business

–	Performed a detailed attribution analysis for reserve changes for fixed indexed annuities

–	Performed a detailed analysis at the cohort level for all deferred policy acquisition cost and unearned revenue reserve calculations

–	Validated deficiency reserves for the term insurance and payout annuity blocks

–	Validated effects of excess reinsurance on variable universal life and universal life estimated gross profits

–	Reconciled actual gross profit to the general ledger for all product lines

•	Engaged an external actuarial advisor to provide staff augmentation and assist with the following activities:

–	Review and enhancement of current U.S. GAAP valuation analytics

–	Identification and correction of actuarial related errors

–	Review updates to the methods, process and assumptions associated with the U.S. GAAP unlocking process

–	Review and document U.S. GAAP valuation methods and assumptions

–	Project management of work streams

–	Maintain an interim fixed indexed annuity reserve model

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Actuarial Finance. The Company’s remediation measures include the following:

Implemented

•	Aligned staff responsibilities by product

•	Upgraded staff including hiring experienced U.S. GAAP actuaries

•	Enhanced the process of assumption setting by establishing an assumption governance committee

•	Formalized documentation standards to ensure consistent documentation of assumptions and methods across product lines

•	Partnered with pricing actuaries to improve the process and testing for new product models and assumptions

•	Hired a new head of actuarial finance with U.S. GAAP actuarial experience

•	Aligned and added actuarial resources to ensure the number and level of financial actuarial experts was appropriate

•	Held third party workshops and training resulting in the development of an enhanced analytics process

Planned

•	Design and implement detailed actuarial remediation plan including the following activities:

◦	People and Skills

–	Manage key person risk succession plan

–	Develop a cross-functional team, including Information Technology resources, for initiatives related to any remediation activities and new product implementation

–	Assign dedicated staff to new business initiatives

◦	Control and Governance

–	Establish a formal peer review process

–	Enhance model governance process

◦	Technology

–	Consolidate life and variable annuity valuation systems and enhance fixed indexed annuity valuation system

◦	Process

–	Simplify and streamline manual processes and the close process

2.	Investments – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Performed the following procedures on the affected investment balances to ensure the reasonableness of the amounts being reported:

Impaired investments process

–	All impairments identified during the reporting year 2013 have been reviewed and approved by the Chief Investment Officer and Chief Accounting Officer

Amortization and accretion for structured securities

–	The accounting models and amortization methods and assumptions for the structured securities portfolio have been reviewed and approved by the Chief Investment Officer and Chief Accounting Officer

–	Assessed a sample of the structured securities portfolio using the appropriate accounting models to access the accuracy of third party service provider calculations

Investment related reconciliations

–	An enhanced reconciliation process has been implemented and all key investment accounting reconciliations have been performed

Private placement debt securities

–	Each bond’s cash flows and all other critical inputs to run new and revised valuation models have been validated

–	Continued to engage an external advisor to provide assistance in evaluating investment and fair value disclosures as well as significant accounting policy disclosures for compliance with U.S. GAAP

–	Replaced the existing valuation model for sinking fund bonds with a new interim discounted cash flow model that was developed and validated by an external advisor

–	All debt securities were valued based on external third-party information

Derivative valuation

–	A new process and controls for measuring the non-performance risk related to non-collateralized derivative assets was designed and implemented.

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Investments. The Company’s remediation measures include the following:

Implemented

•	Hired a new head of Investment Accounting with U.S. GAAP investment experience

•	Aligned and added investment accounting resources to ensure the number and level of qualified accountants was appropriate

Planned

•	Design and implement a detailed investment remediation plan including the following activities:

◦	People and Skills

–	Evaluate the current staffing model for Investment Accounting and Corporate Portfolio Management to ensure sufficient personnel with knowledge, experience and training

◦	Controls and Governance

–
Conduct a detailed assessment of internal controls and related supporting documentation for controls and processes related to Investment Accounting and Corporate Portfolio Management and disclosure policy in an effort to enhance controls across these areas

◦	Technology

–	Develop a plan to replace the interim accounting systems and valuation models with a more robust, sustainable and controlled accounting and valuation system

◦	Process

–	Simplify and streamline manual processes and the close process

–	Evaluate current organizational structure of Investment Accounting and Corporate Portfolio Management to ensure appropriate support and oversight of investment accounting and valuation activities.

–
Design new processes and controls for Investment Accounting and Corporate Portfolio Management, specifically the assessment of impaired investments, amortization and accretion processes, investment related reconciliations, valuation and leveling of private placement debt, valuation of certain derivative instruments and accounting for Other Invested Assets

3.
Reinsurance Accounting – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process

•	Monitored all complex reinsurance contract activity to ensure appropriate accounting in accordance with U.S. GAAP

The Company’s implemented and planned remediation measures are intended to address material weaknesses related to Reinsurance Accounting. The Company’s remediation measures include the following:

Implemented

•	Reviewed and enhanced accounting analysis of existing complex reinsurance treaties

•	Strengthened the accounting policy documentation standards for certain transactions, including complex reinsurance treaties and the implementation of new U.S. GAAP standards

Planned

•	Review and enhance all processes and controls related to reinsurance accounting

•	Evaluate the current governance and staffing model for reinsurance accounting

4.
Cash flows and changes in classifications – Upon identification of the material weakness, management performed the following procedures to gain assurance related to the accuracy of the Company’s financial reporting process:

•	Evaluated U.S. GAAP guidance for certain cash flow reporting disclosures

•	Evaluated reclassification of control disbursement balances to ensure appropriate netting and reclassifications were performed

•	Reviewed all cash accounts to ensure cash collateral accounts were reclassified and reported as restricted cash within the balance sheet

•	Performed additional procedures on the statement of cash flows to ensure the reasonableness of the amounts being reported. The Company:

–	Evaluated the processes and data files supporting deposit and withdrawal activities for certain life products

–	Performed a detailed analysis of interest credited for all products including the interest for all policy loans

–	Performed a detail analysis of all investing activities; and

–	Documented interim processes and data sources for assembling cash flow data for all transaction types

The Company’s planned remediation measures are intended to address material weaknesses related to cash flow and cash balance reporting. The Company’s remediation measures include the following:

Planned

•	Review, enhance and document accounting policies and procedures regarding the preparation of the statements of cash flows, cash balance reporting and related disclosures

•	Provide all members of Corporate Finance, and those providing data into the cash flow and cash balance reporting process, training on the enhanced process and controls

•
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

•
Performed an assessment of segregation of duties; management identified relevant business risks related to all key financial and administrative applications, including all business risks arising from excessive user access. Management identified the relevant mitigating controls which were determined to be effective

•	Evaluated the results of the testing performed around the Company’s change management procedures

•	Performed a review of the Company’s entity level controls related to fraud monitoring and confirmed that these functions were found to be effective

The Company’s implemented and planned remediation measures are intended to address the material weakness related to Access to Applications and Data. The Company’s remediation measures include the following:

Implemented

•	Redesigned the user access entitlement process to include the following procedures:

◦	Enhanced user access request and approval process by requiring more detailed role-based provisioning requests

◦	Implemented a quality control review following the provisioning of access rights for all new hires.

Planned

•	Design and implement detailed user access review remediation plan

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting,” management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2013. The Company has implemented and/or plans to substantially implement during 2014 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies, as discussed above.

Management’s Conclusions

Management has developed a plan for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the financial reporting controls committee as well as the Audit and Finance Committee of the Board, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the efforts discussed above will remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Further, no system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. Given the breadth of the control deficiencies and material weaknesses described above, there is no assurance that the Company’s remediation efforts have been or will be fully effective. As described above and in Item 1A (Risk Factors), these material weaknesses have not been fully remediated as of the filing date of this Form 10-K. If the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting

Except for certain of management’s implemented remediation measures discussed above, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A description of the fees earned by PwC for services rendered to the Company for each of the two years in the period ended December 31, 2013 is provided below. Fees in 2012 primarily relate to additional fees associated with the restatement of the Company’s financial statements billed and allocated in 2012 and 2013. Amounts recorded within the 2013 financial statements were $12,434,859.

	2013	2012

Audit fees	$1,610,125	$12,595,620
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,610,125	$12,595,620

Audit Fees: Audit fees consist of fees billed and allocated for professional service rendered for the annual audits of the Company’s financial statements and the review of the Company’s interim condensed financial statements. Audit fees also include fees for services that are closely related to the audit, such as consents related to SEC registration statements and audits of the Company’s sponsored separate accounts.

Audit Committee: Prior to each fiscal year, the PNX Audit Committee receives a written report from PwC describing the elements expected to be performed in the course of its audit of the PNX consolidated financial statements and those of its insurance company subsidiaries, including PHL Variable, for the coming year. The PNX Audit Committee may approve the scope and fees not only for the proposed audit, but also for various recurring audit-related services. For services of its independent registered public accounting firm that are neither audit-related nor recurring, a Company vice president may submit in writing a request to the Company’s internal auditor, accompanied by approval of the Company’s Chief Financial Officer or Chief Accounting Officer. The PNX Audit Committee may pre-approve the requested service as long as it is not a prohibited non-audit service and the performance of such service would be consistent with all applicable rules on auditor independence. The PNX Audit Committee may also delegate pre-approval authority to one or more of its members.

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

3.	Exhibits. Those items listed in the Exhibit Index in Section E of this Form 10-K which are marked with an (*) are filed with this Form 10-K.

*    *    *    *    *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated:	August 22, 2014	By: /s/ James D. Wehr
James D. Wehr
President
(Principal Executive Officer)

Dated:	August 22, 2014	By: /s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 22, 2014	By: /s/ Douglas C. Miller
Douglas C. Miller
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated August 22, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Edward W. Cassidy	/s/ Christopher M. Wilkos
Edward W. Cassidy, Director	Christopher M. Wilkos, Director

/s/ Thomas M. Buckingham
Thomas M. Buckingham, Director

EXHIBIT INDEX

Exhibit

3.1
Form of Amended and Restated Certificate of Incorporation (as amended and restated effective May 31, 1994) (incorporated herein by reference to Exhibit 3.1 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

3.2
Bylaws of PHL Variable Life Insurance Company (as amended and restated effective May 16, 2002) (incorporated herein by reference to Exhibit 3.2 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

10.1
Services Agreement effective as of January 1, 1995 by and among PHL Variable Insurance Company, Phoenix Life Insurance Company, American Life and Reassurance Company, Phoenix American Life Insurance Company and Phoenix Home Life Mutual Insurance Company (incorporated herein by reference to Exhibit 10.1 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

10.2
Investment Management Agreement effective as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.2 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

10.3
Amendment #1 (effective as of January 1, 1998) to the Investment Management Agreement dated as of January 1, 1995 by and between PHL Variable Insurance Company and Phoenix Investment Counsel, Inc. (incorporated herein by reference to Exhibit 10.3 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

10.4
Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.4 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

10.5
Amendment #1 (effective as of January 1, 2006) to the Amended and Restated Tax Allocation Agreement dated as of January 1, 2001 by and among The Phoenix Companies, Inc. and most of its subsidiaries (incorporated herein by reference to Exhibit 10.5 to the PHL Variable Insurance Company’s Form 10-K filed March 31, 2006)

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

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of changes in stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 11 to the financial statements, the Company has entered into significant transactions with its affiliates.

/s/ PricewaterhouseCoopers, LLP

Hartford, Connecticut
August 22, 2014

PHL VARIABLE INSURANCE COMPANY
Balance Sheets
($ in millions, except share data)
December 31, 2013 and 2012

	2013	2012
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $3,402.6 and $2,798.1)	$3,426.3	$2,972.3
Short-term investments	81.0	244.9
Limited partnerships and other investments	10.5	6.7
Policy loans, at unpaid principal balances	66.1	61.0
Derivative instruments	237.8	149.4
Fair value investments	48.6	38.5
Total investments	3,870.3	3,472.8
Cash and cash equivalents	181.0	83.1
Accrued investment income	27.3	23.2
Receivables	8.6	16.2
Reinsurance recoverable	500.6	427.1
Deferred policy acquisition costs	462.3	426.2
Deferred income taxes, net	28.0	16.2
Receivable from related parties	2.6	—
Other assets	174.8	135.5
Separate account assets	2,052.7	2,061.8
Total assets	$7,308.2	$6,662.1

LIABILITIES:
Policy liabilities and accruals	$1,899.0	$1,876.2
Policyholder deposit funds	2,762.8	2,349.8
Indebtedness due to affiliate	30.0	—
Payable to related parties	14.1	11.0
Other liabilities	177.1	68.2
Separate account liabilities	2,052.7	2,061.8
Total liabilities	6,935.7	6,367.0

COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	847.2	802.2
Accumulated other comprehensive income (loss)	(11.9)	11.4
Retained earnings (accumulated deficit)	(465.3)	(521.0)
Total stockholder’s equity	372.5	295.1
Total liabilities and stockholder’s equity	$7,308.2	$6,662.1

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Income and Comprehensive Income
($ in millions)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
REVENUES:
Premiums	$13.9	$8.5	$2.3
Insurance and investment product fees	367.6	365.3	394.3
Net investment income	140.8	130.9	101.1
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.1)	(5.0)	(10.1)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.9)	2.2	6.9
Net OTTI losses recognized in earnings	(2.0)	(2.8)	(3.2)
Net realized investment gains (losses), excluding OTTI losses	5.4	(19.5)	(16.2)
Net realized investment gains (losses)	3.4	(22.3)	(19.4)
Total revenues	525.7	482.4	478.3

BENEFITS AND EXPENSES:
Policy benefits	286.5	396.8	302.6
Policy acquisition cost amortization	88.4	103.5	109.5
Other operating expenses	116.8	103.6	92.5
Total benefits and expenses	491.7	603.9	504.6
Income (loss) before income taxes	34.0	(121.5)	(26.3)
Income tax expense (benefit)	(21.7)	16.2	(6.3)
Net income (loss)	$55.7	$(137.7)	$(20.0)

FEES PAID TO RELATED PARTIES (Note 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$55.7	$(137.7)	$(20.0)
Other comprehensive income (loss), before income taxes:
Unrealized investment gains (losses), net of related offsets	(35.1)	33.7	19.7
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(11.8)	24.9	4.2
Other comprehensive income (loss), net of income taxes	(23.3)	8.8	15.5
Comprehensive income (loss)	$32.4	$(128.9)	$(4.5)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Cash Flows
($ in millions)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$55.7	$(137.7)	$(20.0)
Net realized investment (gains) losses	(3.4)	22.3	19.4
Policy acquisition costs deferred	(66.7)	(69.2)	(100.7)
Amortization of deferred policy acquisition costs	88.4	103.5	109.5
Interest credited	91.2	69.5	60.9
Equity in earnings of limited partnerships and other investments	(0.4)	(0.1)	(0.2)
Change in:
Accrued investment income	(7.2)	(8.5)	(12.2)
Deferred income taxes	—	(13.4)	(6.9)
Receivables	7.6	(3.5)	(3.2)
Reinsurance recoverable	(73.5)	(26.1)	(7.7)
Policy liabilities and accruals	(224.0)	(56.4)	(128.3)
Due to/from affiliate	0.5	(7.5)	21.1
Other operating activities, net	1.3	(38.3)	(54.0)
Cash provided by (used for) operating activities	(130.5)	(165.4)	(122.3)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(985.6)	(852.8)	(1,133.7)
Short-term investments	(324.8)	(574.7)	(325.5)
Derivative instruments	(89.0)	(98.1)	(46.1)
Fair value investments	(21.1)	(5.7)	(34.3)
Sales, repayments and maturities of:
Available-for-sale debt securities	389.0	438.1	250.1
Short-term investments	489.8	425.8	288.3
Derivative instruments	42.9	26.7	63.8
Fair value investments	10.1	12.4	7.7
Contributions to limited partnerships	(4.3)	(2.1)	(1.2)
Distributions from limited partnerships	7.8	0.3	0.1
Policy loans, net	(2.8)	3.9	(2.9)
Other investing activities, net	0.7	(1.0)	(0.6)
Cash provided by (used for) investing activities	(487.3)	(627.2)	(934.3)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	920.8	1,074.7	1,225.4
Policyholder deposit fund withdrawals	(605.2)	(513.8)	(465.0)
Net transfers to/from separate accounts	325.1	265.3	311.6
Capital Contributions from Parent	45.0	—	—
Debt Issued	30.0	—	—
Cash provided by (used for) financing activities	715.7	826.2	1,072.0
Change in cash and cash equivalents	97.9	33.6	15.4
Cash and cash equivalents, beginning of year	83.1	49.5	34.1
Cash and cash equivalents, end of year	$181.0	$83.1	$49.5

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(24.9)	$40.9	$(2.5)

Non-Cash Transactions During the Year
Investment exchanges	$33.4	$28.6	$26.4

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Changes in Stockholder’s Equity
($ in millions)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5	$2.5
Balance, end of period	$2.5	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$802.2	$802.2
Capital contributions from parent	45.0	—	—
Balance, end of period	$847.2	$802.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$2.6	$(12.9)
Other comprehensive income (loss)	(23.3)	8.8	15.5
Balance, end of period	$(11.9)	$11.4	$2.6

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(521.0)	$(383.3)	$(363.3)
Net income (loss)	55.7	(137.7)	(20.0)
Balance, end of period	$(465.3)	$(521.0)	$(383.3)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$424.0	$428.5
Change in stockholder’s equity	77.4	(128.9)	(4.5)
Balance, end of period	$372.5	$295.1	$424.0

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Financial Statements
Years Ended December 31, 2013, 2012 and 2011

1.	Organization and Operations

PHL Variable Insurance Company (“we,” “our,” “us,” “PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and life insurance products. It is a wholly owned subsidiary of PM Holdings, Inc., and PM Holdings, Inc. is a wholly owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly owned subsidiary of The Phoenix Companies, Inc. (“PNX” or “Phoenix”), a New York Stock Exchange listed company. Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of our product line through independent distribution organizations.

2.	Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with U.S. GAAP which differ materially from the accounting practices prescribed by various insurance regulatory authorities. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. Results for the year ended December 31, 2013 include $3.2 million of income related to out of period adjustments. Such amounts are not material to any period presented.

Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Adoption of new accounting standards

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the presentation of comprehensive income (ASU 2013-02). Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income. The guidance does not change when an item of other comprehensive income must be reclassified to net income and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance was effective for the first interim or annual reporting period beginning after December 15, 2012 and was applied prospectively. See Note 12 to these financial statements for the disclosures required by this guidance.

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with U.S. GAAP. This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance was effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. See Note 8 to these financial statements for the disclosures required by this guidance.

2.	Basis of Presentation and Significant Accounting Policies (continued)

Definition of a Business Entity

In December 2013, the FASB issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

Accounting standards not yet adopted

Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013 and should be applied prospectively. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Accounting for Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively, with early application permitted.

2.	Basis of Presentation and Significant Accounting Policies (continued)

This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

Significant accounting policies

Investments

Debt Securities

Our debt securities classified as available-for-sale are reported on our balance sheets at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI, net of the relevant policyholder obligations, applicable deferred policy acquisition costs (“DAC”) and applicable deferred income taxes. Realized investment gains and losses are recognized on a first in first out basis.

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

Policy Loans

Policy loans are carried at their unpaid principal balances and are collateralized by the cash values of the related policies. The majority of policy loans are at variable interest rates that are reset annually on the policy anniversary.

2.	Basis of Presentation and Significant Accounting Policies (continued)

Fair Value Instruments

Debt securities held at fair value include securities held for which changes in fair values are recorded in earnings. The securities held at fair value are designated as trading securities, as well as those debt securities for which we have elected the fair value option (“FVO”) and certain available-for-sale structured securities held at fair value. The changes in fair value and any interest income of these securities are reflected in earnings as part of “net investment income.” See Note 9 to these financial statements for additional disclosures related to these securities.

Derivative Instruments

We recognize derivative instruments on the balance sheets at fair value. The derivative contracts are reported as assets in derivative instruments or liabilities in other liabilities on the balance sheets, excluding embedded derivatives. Embedded derivatives, as discussed below, are recorded on the balance sheets bifurcated from the associated host contract.

The Company economically hedges variability of cash flows to be received or paid related to certain recognized assets and/or liabilities. All changes in the fair value of derivatives, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities. We do not designate the purchased derivatives related to living benefits or index credits as hedges for accounting purposes.

Our derivatives are not designated as hedges for accounting purposes. All changes in the fair value, including net receipts and payments, are included in net realized investment gains and losses without consideration of changes in the fair value of the economically associated assets or liabilities.

Short-Term Investments

Short-term investments include securities with a maturity of one year or less but greater than three months at a time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value.

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

We employ a comprehensive process to determine whether or not a security in an unrealized loss position is other-than-temporarily impaired. This assessment is done on a security-by-security basis and involves significant management judgment. The assessment of whether impairments have occurred is based on management’s evaluation of the underlying reasons for the decline in estimated fair value. The Company’s review of its fixed maturity securities for impairments includes an analysis of the total gross unrealized losses by severity and/or age of the gross unrealized loss. An extended and severe decline in value on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments and the Company’s evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.

Specifically for structured securities, to determine whether a collateralized security is impaired, we obtain underlying data from the security’s trustee and analyze it for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of the future expected cash flows to be collected for the security.

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

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

In addition, deferred policy acquisition costs are adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events. The following table summarizes the most significant assumptions used in the categories set forth below:

2.	Basis of Presentation and Significant Accounting Policies (continued)

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (8.0% long-term return assumption) Variable Universal Life (8.0% long-term return assumption)
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
Mortality assumptions are based on Company experience over a rolling five-year period plus supplemental data from industry sources and trends. A mortality improvement assumption is also incorporated into the overall mortality table. These assumptions can vary by issue age, gender, underwriting class and policy duration.

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

Annually, we complete a comprehensive assumption review where management makes a determination of best estimate assumptions based on a comprehensive review of recent experience and industry trends. Assumption changes resulting from this review may change our estimates of EGPs in the DAC, SIA, and URR models, as well as projections within the death benefit and other insurance benefit reserving models, the profits followed by losses reserve models, and cost of reinsurance models. Throughout the year, we may also update the assumptions and adjust these balances if emerging data indicates a change is warranted. All assumption changes, whether resulting from the annual comprehensive review or from other periodic assessments, are considered an unlock in the period of revision and adjust the DAC, SIA, URR, death and other insurance benefit reserves, profits followed by losses reserve, and cost of reinsurance balances in the balance sheets with an offsetting benefit or charge to income to reflect such changes in the period of the revision. An unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being more favorable than previous estimates. An unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being less favorable than previous estimates.

2.	Basis of Presentation and Significant Accounting Policies (continued)

Our process to assess the reasonableness of the EGPs uses internally developed models together with consideration of applicable recent experience and analysis of market and industry trends and other events. Actual gross profits that vary from management’s estimates in a given reporting period may also result in increases or decreases in the rate of amortization recorded in the period.

An analysis is performed annually to assess if there are sufficient gross profits to recover the deferred policy acquisition costs associated with business written during the year. If the estimates of gross profits cannot support the recovery of deferred policy acquisition costs, the amount deferred is reduced to the recoverable amount.

Over the last several years, the Company has revised a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates resulting in a change to future gross profits and the amortization of DAC, SIA and URR in 2013 are related to changes in expected premium persistency, and the incorporation of a mortality improvement assumption. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.

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

We expect that our universal life block of business will generate profits followed by losses and therefore we establish an additional liability to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

2.	Basis of Presentation and Significant Accounting Policies (continued)

The liability for universal life-type contracts primarily includes the balance that accrues to the benefit of the policyholders as of the financial statement date, including interest credited at rates which range from 3.0% to 4.5%, amounts that have been assessed to compensate us for services to be performed over future periods, accumulated account deposits, withdrawals and any amounts previously assessed against the policyholder that are refundable. There may also be a liability recorded for contracts that include additional death or other insurance benefit features as discussed above.

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

The guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”) and combination rider (“COMBO”) represent embedded derivative liabilities in the variable annuity contracts. These liabilities are accounted for at fair value within policyholder deposit funds on the balance sheets with changes in the fair value of embedded derivatives recorded in realized investment gains on the statements of income and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted.

Fixed indexed annuities offer a variety of index options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. The index options represent embedded derivative liabilities accounted for at fair value within policyholder deposit funds on the balance sheets with changes in fair value recorded in realized investment gains and losses in the statements of income and comprehensive income. The fair value of these index options is based on the impact of projected interest rates and equity markets and is discounted using the projected interest rate. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior.

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

Contingent liabilities

Management evaluates each contingent matter separately and in aggregate. Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

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

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance benefits. Certain variable annuity contracts features and fixed index annuity index options are considered embedded derivatives. See Note 7 to these financial statements for additional information.

Reinsurance

Premiums, policy benefits and operating expenses related to our term insurance policies are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting. Estimated reinsurance recoverables and the net estimated cost of reinsurance are recognized over the life of the reinsured treaty using assumptions consistent with those used to account for the policies subject to the reinsurance.

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

Operating expenses

Operating expenses are recognized on the accrual basis which are allocated to the Company by Phoenix Life. Expenses allocated may not be indicative of a standalone company. See Note 11 to these financial statements for additional information regarding the service agreement.

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

We recognize current income tax assets and liabilities for estimated income taxes refundable or payable based on the income tax returns. We recognize deferred income tax assets and liabilities for the estimated future income tax effects of temporary differences and carryovers. Temporary differences are the differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as the timing of income or expense recognized for financial reporting and tax purposes of items not related to assets or liabilities. If necessary, we establish valuation allowances to reduce the carrying amount of deferred income tax assets to amounts that are more likely than not to be realized. We periodically review the adequacy of these valuation allowances and record any increase or reduction in allowances in accordance with intraperiod allocation rules. We assess all significant tax positions to determine if a liability for an uncertain tax position is necessary and, if so, the impact on the current or deferred income tax balances. Also, if indicated, we recognize interest or penalties related to income taxes as a component of the income tax provision.

2.	Basis of Presentation and Significant Accounting Policies (continued)

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

Audit fees and other professional services associated with the Restatement

Professional fees associated with the restatement of the 2012 Form 10-K which was filed on April 30, 2014 are being recognized and expensed as incurred and totaled $18.6 million in 2013.

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

Our reinsurance program cedes various types of risks to other reinsurers primarily under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in passing all or a portion of the risk to the reinsurer. Under coinsurance agreements on our term insurance policies, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Under our yearly renewable term agreements, the ceded premium represents a charge for the death benefit coverage.

During 2008, the Company and Phoenix Life, a related party, entered into a reinsurance agreement. Under this agreement, the Company cedes risk associated with certain universal life contracts and the associated riders to Phoenix Life. The reinsurance transaction between the Company and Phoenix Life is structured as a coinsurance agreement. At the inception of the contract a gain was recognized primarily due to the ceding commission received from Phoenix Life and the difference between the U.S. GAAP and statutory basis reserve balances. The gain on this transaction is being amortized over the remaining life of the reinsured contracts.

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

Trust agreements and irrevocable letters of credit aggregating $26.7 million at December 31, 2013 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $500.6 million and $427.1 million as of December 31, 2013 and 2012, respectively. Other reinsurance activity is shown below.

3.	Reinsurance (continued)

Direct Business and Reinsurance:	Years Ended December 31,
($ in millions)	2013	2012	2011

Direct premiums	$80.9	$79.2	$77.1
Premiums ceded to non-affiliate reinsurers [1]	(67.0)	(70.7)	(74.8)
Premiums	$13.9	$8.5	$2.3

Direct policy benefits incurred	$258.5	$281.4	$161.4
Policy benefits assumed from non-affiliate reinsureds	0.2	1.0	3.8
Policy benefits ceded to:
Affiliate reinsurers	(18.0)	(13.7)	(5.3)
Non-affiliate reinsurers	(119.5)	(114.7)	(86.0)
Policy benefits ceded to reinsurers	(137.5)	(128.4)	(91.3)
Premiums paid to:
Affiliate reinsurers	22.3	20.1	19.7
Non-affiliate reinsurers	44.4	60.8	58.7
Premiums paid to reinsurers [2]	66.7	80.9	78.4
Policy benefits [3]	$187.9	$234.9	$152.3

Direct life insurance in-force	$58,198.8	$62,701.8	$68,205.1
Life insurance in-force assumed from reinsureds	93.2	78.5	66.1
Life insurance in-force ceded to:
Affiliate reinsurers	(1,622.9)	(1,859.3)	(2,520.7)
Non-affiliate reinsurers	(42,957.9)	(46,950.4)	(49,800.1)
Life insurance in-force ceded to reinsurers	(44,580.8)	(48,809.7)	(52,320.8)
Life insurance in-force	$13,711.2	$13,970.6	$15,950.4
Percentage of amount assumed to net insurance in-force	0.7%	0.6%	0.4%
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $98.6 million, $161.9 million and $150.3 million, net of reinsurance, for the years ended December 31, 2013, 2012 and 2011, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2013, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

4.	Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

Deferred Policy Acquisition Costs:	Years Ended December 31,
($ in millions)	2013	2012	2011

Policy acquisition costs deferred	$66.7	$69.8	$100.7
Costs amortized to expenses:
Recurring costs	(80.3)	(102.6)	(108.1)
Assumption unlocking	1.6	(1.4)	(1.3)
Realized investment gains (losses)	(9.7)	0.5	(0.1)
Offsets to net unrealized investment gains or losses included in AOCI [1]	57.8	(29.2)	(37.4)
Change in deferred policy acquisition costs	36.1	(62.9)	(46.2)
Deferred policy acquisition costs, beginning of period	426.2	489.1	535.3
Deferred policy acquisition costs, end of period	$462.3	$426.2	$489.1
———————

[1]
An offset to deferred policy acquisition costs and AOCI is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to deferred policy acquisition costs amortized using gross profits or gross margins would result.

During the years ended December 31, 2013, 2012 and 2011, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

5.	Sales Inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of deferred policy acquisition costs. The Company unlocks the assumption used in the amortization of the deferred sales inducement asset consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the balance sheets and amortization of deferred sales inducements is included in other operating expense on the statements of income and comprehensive income.

Changes in Deferred Sales Inducement Activity:	Years Ended December 31,
($ in millions)	2013	2012	2011

Deferred asset, beginning of period	$60.9	$49.7	$20.4
Sales inducements deferred	10.7	15.4	48.3
Amortization charged to income	(7.3)	(6.8)	(4.9)
Offsets to net unrealized investment gains or losses included in AOCI	11.4	2.6	(14.1)
Deferred asset, end of period	$75.7	$60.9	$49.7

6.	Investing Activities

Debt securities

The following tables present the debt securities available-for-sale by sector held at December 31, 2013 and 2012, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

6.	Investing Activities (continued)

Fair Value and Cost of Securities:	December 31, 2013
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$66.1	$3.3	$(0.8)	$68.6	$—
State and political subdivision	156.2	3.8	(5.4)	154.6	(0.2)
Foreign government	63.1	2.7	(0.3)	65.5	—
Corporate	2,194.9	69.5	(57.1)	2,207.3	(1.5)
Commercial mortgage-backed (“CMBS”)	241.9	13.0	(1.2)	253.7	(0.4)
Residential mortgage-backed (“RMBS”)	513.7	7.9	(11.8)	509.8	(8.6)
CDO/CLO	70.6	1.7	(1.4)	70.9	(3.0)
Other asset-backed	96.1	3.7	(3.9)	95.9	—
Available-for-sale debt securities	$3,402.6	$105.6	$(81.9)	$3,426.3	$(13.7)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

[2]
Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component.

Fair Value and Cost of Securities:	December 31, 2012
($ in millions)		Gross	Gross		OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains [1]	Losses [1]	Value	in AOCI [2]

U.S. government and agency	$35.8	$4.8	$(0.4)	$40.2	$—
State and political subdivision	120.5	10.9	(0.5)	130.9	(0.2)
Foreign government	44.4	7.4	—	51.8	—
Corporate	1,776.9	144.6	(24.0)	1,897.5	(1.5)
CMBS	229.6	26.0	(1.6)	254.0	(0.6)
RMBS	412.6	17.5	(7.6)	422.5	(9.0)
CDO/CLO	59.2	1.8	(4.2)	56.8	(3.3)
Other asset-backed	119.1	6.0	(6.5)	118.6	—
Available-for-sale debt securities	$2,798.1	$219.0	$(44.8)	$2,972.3	$(14.6)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

[2]
Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component.

6.	Investing Activities (continued)

Maturities of Debt Securities:	December 31, 2013
($ in millions)	Amortized	Fair
	Cost	Value

Due in one year or less	$36.1	$36.8
Due after one year through five years	438.5	464.0
Due after five years through ten years	1,227.7	1,225.4
Due after ten years	778.0	769.8
CMBS/RMBS/ABS/CDO/CLO [1]	922.3	930.3
Total	$3,402.6	$3,426.3
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of December 31, 2013, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of December 31,
($ in millions)	2013	2012	2011
Debt securities, available-for-sale
Proceeds from sales	$90.0	$160.0	$68.5
Proceeds from maturities/repayments	286.1	285.3	180.0
Gross investment gains from sales, prepayments and maturities	11.3	22.8	2.4
Gross investment losses from sales and maturities	(0.4)	(0.7)	(0.8)

Aging of Temporarily Impaired	As of
Debt Securities:	December 31, 2013
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$14.5	$(0.8)	$—	$—	$14.5	$(0.8)
State and political subdivision	65.3	(4.4)	4.0	(1.0)	69.3	(5.4)
Foreign government	17.0	(0.3)	—	—	17.0	(0.3)
Corporate	806.5	(38.3)	120.5	(18.8)	927.0	(57.1)
CMBS	39.4	(1.1)	3.0	(0.1)	42.4	(1.2)
RMBS	243.5	(8.5)	40.3	(3.3)	283.8	(11.8)
CDO/CLO	30.5	(0.3)	24.1	(1.1)	54.6	(1.4)
Other asset-backed	7.9	(0.1)	8.0	(3.8)	15.9	(3.9)
Total temporarily impaired securities	$1,224.6	$(53.8)	$199.9	$(28.1)	$1,424.5	$(81.9)
Below investment grade	$33.7	$(1.9)	$12.1	$(1.7)	$45.8	$(3.6)
Number of securities		325		79		404

6.	Investing Activities (continued)

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $1.0 million at December 31, 2013, of which $0.8 million was depressed by more than 20% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at December 31, 2013 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

As of December 31, 2013, available-for-sale securities in an unrealized loss position for over 12 months consisted of 79 debt securities. The debt securities primarily consist of asset backed securities and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. Securities in a loss position with a duration of less than 12 months have generally experienced declines in value due to rising interest rates but the Company expects to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts.

Aging of Temporarily Impaired	As of
Debt Securities:	December 31, 2012
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	$(0.4)	$3.5	$(0.4)
State and political subdivision	4.8	(0.3)	1.0	(0.2)	5.8	(0.5)
Foreign government	—	—	—	—	—	—
Corporate	114.5	(1.7)	64.7	(22.3)	179.2	(24.0)
CMBS	0.7	(0.1)	10.6	(1.5)	11.3	(1.6)
RMBS	24.1	(0.2)	52.6	(7.4)	76.7	(7.6)
CDO/CLO	—	—	39.0	(4.2)	39.0	(4.2)
Other asset-backed	0.9	—	10.7	(6.5)	11.6	(6.5)
Total temporarily impaired securities	$145.0	$(2.3)	$182.1	$(42.5)	$327.1	$(44.8)
Below investment grade	$7.8	$(0.5)	$63.4	$(25.4)	$71.2	$(25.9)
Number of securities		48		89		137

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

As of December 31, 2012, available-for-sale securities in an unrealized loss position for over 12 months consisted of 89 debt securities. The debt securities primarily consist of asset backed securities and corporate securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. Securities in a loss position with a duration of less than 12 months have generally experienced declines in value due to rising interest rates but the Company expects to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis is performed, which considers any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts.

Evaluating temporarily impaired available-for-sale securities

In management’s evaluation of temporarily impaired securities, many factors about individual issuers of securities as well as our best judgment in determining the cause of a decline in the estimated fair value are considered in the assessment of potential near-term recovery in the security’s value. Some of those considerations include, but are not limited to: (i) duration of time and extent to which the estimated fair value has been below cost or amortized cost; (ii) for debt securities, if the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (iii) whether the issuer is experiencing significant financial difficulties and the potential for impairments of that issuer’s securities; (iv) pervasive issues across an entire industry sector/sub-sector; and (v) for structured securities, assessing any changes in the forecasted cash flows, the quality of underlying collateral, expectations of prepayment speeds, loss severity and payment priority of tranches held.

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

Fixed income OTTIs recorded were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events and other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $2.0 million in 2013, $2.8 million in 2012 and $2.8 million in 2011. Total equity impairments recognized through earnings were $0.4 million in 2011. There were no equity impairments recognized in 2013 and 2012. There were no limited partnerships and other investment OTTIs in 2013, 2012 and 2011.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.9) million in 2013, $2.2 million in 2012 and $6.9 million in 2011.

6.	Investing Activities (continued)

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for	As of December 31,
which a Portion of the OTTI Loss was Recognized in OCI:	2013	2012	2011
($ in millions)
Balance, beginning of period	$(17.8)	$(21.3)	$(19.9)
Add: Credit losses on securities not previously impaired [1]	(0.3)	(1.4)	(1.0)
Add: Credit losses on securities previously impaired [1]	(0.8)	(1.2)	(1.4)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	0.3	6.1	1.0
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(18.6)	$(17.8)	$(21.3)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments
Limited partnerships and other investments consist of private equity investments of $7.9 million and direct equity investments of $2.6 million as of December 31, 2013, and private equity investments of $6.7 million as of December 31, 2012.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2013 and 2012, we had on deposit securities with a fair value of $1.9 million and $2.4 million, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts on structured securities, based on yields which are changed due to expectations in projected principal and interest cash flows, gains and losses on securities measured at fair value and earnings from investments accounted for under the equity method of accounting.

Sources of Net Investment Income:	Years Ended December 31,
($ in millions)	2013	2012	2011

Debt securities [1]	$135.0	$122.5	$94.8
Policy loans	2.9	3.1	3.1
Limited partnerships and other investments	1.8	2.2	1.8
Fair value investments	2.6	4.0	2.8
Total investment income	142.3	131.8	102.5
Less: Investment expenses	1.5	0.9	1.4
Net investment income	$140.8	$130.9	$101.1
———————

[1]	Includes net investment income on short-term investments.

6.	Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2013	2012	2011

Total other-than-temporary debt impairments	$(1.1)	$(5.0)	$(9.7)
Portion of loss recognized in OCI	(0.9)	2.2	6.9
Net debt impairments recognized in earnings	$(2.0)	$(2.8)	$(2.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	(0.1)	—
Foreign government	—	—	—
Corporate	—	—	(0.4)
CMBS	(0.3)	(0.1)	(0.4)
RMBS	(1.5)	(1.9)	(1.5)
CDO/CLO	(0.2)	(0.4)	(0.4)
Other asset-backed	—	(0.3)	(0.1)
Net debt security impairments	(2.0)	(2.8)	(2.8)
Equity security impairments	—	—	(0.4)
Impairment losses	(2.0)	(2.8)	(3.2)
Debt security transaction gains	11.3	22.8	2.5
Debt security transaction losses	(0.4)	(0.7)	(0.7)
Limited partnerships and other investment gains	—	—	0.1
Limited partnerships and other investment losses	—	(0.3)	(0.1)
Net transaction gains (losses)	10.9	21.8	1.8
Derivative instruments	(23.1)	(49.0)	6.2
Embedded derivatives [1]	17.6	11.2	(33.2)
Related party reinsurance derivatives	—	(3.5)	9.0
Assets valued at fair value	—	—	—
Net realized investment gains (losses), excluding impairment losses	5.4	(19.5)	(16.2)
Net realized investment gains (losses), including impairment losses	$3.4	$(22.3)	$(19.4)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 7 to these financial statements for additional disclosures.

6.	Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	Years Ended December 31,
($ in millions)	2013	2012	2011

Debt securities	$(150.5)	$123.0	$77.2
Equity securities	—	—	0.1
Other investments	0.1	(0.2)	(0.1)
Net unrealized investment gains (losses)	$(150.4)	$122.8	$77.2

Net unrealized investment gains (losses)	$(150.4)	$122.8	$77.2
Applicable to deferred policy acquisition cost	(57.8)	29.2	37.4
Applicable to other actuarial offsets	(57.5)	59.9	20.1
Applicable to deferred income tax expense (benefit)	(11.8)	24.9	4.2
Offsets to net unrealized investment gains (losses)	(127.1)	114.0	61.7
Net unrealized investment gains (losses) included in OCI	$(23.3)	$8.8	$15.5

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $15.6 million and $2.1 million as of December 31, 2013 and 2012, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

In addition, the Company makes passive investments in structured securities issued by VIEs, for which the Company is not the manager, which are included in CMBS, RMBS, CDO/CLO and other asset-backed securities within available-for-sale debt securities, and in fair value investments, in the balance sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the size of our investment relative to the structured securities issued by the VIE, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits, and the Company’s lack of power over the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of our investment.

6.	Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $137.7 million and $182.5 million at December 31, 2013 and 2012, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2013, we were not exposed to the credit concentration risk of any issuer representing greater than 10.0% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of December 31, 2013, we held derivative assets, net of liabilities, with a fair value of $127.0 million. Derivative credit exposure was diversified with eleven different counterparties. We also had debt securities of these counterparties with a fair value of $43.6 million as of December 31, 2013. Our maximum amount of loss due to credit risk with these issuers was $170.6 million as of December 31, 2013. See Note 8 to these financial statements for additional information regarding derivatives.

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. In 2013 and 2012, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.0 billion and $1.8 billion at December 31, 2013 and 2012, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	December 31,
($ in millions)	2013	2012

Debt securities	$322.1	$369.3
Equity funds	1,538.7	1,516.3
Other	47.4	49.7
Total	$1,908.2	$1,935.3

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

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

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our balance sheets. Changes in the liability are recorded in policy benefits on our statements of income and comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2013
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2013	$10.8	$20.9
Incurred	2.0	(3.4)
Paid	(2.7)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	6.9	(7.9)
Liability balance as of December 31, 2013	$17.0	$9.5

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2012	$10.8	$17.0
Incurred	1.0	3.8
Paid	(1.0)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$10.8	$20.9

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2011
	Annuity	Annuity
	GMDB	GMIB

Liability balance as of January 1, 2011	$11.2	$17.3
Incurred	1.5	(0.7)
Paid	(1.9)	—
Change due to net unrealized gains or losses included in AOCI	—	—
Assumption unlocking	—	0.4
Liability balance as of December 31, 2011	$10.8	$17.0

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force:

GMDB and GMIB Benefits by Type:		NAR	Average
($ in millions)	Account	after	Attained Age
	Value	Reinsurance	of Annuitant
2013
GMDB return of premium	$728.8	$1.8	63
GMDB step up	1,401.0	7.0	63
GMDB earnings enhancement benefit (“EEB”)	35.9	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	68
Total GMDB at December 31, 2013	2,192.4	$13.7
Less: General account value with GMDB	294.7
Subtotal separate account liabilities with GMDB	1,897.7
Separate account liabilities without GMDB	155.0
Total separate account liabilities	$2,052.7
GMIB [1] at December 31, 2013	$385.7		64
2012
GMDB return of premium	$755.9	$5.7	62
GMDB step up	1,412.4	21.7	62
GMDB earnings enhancement benefit (“EEB”)	37.4	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,232.4	$34.9
Less: General account value with GMDB	311.3
Subtotal separate account liabilities with GMDB	1,921.1
Separate account liabilities without GMDB	140.7
Total separate account liabilities	$2,061.8
GMIB [1] at December 31, 2012	$403.3		64
———————

[1]
Policies with a GMIB also have a GMDB, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMIB is released. Similarly, when a policy goes into benefit status on a GMIB, its GMDB NAR is released.

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

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

Fixed indexed annuity guaranteed benefits

Many of our fixed indexed annuities contain guaranteed benefits. We establish policy benefit liabilities for minimum death and minimum withdrawal benefit guarantees relating to these policies as follows:

•
Liabilities associated with the GMWB and Chronic Care guarantees are determined by estimating the value of the withdrawal benefits expected to be paid after the projected account value depletes and recognizing the value ratably over the accumulation period based on total expected assessments. Liabilities associated with the GMWB for the fixed indexed annuities differ from those contained on variable annuities in that the GMWB feature and the underlying contract, exclusive of the equity index crediting option, are fixed income instruments.

•
Liabilities associated with the GMDB are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments.

The assumptions used for calculating GMWB, GMDB and Chronic Care guarantees are consistent with those used for amortizing deferred policy acquisition costs. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. The GMWB, GMDB and Chronic Care guarantees on fixed indexed annuities are recorded in policy liabilities and accruals on our balance sheets.

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB and GMDB
	Year Ended December 31,
	2013	2012	2011

Liability balance, beginning of period	$103.6	$5.6	$0.5
Incurred	62.5	40.1	5.1
Paid	(0.3)	—	—
Change due to net unrealized gains or losses included in AOCI	(57.1)	57.9	—
Assumption unlocking	(18.7)	—	—
Liability balance, end of period	$90.0	$103.6	$5.6

Universal life

Liabilities for universal life contracts in excess of the account balance, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs.

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Year Ended December 31,
	2013	2012	2011

Liability balance, beginning of period	$115.8	$100.6	$89.9
Incurred	43.3	22.6	16.0
Paid	(14.3)	(9.5)	(6.3)
Change due to net unrealized gains or losses included in AOCI	(2.2)	2.1	1.0
Assumption unlocking	10.6	—	—
Liability balance, end of period	$153.2	$115.8	$100.6

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs. The most significant driver of the positive 2013 unlock results in these reserves was the incorporation of a mortality improvement assumption in the overall mortality table, which resulted in improved expected mortality on these products.

Changes in Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	Year Ended December 31,
	2013	2012	2011

Liability balance, beginning of period	$300.4	$203.0	$109.7
Expenses	48.6	37.1	138.8
Change due to net unrealized gains or losses included in AOCI	(0.6)	16.9	0.4
Assumption unlocking	(75.0)	43.4	(45.9)
Liability balance, end of period	$273.4	$300.4	$203.0

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:		Average
($ in millions)	Account	Attained Age
	Value	of Annuitant
2013
GMWB	$551.1	64
GMAB	370.9	59
COMBO	7.0	63
Total at December 31, 2013	$929.0
2012
GMWB	$547.4	63
GMAB	379.5	58
COMBO	8.3	61
Total at December 31, 2012	$935.2

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

The COMBO rider includes either the GMAB or GMWB rider as well as the GMDB rider at the contract owner’s option.

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

The GMWB, GMAB and COMBO features represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These liabilities are recorded at fair value within policyholder deposit funds on the balance sheets with changes in fair value recorded in realized investment gains on the statements of income and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted. Embedded derivative liabilities for GMWB, GMAB and COMBO are shown in the table below.

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Variable Annuity Embedded Derivative Liabilities:	As of December 31,
($ in millions)	2013	2012

GMWB	$(5.1)	$14.3
GMAB	1.4	14.3
COMBO	(0.4)	(0.3)
Total variable annuity embedded derivative liabilities	$(4.1)	$28.3

There were no benefit payments made for the GMWB and GMAB during 2013 and 2012. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 9 to these financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $78.9 million and $51.2 million as of December 31, 2013 and 2012, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 8 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings are $17.6 million and $11.2 million for the years ended December 31, 2013 and 2012, respectively.

8.	Derivative Instruments

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2013 and 2012, $7.8 million and $8.5 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

8.	Derivative Instruments (continued)

Derivative Instruments:			Fair Value as of
($ in millions)			December 31, 2013
		Notional
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2014 - 2015	3,902.0	30.7	—
Put options	2015 - 2022	391.0	29.5	—
Call options	2014 - 2018	1,701.6	161.2	96.1
Equity futures	2014	159.7	12.5	—
Total derivative instruments		$6,294.2	$237.8	$110.8
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:			Fair Value as of
($ in millions)		Notional	December 31, 2012
	Maturity	Amount	Assets	Liabilities [1]

Interest rate swaps	2016-2027	$180.0	$15.5	$7.7
Variance swaps	2015-2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015-2022	391.0	69.5	—
Call options	2013-2017	1,328.4	50.6	33.6
Equity futures	2013	182.9	13.8	—
Total derivative instruments		$2,108.2	$149.4	$45.7
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Years Ended
($ in millions)	December 31,
	2013	2012	2011
Derivative instruments by type
Interest rate swaps	$(11.4)	$(1.7)	$6.9
Variance swaps	(3.6)	(7.9)	3.5
Swaptions	17.3	(0.2)	(0.8)
Put options	(40.7)	(20.9)	10.6
Call options	60.1	0.9	(8.9)
Equity futures	(44.8)	(19.2)	(5.1)
Embedded derivatives	17.6	11.2	(33.2)
Related party reinsurance derivatives	—	(3.5)	9.0
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(5.5)	$(41.3)	$(18.0)

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

Offsetting of Derivative Assets/Liabilities

The Company may enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties. The following tables present the gross fair value amounts, the amounts offset and net position of derivative instruments eligible for offset in the Company’s balance sheets that are subject to an enforceable master netting arrangement upon certain termination events, irrespective of whether they are offset in the balance sheet.

	December 31, 2013
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$237.8	$—	$237.8	$(110.2)	$—	$127.6
Total derivative liabilities	$(110.8)	$—	$(110.8)	$110.2	$0.6	$—

	December 31, 2012
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$149.4	$—	$149.4	$(45.7)	$—	$103.7
Total derivative liabilities	$(45.7)	$—	$(45.7)	$45.7	$—	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $7.2 million and $8.5 million as of December 31, 2013 and 2012, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

8.	Derivative Instruments (continued)

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2013 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

Investments for which fair value is based upon unadjusted quoted market prices are reported as Level 1. The number of quotes the issuer obtains per instrument will vary depending on the security type and availability of pricing data from pricing vendors. The Company has defined a pricing hierarchy among independent, nationally recognized pricing vendors ("pricing vendors") to determine ultimate value used and also reviews significant discrepancies among pricing vendors to determine final value used. Prices from pricing services are not adjusted, but the Company may obtain a broker quote or use an internal model to price a security if it believes vendor prices do not reflect fair value. We receive quoted market prices from pricing vendors. When quoted prices are not available, we use these pricing vendors to give an estimated fair value. If quoted prices, or an estimated price from our pricing vendors are not available or we determine that the price is based on disorderly transactions or in inactive markets, fair value is based upon internally developed models or obtained from an independent third-party broker. We primarily use market-based or independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time.

9.	Fair Value of Financial Instruments (continued)

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

The fair values of Level 2 investments are determined by management after considering prices from our pricing vendors. Fair values for debt securities are primarily based on yield curve analysis along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities. Management reviews all Level 2 and Level 3 market prices on a quarterly basis.

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value in each respective classification.

Debt securities

We use pricing vendors to estimate fair value for the majority of our public debt securities. The pricing vendors’ estimates are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. The methodologies used by these vendors are reviewed and understood by management through discussion with and information provided by these vendors. The Company assesses the reasonableness of individual security values received from pricing vendors through various analytical techniques. Management also assesses whether the assumptions used appear reasonable and consistent with the objective of determining fair value. When our pricing vendors are unable to obtain evaluations based on market data, fair value is determined by obtaining a direct broker quote. Management reviews these broker quotes and valuation techniques to determine whether they are appropriate and consistently applied. Broker quotes are evaluated based on the Company’s assessment of the broker’s knowledge of, and history in trading, the security and the Company’s understanding of inputs used to derive the broker quote. Management also assesses reasonableness of individual security values similar to the pricing vendor review noted above.

For our private placement investments, we estimated fair value using internal models. Private placement securities are generally valued using a matrix pricing approach which categorizes these securities into groupings using remaining average life and credit rating as the two criteria to determine a grouping. The Company obtains current credit spread information from private placement dealers based on the criteria described and adds that spread information to U.S. Treasury rates corresponding to the life of each security to determine a discount rate for pricing. A small number of private placement securities are internally valued using models or analyst judgment. Fair values determined internally are also subject to management review to ensure that valuation models and inputs appear reasonable.

U.S. Government and Agency Securities

We value public U.S. government and agency debt by obtaining fair value estimates from our pricing vendors. For our private placement government and agency debt, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates U.S. Treasury yields, market spreads and average life calculations. For short-term investments, we equate fair value to amortized cost due to their relatively short duration and limited exposure to credit risk.

State and Political Subdivisions

Public state and political subdivision debt is valued by obtaining fair value estimates from our pricing vendors. For our private placement debt securities, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates U.S. Treasury yields, market spreads and average life calculations.

Foreign Government

We obtain fair value estimates from pricing vendors to value foreign government debt.

9.	Fair Value of Financial Instruments (continued)

Corporate Bonds

For the majority of our public corporate debt, we obtain fair value estimates from our pricing vendors. For public corporate debt in which we cannot obtain fair value estimates from our pricing vendors, we receive a direct quote from a broker. In most cases, we will obtain a direct broker quote from the broker that facilitated the deal. For our private placement debt securities, our fair value is based on internal models using either a discounted cash flow or spread matrix which incorporates U.S. Treasury yields, market spreads and average life calculations. For private fixed maturities, fair value is determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain debt securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

Limited partnerships and other investments

Our limited partnerships are accounted for using equity method accounting. We carry these investments on the balance sheets at the capital value we obtain from the financial statement we received from the general partner. Typically, our carrying value is based on a financial statement one quarter in arrears to accommodate the timing of receipt of financial statements. These financial statements are generally audited annually. Generally the information received is deemed an appropriate approximation of the fair value of these fund investments and no adjustments are made to the financial statements received. Management also has open communication with each fund manager and generally views the information reported from the underlying funds as the best information available to record its investments.

Separate account assets

Our separate account assets consist of mutual funds that are frequently traded. Since 2003, investments owned by The Phoenix Companies, Inc. Employee Pension Plan (the “Plan”) Trust were sold to PHL Variable and the investments converted to ownership by the Trust to the Employee Pension Separate Account (“EPP SA”). The Plan’s Trust purchased a group flexible premium variable accumulation deferred annuity contract. As of May 21, 2012, the Plan surrendered the EPP SA contract for full value and the Plan’s underlying investments are no longer held in the separate account. Certain investments related to fixed income, equities and foreign securities were transferred to Mercer Trust Company for investment management purposes in a group trust investment arrangement. The remaining investments continued with their respective investment managers. These securities are valued using the market approach in which unadjusted market quotes are used. We include these securities in Level 1 of our hierarchy.

Derivatives

Exchange-traded derivatives are valued using quoted prices and are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Therefore, the majority of our derivative positions are OTC derivative financial instruments, valued using third-party vendor derivative valuation systems that use as their basis readily observable market parameters, such as swap rates and volatility assumptions. These positions are classified within Level 2 of the valuation hierarchy. Such OTC derivatives include vanilla interest rate swaps, equity index options, swaptions, variance swaps and cross currency swaps. Nevertheless, we review and validate the resulting fair values against those provided to us monthly by the derivative counterparties for reasonableness.

9.	Fair Value of Financial Instruments (continued)

Fair values for OTC derivative financial instruments, mostly options and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in exchange of these instruments (i.e., the amount we would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using third-party derivative valuation models which take into account the net present value of estimated future cash flows and capital market assumptions which are derived from directly observable prices from other OTC trades and exchange-traded derivatives. Such assumptions include swap rates and swaption volatility obtained from Bloomberg, as well as equity index volatility and dividend yields provided by OTC derivative dealers.

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

Valuation of embedded derivatives

We make guarantees on certain variable annuity contracts, including those with GMAB, GMWB and COMBO riders. We also provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts. Both contract types have features that meet the definition of an embedded derivative. The GMAB, GMWB and COMBO embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include estimates derived from the asset derivatives market, including equity volatilities and the swap curves. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and other policyholder behavior.

The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in realized investment gains. Under the budget method, the value of the initial index option is based on the fair value of the option purchased to hedge the index. The value of the index credits paid in future years is estimated to be the annual budgeted amount. Budgeted amounts are estimated based on available investment income using assumed investment returns and projected liability values. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the methods as described above as a whole to be Level 3 within the fair value hierarchy.

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2013 and 2012, respectively.

9.	Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of
($ in millions)	December 31, 2013
	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$9.8	$58.8	[1]	$68.6
State and political subdivision	—	20.8	133.8		154.6
Foreign government	—	62.2	3.3		65.5
Corporate	—	1,105.0	1,102.3		2,207.3
CMBS	—	221.8	31.9		253.7
RMBS	—	333.9	175.9		509.8
CDO/CLO	—	—	70.9		70.9
Other asset-backed	—	13.6	82.3		95.9
Total available-for-sale debt securities	—	1,767.1	1,659.2		3,426.3
Short-term investments	80.0	1.0	—		81.0
Derivative assets	12.5	225.3	—		237.8
Related party reinsurance derivative asset	—	—	—		—
Fair value investments	—	13.0	35.6		48.6
Separate account assets	2,052.7	—	—		2,052.7
Total assets	$2,145.2	$2,006.4	$1,694.8		$5,846.4
Liabilities
Derivative liabilities	$—	$110.8	$—		$110.8
Embedded derivatives	—	—	74.8		74.8
Total liabilities	$—	$110.8	$74.8		$185.6
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2013.

9.	Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of
($ in millions)	December 31, 2012
	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$14.3	$25.9	[1]	$40.2
State and political subdivision	—	14.8	116.1		130.9
Foreign government	—	43.8	8.0		51.8
Corporate	—	1,096.0	801.5		1,897.5
CMBS	—	234.7	19.3		254.0
RMBS	—	199.9	222.6		422.5
CDO/CLO	—	—	56.8		56.8
Other asset-backed	—	38.5	80.1		118.6
Total available-for-sale debt securities	—	1,642.0	1,330.3		2,972.3
Short-term investments	244.9	—	—		244.9
Derivative assets	13.8	135.6	—		149.4
Related party reinsurance derivative asset	—	—	—		—
Fair value investments	—	15.8	22.7		38.5
Separate account assets	2,061.8	—	—		2,061.8
Total assets	$2,320.5	$1,793.4	$1,353.0		$5,466.9
Liabilities
Derivative liabilities	$—	$45.7	$—		$45.7
Embedded derivatives	—	—	79.5		79.5
Total liabilities	$—	$45.7	$79.5		$125.2
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2012.

The following tables present corporates carried at fair value on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	As of
($ in millions)	December 31, 2013
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$288.9	$377.0	$665.9
Energy	—	137.7	95.4	233.1
Financial services	—	440.3	262.2	702.5
Technical/communications	—	32.8	25.4	58.2
Transportation	—	25.0	85.1	110.1
Utilities	—	83.6	154.3	237.9
Other	—	96.7	102.9	199.6
Total corporates	$—	$1,105.0	$1,102.3	$2,207.3

9.	Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of
($ in millions)	December 31, 2012
	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$352.9	$389.5	$742.4
Energy	—	79.6	18.8	98.4
Financial services	—	361.9	165.8	527.7
Technical/communications	—	45.4	7.6	53.0
Transportation	—	9.3	29.8	39.1
Utilities	—	116.9	134.2	251.1
Other	—	130.0	55.8	185.8
Total corporates	$—	$1,096.0	$801.5	$1,897.5

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The securities which were transferred as of the end of each reporting period into Level 3 were due to decreased market observability of similar assets and/or changes to significant inputs, such as downgrades or price declines. Transfers out of Level 3 were due to increased market activity on comparable assets or observability of inputs.

Level 3 Financial Assets:	As of
($ in millions)	December 31, 2013
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total

Assets
Available-for-sale debt securities
U.S. government and agency [2]	$25.9	$44.3	$(4.3)	$—	$—	$—	$(7.1)	$58.8
State and political subdivision	116.1	47.8	(1.5)	—	—	—	(28.6)	133.8
Foreign government	8.0	—	—	1.6	(6.1)	—	(0.2)	3.3
Corporate	801.5	364.8	(12.8)	41.6	(10.9)	—	(81.9)	1,102.3
CMBS	19.3	19.3	(0.7)	—	(1.5)	(0.2)	(4.3)	31.9
RMBS	222.6	1.3	(28.9)	5.1	—	(0.4)	(23.8)	175.9
CDO/CLO	56.8	36.6	(6.6)	—	—	(0.3)	(15.6)	70.9
Other asset-backed	80.1	13.4	(6.0)	—	—	—	(5.2)	82.3
Total available-for-sale debt securities	1,330.3	527.5	(60.8)	48.3	(18.5)	(0.9)	(166.7)	1,659.2
Related party reinsurance derivative asset	—	—	—	—	—	—	—	—
Fair value investments	22.7	21.1	(3.8)	—	—	(4.4)	—	35.6
Total assets	$1,353.0	$548.6	$(64.6)	$48.3	$(18.5)	$(5.3)	$(166.7)	$1,694.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9.	Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of
($ in millions)	December 31, 2012
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total

Assets
Available-for-sale debt securities
U.S. government and agency [2]	$31.7	$3.2	$(6.7)	$—	$—	$—	$(2.3)	$25.9
State and political subdivision	48.7	41.9	(0.8)	12.9	—	—	13.4	116.1
Foreign government	3.1	3.5	—	—	—	—	1.4	8.0
Corporate	513.8	297.1	(16.2)	21.0	(14.2)	—	—	801.5
CMBS	35.4	—	(0.6)	1.1	(17.1)	—	0.5	19.3
RMBS	268.0	1.6	(38.9)	—	—	2.0	(10.1)	222.6
CDO/CLO	62.5	2.8	(5.3)	—	—	(0.3)	(2.9)	56.8
Other asset-backed	81.2	9.5	(7.6)	—	(1.8)	—	(1.2)	80.1
Total available-for-sale debt securities	1,044.4	359.6	(76.1)	35.0	(33.1)	1.7	(1.2)	1,330.3
Related party reinsurance derivative asset	3.5	—	—	—	—	(3.5)	—	—
Fair value investments	27.5	5.7	(11.5)	—	—	1.0	—	22.7
Total assets	$1,075.4	$365.3	$(87.6)	$35.0	$(33.1)	$(0.8)	$(1.2)	$1,353.0
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	Years Ended December 31,
	2013	2012

Balance, beginning of period	$79.5	$82.3
Net purchases/(sales)	12.9	8.4
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	(17.6)	(11.2)
Balance, end of period	$74.8	$79.5
———————

[1]	Realized gains and losses are included in net realized investment gains on the statements of income and comprehensive income.

Significant unobservable inputs used in the fair value measurement of Level 3 assets are yield, prepayment rate, default rate, recovery rate and reinvestment spread. Keeping other inputs unchanged, an increase in yield, default rate or prepayment rate would decrease the fair value of the asset while an increase in recovery rate, or reinvestment spread would result in an increase to the fair value of the asset. Yields are a function of the underlying U.S. Treasury rates and asset spreads, and changes in default and recovery rates are dependent on overall market conditions.

9.	Fair Value of Financial Instruments (continued)

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets.

Level 3 Assets: [1]	As of
($ in millions)	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$58.8	Discounted cash flow	Yield	1.07%-5.00% (3.18%)
State and political subdivision	$45.4	Discounted cash flow	Yield	2.44%-5.79% (3.88%)
Corporate	$874.1	Discounted cash flow	Yield	1.06%-6.75% (3.81%)
Other asset-backed	$11.3	Discounted cash flow	Yield	2.10%-3.41% (2.30%)
		Discounted cash flow	Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.25%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of
($ in millions)	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$25.9	Discounted cash flow	Yield	1.46%-3.29% (2.57%)
State and political subdivision	$58.0	Discounted cash flow	Yield	1.94%-3.53% (2.94%)
Corporate	$649.6	Discounted cash flow	Yield	1.47%-6.33% (3.01%)
CDO/CLO	$3.4	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$2.8	Discounted cash flow	Yield	2.61%-9.50% (4.97%)
		Discounted cash flow	Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or CSA would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

9.	Fair Value of Financial Instruments (continued)

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of
($ in millions)	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$78.9	Budget method	Swap curve	0.19% - 3.79%
			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

Level 3 Liabilities:	As of
($ in millions)	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$51.2	Budget method	Swap curve	0.21% - 2.50%
			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00% - 35.00%
			CSA	4.47%
Embedded derivatives (GMAB / GMWB)	$28.3	Risk neutral stochastic valuation methodology	Volatility surface	11.67% - 50.83%
			Swap curve	0.36% - 3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	4.47%

9.	Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	December 31, 2013
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$58.8	$—	$58.8
State and political subdivision	45.4	88.4	133.8
Foreign government	—	3.3	3.3
Corporate	874.1	228.2	1,102.3
CMBS	—	31.9	31.9
RMBS	—	175.9	175.9
CDO/CLO	—	70.9	70.9
Other asset-backed	11.3	71.0	82.3
Total available-for-sale debt securities	989.6	669.6	1,659.2
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.8	34.8	35.6
Total assets	$990.4	$704.4	$1,694.8
Liabilities
Embedded derivatives	$74.8	$—	$74.8
Total liabilities	$74.8	$—	$74.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of
($ in millions)	December 31, 2012
	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$25.9	$—	$25.9
State and political subdivision	58.0	58.1	116.1
Foreign government	—	8.0	8.0
Corporate	649.6	151.9	801.5
CMBS	—	19.3	19.3
RMBS	—	222.6	222.6
CDO/CLO	3.4	53.4	56.8
Other asset-backed	2.8	77.3	80.1
Total available-for-sale debt securities	739.7	590.6	1,330.3
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.8	21.9	22.7
Total assets	$740.5	$612.5	$1,353.0
Liabilities
Embedded derivatives	$79.5	$—	$79.5
Total liabilities	$79.5	$—	$79.5
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9.	Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		As of December 31,
of Financial Instruments:	Fair Value	2013		2012
($ in millions)	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Financial assets:
Policy loans	Level 3	$66.1	$65.6	$61.0	$60.6
Cash and cash equivalents	Level 1	$181.0	$181.0	$83.1	$83.1
Financial liabilities:
Investment contracts	Level 3	$2,762.8	$2,763.8	$2,349.8	$2,355.4
Surplus notes	Level 3	$30.0	$30.0	$—	$—

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

Indebtedness

The fair value of surplus notes is determined with reference to the fair value of Phoenix’s senior unsecured bonds including consideration of the different features in the two securities. See Note 11 to these financial statements for additional information.

10.	Income Taxes

Phoenix and PHL Variable file a consolidated U.S. Federal income tax return. The Company also files combined, unitary and separate income tax returns in various states.

10.	Income Taxes (continued)

Significant Components of Income Taxes:	Years Ended December 31,
($ in millions)	2013	2012	2011
Income tax expense (benefit) attributable to:
Current	$(21.7)	$27.7	$0.6
Deferred	—	(11.5)	(6.9)
Income tax expense (benefit)	$(21.7)	$16.2	$(6.3)

Reconciliation of Effective Income Tax Rate:	Years Ended December 31,
($ in millions)	2013	2012	2011

Income (loss) before income taxes	$34.0	$(121.5)	$(26.3)
Income tax expense (benefit) at statutory rate of 35.0%	11.9	(42.5)	(9.2)
Dividend received deduction	(1.2)	(1.5)	(2.0)
Valuation allowance increase (release)	(31.7)	60.2	4.1
Other, net	(0.7)	—	0.8
Income tax expense (benefit)	$(21.7)	$16.2	$(6.3)
Effective income tax rates	(63.8%)	(13.3%)	23.9%

Allocation of Income Taxes:	Years Ended December 31,
($ in millions)	2013	2012	2011

Income tax expense (benefit)	$(21.7)	$16.2	$(6.3)
Income tax from OCI:
Unrealized investment (gains) losses	(11.8)	24.9	4.2
Pension	—	—	—
Policy dividend obligation and deferred policy acquisition cost	—	—	—
Other	—	—	—
Income tax related to cumulative effect of change in accounting	—	—	—
Total income tax recorded to all components of income	$(33.5)	$41.1	$(2.1)

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2013	2012
Deferred income tax assets
Future policyholder benefits	$270.0	$276.7
Unearned premiums / deferred revenues	—	—
Investments	—	—
Net operating and capital loss carryover benefits	—	1.7
Other	0.8	0.2
Available-for-sale debt securities	28.0	16.2
Alternative minimum tax credits	2.1	1.8
Subtotal	300.9	296.6
Valuation allowance	(74.2)	(105.4)
Total deferred income tax assets, net of valuation allowance	226.7	191.2
Deferred income tax liabilities
Deferred policy acquisition costs	(101.7)	(92.2)
Investments	(78.7)	(77.8)
Other	(18.3)	(5.0)
Gross deferred income tax liabilities	(198.7)	(175.0)
Net deferred income tax assets	$28.0	$16.2

10.	Income Taxes (continued)

As of December 31, 2013, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of all available evidence – both positive and negative – weighted to the extent the evidence was objectively verifiable. In performing this assessment, the Company considered the existence of 2013 GAAP pre-tax income of $34.0 million driven primarily by gains on guaranteed insurance benefit liabilities and actuarial assumption changes. Although this GAAP income does allow for realization of some deferred tax assets, Management, does not view this pre-tax income to be indicative of sustainable core earnings and accordingly, does not view this income as a substantial form of positive evidence because this income did not arise until the fourth quarter of 2013.

With the existence of PHL Variable and parent company life subgroup taxable profits in recent years, the Company has experienced some utilization of its tax loss carryovers and incurred current federal income tax. Under U.S. federal tax law, taxes paid by PHL Variable and the life subgroup are available for recoupment in the event of future losses. Under GAAP, the ability to carryback losses and recoup taxes paid can be considered as a source of income when assessing the realization of deferred tax assets. The Company believes that the consolidated return will remain taxable in the near term and as such, we do not believe the taxes paid in the current and prior years will be recouped. Accordingly, management has not deemed the PHL Variable taxes paid in current and prior tax years as a viable source of income when performing its valuation allowance assessment.

Further, we believe that the continued existence of significant negative evidence illustrated by a three year cumulative loss before tax is significant enough to overcome any positive evidence that exists with respect to the 2013 pretax operating results. Further additional negative evidence, includes but is not limited to, material weaknesses in internal controls over financial reporting which adversely affect the accuracy of the Company’s financial data, continued costs associated with the financial restatement, risk of failure to comply with the filing deadlines expressed by the SEC, and downgrades of financial strength credit ratings which have the potential to increase policy surrenders and withdrawals.

Due to the application of our tax sharing agreement, positive and negative evidence at both the parent and subsidiary levels have been considered in our assessment of deferred tax asset realizability at the subsidiary level. Due to the significance of the negative evidence at both the parent and subsidiary levels, as well as the weight given to the objective nature of the cumulative losses in recent years, and after consideration of all available evidence, we concluded that our estimates of future taxable income, timing of the reversal of existing taxable temporary differences and certain tax planning strategies did not provide sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. To the extent either PHL Variable or PNX can demonstrate the ability to generate sustained profitability in the future, the valuation allowance could potentially be reversed resulting in a benefit to income tax expense.

As of December 31, 2013, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $74.2 million has been recorded on net deferred tax assets of $102.2 million. The valuation allowance recorded constitutes a full valuation allowance on the net deferred tax assets that require future taxable income in order to be realized. The remaining deferred tax asset of $28.0 million attributable to available-for-sale debt securities with gross unrealized losses do not require a valuation allowance due to our ability and intent to hold these securities until recovery of fair or principle value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included a decrease of $31.7 million in net loss and an increase of $0.5 million in OCI-related deferred tax balances.

As of December 31, 2013, we had deferred tax assets of $2.1 million related to alternative minimum tax credit carryovers which do not expire.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. During 2012, the Company resolved examination issues for tax years 2010 which resulted in adjustments to tax attribute carryforwards. No material unanticipated assessments were incurred, and no adjustment to our liability for uncertain tax positions was required.

There were no unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

10.	Income Taxes (continued)

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

The Company has no interest and penalties as income tax expense and no accrued interest and penalties in the related income tax liability for the years ended December 31, 2013 and December 31, 2012.

11.	Related Party Transactions

Capital contributions

During the year ended December 31, 2013, we received $45.0 million in capital contributions from PM Holdings, Inc.

Related party transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general operating expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $91.5 million, $71.4 million and $73.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts payable to Phoenix Life were $6.3 million and $4.4 million as of December 31, 2013 and 2012, respectively.

See Note 13 to these financial statements for additional information on related party transactions.

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

See Note 3 to these financial statements for additional information on related party transactions.

Investment Advisory agreement

Prior to November 18, 2011, Goodwin Capital Advisers, Inc. (“Goodwin”), an indirect wholly owned subsidiary of PNX, provided investment advisory services to us for a fee. On November 18, 2011, PNX closed on a transaction to sell Goodwin to Conning Holdings Corp. (“Conning Holdings”). Included in the terms of this transaction was a multi-year investment management agreement under which Conning will manage the Company’s publicly-traded fixed income assets. Private placement bond and limited partnership investments previously managed under Goodwin will continue to be managed by PNX under its subsidiary, Phoenix Life. Investment advisory fees incurred by us for Goodwin’s management of general account assets were $0.0 million, $0.0 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no amounts payable to Goodwin as of December 31, 2013 and 2012.

11.	Related Party Transactions (continued)

Underwriting agreements
1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $6.4 million, $6.5 million and $6.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $65.4 million, $73.3 million and $97.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts payable to Phoenix Life were $1.3 million and $8.0 million as of December 31, 2013 and 2012, respectively.

Saybrus, a majority-owned subsidiary of PNX, provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus on our behalf were $9.2 million, $11.3 million and $11.2 million as of December 31, 2013, 2012 and 2011, respectively. Commission amounts payable to Saybrus were $0.7 million and $0.9 million as of December 31, 2013 and 2012, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of December 31, 2013, 2012 and 2011, respectively. Commission amounts payable to Saybrus Equity were immaterial as of December 31, 2013 and 2012, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, we had a net amount due to Phoenix Life of $2.6 million as of December 31, 2013 and a net amount due from Phoenix Life of $2.4 million as of December 31, 2012. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due to Phoenix Life and Annuity of $0.5 million as of December 31, 2013 and immaterial amounts due to Phoenix Life and Annuity as of December 31, 2012. We do not charge any fees for this service.

Indebtedness due to affiliate

PHL Variable issued $30.0 million surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043. Interest payments are at an annual rate of 10.5%, require the prior approval of the Insurance Commissioner of the State of Connecticut and may be made only out of surplus funds as defined under applicable law and regulations of the State of Connecticut. Upon approval by the Insurance Commissioner, the notes may be redeemed at any time, either in whole or in part, at a redemption price of 100% plus accrued interest to the date set for the redemption. Connecticut Law provides that the notes are not part of the legal liabilities of PHL Variable.

12.	Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss):	Net Unrealized
($ in millions)	Gains / (Losses)
	on Investments
	where	Net Unrealized
	Credit-related	Gains / (Losses)
	OTTI was	on All Other
	Recognized [1]	Investments [1]	Total

Balance as of December 31, 2011	$(7.4)	$10.0	$2.6
Change in component during the year before reclassifications	6.7	14.7	21.4
Amounts reclassified from AOCI	(0.6)	(12.0)	(12.6)
Balance as of December 31, 2012	(1.3)	12.7	11.4
Change in component during the year before reclassifications	3.9	(21.5)	(17.6)
Amounts reclassified from AOCI	(0.6)	(5.1)	(5.7)
Balance as of December 31, 2013	$2.0	$(13.9)	$(11.9)
———————

[1]
See Note 6 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Income and Comprehensive Income
	For the year ended December 31,
($ in millions)	2013	2012	2011

Net unrealized gains/(losses) on investments where credit-related OTTI was recognized
Available-for-sale securities	$0.9	$0.9	$0.4	Net realized capital gains (losses)
	0.9	0.9	0.4	Total before income taxes
	0.3	0.3	0.1	Income tax expense (benefit)
	$0.6	$0.6	$0.3	Net income (loss)
Net unrealized investment gains/(losses) on all other investments
Available-for-sale securities	$7.8	$18.5	$(1.8)	Net realized capital gains (losses)
	7.8	18.5	(1.8)	Total before income taxes
	2.7	6.5	(0.6)	Income tax expense (benefit)
	$5.1	$12.0	$(1.2)	Net income (loss)
Total amounts reclassified from AOCI	$5.7	$12.6	$(0.9)	Net income (loss)

13.	Employee Benefit Plans and Employment Agreements

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit plans. We incur applicable employee benefit expenses through the process of cost allocation by PNX.

13.	Employee Benefit Plans and Employment Agreements (continued)

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

Employee benefit expense allocated to us totaled $3.2 million, $4.6 million and $7.6 million for 2013, 2012 and 2011, respectively. Over the next 12 months, Phoenix Life expects to make contributions to the pension plan of which $6.4 million will be allocated to us. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and was effective immediately. The law includes certain pension funding stabilization provisions, which the Company took advantage of in 2012.

14.	Share-Based Payments

The Phoenix has a share-based compensation to certain employees and non-employee directors. The Company is included in these plans and has been allocated compensation expense of $1.3 million, $1.1 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $(0.5) million, $(0.4) million and $(0.6) million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not capitalize the cost of stock-based compensation.

15.	Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2013, 2012 and 2011, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred, life insurance reserves are based on different assumptions and deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Our RBC was in excess of 250% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2013 and 2012.

15.	Statutory Financial Information and Regulatory Matters (continued)

The information below is taking from the PHL Variable annual statement filed with state regulatory authorities.

Statutory Financial Data: [1]	As of or For the Years Ended December 31,
($ in millions)	2013	2012	2011

Statutory capital and surplus	$222.9	$313.5	$312.8
Asset valuation reserve	12.3	7.5	7.3
Statutory capital, surplus and asset valuation reserve	$235.2	$321.0	$320.1
Statutory gain (loss) from operations	$(67.6)	$61.9	$56.4
Statutory net income (loss)	$(86.1)	$49.7	$61.4
———————

[1]	Amounts in statements filed with state regulatory authorities may differ from audited financial statements.

The Company reflected negative net prior period adjustments of $8.1 million in surplus of the Company's quarterly financial statements for the six months ended June 30, 2014 filed with state regulatory authorities.

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2014 without prior approval.

16.	Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the outcome of our litigation and arbitration matters described below are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

SEC Cease-and-Desist Order

On February 12, 2014, PNX and the Company submitted an Offer of Settlement with the SEC pursuant to which PNX and the Company consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, PNX and the Company have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. PNX and the Company each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

PNX filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10- K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

16.	Contingent Liabilities (continued)

On July 16, 2014, PNX and the Company submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which PNX and the Company consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. PNX and the Company each paid a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Company and/or PNX periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made. PNX filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014 in compliance with the Amended Order.

The following table sets forth the deadlines in the Amended Order for Phoenix’s SEC periodic reports:

Phoenix Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 6, 2014
10-Q	Quarterly Period ended March 31, 2013	September 10, 2014
10-Q	Quarterly Period ended June 30, 2013	September 10, 2014
10-Q	Quarterly Period ended September 30, 2013	September 10, 2014
10-Q	Quarterly Period ended March 31, 2014	October 17, 2014
10-Q	Quarterly Period ended June 30, 2014	October 24, 2014
10-Q	Quarterly Period ended September 30, 2014	December 5, 2014

As of the date of filing of this Form 10-K, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014.

The following table sets forth the deadlines in the Amended Order for the Company’s SEC periodic reports:

PHL Variable Timetable of SEC Periodic Reports
Form	Period	Amended Deadline
10-K	Year ended December 31, 2013	August 22, 2014
10-Q	Quarterly Period ended March 31, 2013	September 12, 2014
10-Q	Quarterly Period ended June 30, 2013	September 12, 2014
10-Q	Quarterly Period ended September 30, 2013	September 12, 2014
10-Q	Quarterly Period ended March 31, 2014	October 21, 2014
10-Q	Quarterly Period ended June 30, 2014	October 28, 2014
10-Q	Quarterly Period ended September 30, 2014	December 12, 2014

As of the date of filing of this Form 10-K, the Company believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. This Form 10-K was filed in compliance with the Amended Order.

16.	Contingent Liabilities (continued)

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed a complaint against PNX, Phoenix Life and the Company in the United States District Court for the Central District of California; this case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped PNX as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleged that Phoenix Life and the Company committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against PNX, Phoenix Life, the Company, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

By order dated July 12, 2013, two separate classes were certified in an action pending in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) brought by Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, against Phoenix Life. By subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint in the Fleisher Litigation, filed on November 18, 2011, challenges COI rate adjustments implemented by Phoenix Life, which Phoenix Life maintains were based on policy language permitting such adjustments. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York and subject to New York law. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

The Company, a subsidiary of Phoenix Life, has been named as a defendant in four actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These four cases, which are not styled as class actions, have been brought against the Company by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-4) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”)); and 4: C.A. No. 1:13-cv-00368-GMS; U.S. Dist. Ct; D. Del., complaint filed on March 6, 2013; the “Delaware Litigation”). The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations have been assigned to the same judge as the Fleisher Litigation, and discovery in these four actions, which was coordinated by the court, has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014 the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part the Company’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigation, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. The Delaware Litigation is proceeding separately and by order dated April 22, 2014 was transferred to the U.S. District Court for the District of Connecticut and assigned a new docket number (C.A. No. 3:14-cv-0555-WWE). The plaintiffs seek damages and attorneys’ fees for breach of contract and other common law and statutory claims.

16.	Contingent Liabilities (continued)

Complaints to state insurance departments regarding the Company’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing the Company to take remedial action in response to complaints by a single policyholder. The Company disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position, which is pending. (OCI Case No. 13-C35362).

The Company and Phoenix Life believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

Shareholder Action

On April 17, 2013, Robert Strougo, et al. filed a complaint against the Company, James D. Wehr and Peter A. Hofmann in the United States District Court for the District of Connecticut (Case No. 13-CV-547-RNC) (the “Strougo Litigation”). On November 1, 2013, the plaintiffs filed an amended complaint joining Michael E. Hanrahan as an additional individual defendant. The plaintiffs seek to recover on behalf of themselves and a class defined as all persons (other than the defendants) who purchased or otherwise acquired PNX’s securities between May 5, 2009 and August 14, 2013 for claims arising out of PNX’s announced intent to restate previously filed financial statements. The plaintiffs allege that, throughout the class period, PNX made materially false and misleading statements regarding PNX’s business, operational and compliance policies. The plaintiffs seek damages, attorneys’ fees and other litigation costs. On June 2, 2014, prior to moving to certify a class, the plaintiffs voluntarily dismissed the action with prejudice as to the named plaintiffs.

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

State Insurance Department Examinations

During 2012 and 2013, the Connecticut Insurance Department conducted its routine financial examination of the Company and two other Connecticut-domiciled insurance affiliates. A report from the Connecticut Insurance Department was issued on May 28, 2014. We expect to receive final market conduct examination reports in 2014.

In 2013, the Connecticut Insurance Department commenced a market conduct examination of the Company and two other Connecticut-domiciled insurance affiliates. The report from this examination will also be available in 2014.

16.	Contingent Liabilities (continued)

Unclaimed Property Inquiries

In late 2012, PNX and the Company and their affiliates received separate notices from Unclaimed Property Clearing House (“UPCH”) and Kelmar Associates, LLC (“Kelmar”) that UPCH and Kelmar had been authorized by the unclaimed property administrators in certain states to conduct unclaimed property audits. The audits began in 2013 and are being conducted on the PNX enterprise with a focus on death benefit payments; however, all amounts owed by any aspect of the PNX enterprise are also a focus. This includes any payments to vendors, brokers, former employees and shareholders. UPCH represents 33 states and the District of Columbia and Kelmar represents six states.

17.	Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2013 and 2012.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions)	Mar 31, [1]	June 30,	Sept 30,	Dec 31,
	2013

Revenues	$108.8	$137.1	$130.6	$149.2

Benefits and expenses	$131.1	$149.4	$143.2	$68.0

Income tax expense (benefit)	$(1.9)	$(16.9)	$2.6	$(5.5)

Net income (loss)	$(20.4)	$4.6	$(15.2)	$86.7
———————

[1]	Results for the quarter ended March 31, 2013 include $3.2 million of income (loss) related to out of period adjustments. Such amounts are not material to any period presented.

Summarized Selected Quarterly Financial Data:	Quarter Ended
($ in millions)	Mar 31,	June 30,	Sept 30,	Dec 31,
	2012

Revenues	$125.6	$111.7	$130.2	$114.9

Benefits and expenses	$129.3	$143.3	$206.5	$124.8

Income tax expense (benefit)	$18.8	$0.5	$4.3	$(7.4)

Net income (loss)	$(22.5)	$(32.1)	$(80.6)	$(2.5)

17.	Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statements of Income and Comprehensive Income
	Three months ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
	2013
REVENUES:
Premiums	$3.1	$5.1	$3.1	$2.6
Insurance and investment product fees	90.1	87.2	94.0	96.3
Net investment income	33.0	34.1	36.3	37.4
Net realized investment gains (losses):
Total OTTI losses	(0.3)	—	(0.2)	(0.6)
Portion of OTTI losses recognized in OCI	(0.7)	(0.2)	—	—
Net OTTI losses recognized in earnings	(1.0)	(0.2)	(0.2)	(0.6)
Net realized investment gains (losses), excluding OTTI losses	(16.4)	10.9	(2.6)	13.5
Net realized investment gains (losses)	(17.4)	10.7	(2.8)	12.9
Total revenues	108.8	137.1	130.6	149.2

BENEFITS AND EXPENSES:
Policy benefits	88.5	91.4	91.8	14.8
Policy acquisition cost amortization	14.0	26.6	22.2	25.6
Other operating expenses	28.6	31.4	29.2	27.6
Total benefits and expenses	131.1	149.4	143.2	68.0
Income (loss) before income taxes	(22.3)	(12.3)	(12.6)	81.2
Income tax expense (benefit)	(1.9)	(16.9)	2.6	(5.5)
Net income (loss)	$(20.4)	$4.6	$(15.2)	$86.7

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(20.4)	$4.6	$(15.2)	$86.7
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(13.3)	(12.1)	9.9	(19.6)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	2.7	(12.1)	(0.3)	(2.1)
Other comprehensive income (loss), net of income taxes	(16.0)	—	10.2	(17.5)
Comprehensive income (loss)	$(36.4)	$4.6	$(5.0)	$69.2

17.	Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statements of Income and Comprehensive Income
	For the period ended
	June 30,	Sept 30,
	2013
REVENUES:
Premiums	$8.2	$11.3
Insurance and investment product fees	177.3	271.3
Net investment income	67.1	103.4
Net realized investment gains (losses):
Total OTTI losses	(0.3)	(0.5)
Portion of OTTI losses recognized in OCI	(0.9)	(0.9)
Net OTTI losses recognized in earnings	(1.2)	(1.4)
Net realized investment gains (losses), excluding OTTI losses	(5.5)	(8.1)
Net realized investment gains (losses)	(6.7)	(9.5)
Total revenues	245.9	376.5

BENEFITS AND EXPENSES:
Policy benefits, excluding policyholder dividends	179.9	271.7
Policy acquisition cost amortization	40.6	62.8
Other operating expenses	60.0	89.2
Total benefits and expenses	280.5	423.7
Loss before income taxes	(34.6)	(47.2)
Income tax expense (benefit)	(18.8)	(16.2)
Net income (loss)	$(15.8)	$(31.0)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(15.8)	$(31.0)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(25.4)	(15.5)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(9.4)	(9.7)
Other comprehensive income (loss), net of income taxes	(16.0)	(5.8)
Comprehensive income (loss)	$(31.8)	$(36.8)

17.	Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheets
	For the period ended
	Mar 31,	June 30,	Sept 30,
	2013
ASSETS:
Available-for-sale debt securities, at fair value	$3,054.7	$3,162.2	$3,252.1
Short-term investments	224.9	165.0	55.0
Limited partnerships and other investments	5.7	7.2	10.3
Policy loans, at unpaid principal balances	61.5	62.8	65.6
Derivative investments	186.6	199.3	190.7
Fair value investments	46.5	48.8	53.1
Total investments	3,579.9	3,645.3	3,626.8
Cash and cash equivalents	116.2	123.9	218.1
Accrued investment income	29.0	25.7	29.7
Receivables	9.8	8.6	14.3
Reinsurance recoverable	444.1	455.5	484.8
Deferred policy acquisition costs	433.6	463.1	458.5
Deferred income taxes, net	13.4	25.5	25.8
Receivables from related parties	—	6.0	2.0
Other assets	162.2	182.4	190.4
Separate account assets	2,109.5	2,021.3	2,049.5
Total assets	$6,897.7	$6,957.3	$7,099.9

LIABILITIES:
Policy liabilities and accruals	$1,930.8	$1,926.5	$1,974.9
Policyholder deposit funds	2,468.1	2,566.5	2,660.9
Payable to related parties	15.5	18.3	12.6
Other liabilities	115.1	161.4	143.7
Separate account liabilities	2,109.5	2,021.3	2,049.5
Total liabilities	6,639.0	6,694.0	6,841.6

COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5	2.5
Additional paid-in capital	802.2	802.2	802.2
Accumulated other comprehensive gain (loss)	(4.6)	(4.6)	5.6
Retained earnings (accumulated deficit)	(541.4)	(536.8)	(552.0)
Total stockholder’s equity	258.7	263.3	258.3
Total liabilities and stockholder’s equity	$6,897.7	$6,957.3	$7,099.9

17.	Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder’s Equity
	For the period ended
	Mar 31,	June 30,	Sept 30,
	2013
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5	$2.5
Balance, end of period	$2.5	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$802.2	$802.2
Capital contributions from parent	—	—	—
Balance, end of period	$802.2	$802.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$11.4	$11.4
Other comprehensive income (loss)	(16.0)	(16.0)	(5.8)
Balance, end of period	$(4.6)	$(4.6)	$5.6

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(521.0)	$(521.0)	$(521.0)
Net income (loss)	(20.4)	(15.8)	(31.0)
Balance, end of period	$(541.4)	$(536.8)	$(552.0)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$295.1	$295.1
Change in stockholder’s equity	(36.4)	(31.8)	(36.8)
Stockholder’s equity, end of period	$258.7	$263.3	$258.3

17.	Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statements of Cash Flows
	For the period ended
	Mar 31,	June 30,	Sept 30,
	2013
OPERATING ACTIVITIES:
Net income (loss)	$(20.4)	$(15.8)	$(31.0)
Net realized investment (gains) losses	17.4	6.7	9.5
Policy acquisition costs deferred	(17.2)	(33.5)	(49.6)
Amortization of deferred policy acquisition costs	14.0	40.6	62.8
Interest credited	18.4	40.1	64.0
Equity in earnings of limited partnerships and other investments	0.8	(0.1)	(0.3)
Change in:
Accrued investment income	(6.8)	(3.7)	(8.5)
Deferred income taxes	—	—	—
Receivables	6.4	7.6	1.9
Reinsurance recoverable	(17.0)	(28.4)	(57.7)
Policy liabilities and accruals	(55.5)	(59.5)	(70.7)
Due to/from affiliate	4.5	1.3	(0.4)
Other operating activities, net	3.6	(4.4)	7.4
Cash provided by (used for) operating activities	(51.8)	(49.1)	(72.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(155.0)	(429.8)	(672.3)
Short-term investments	(224.8)	(224.8)	(224.8)
Derivative instruments	(35.1)	(50.1)	(62.7)
Fair value investments	(9.8)	(14.6)	(21.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	73.4	151.3	261.2
Short-term investments	244.9	304.8	414.8
Derivative instruments	7.7	15.8	27.4
Fair value investments	1.7	3.7	5.7
Contributions to limited partnerships	(0.3)	(0.4)	(3.5)
Distributions from limited partnerships	—	0.1	0.4
Policy loans, net	0.2	(0.6)	(2.7)
Other investing activities, net	0.1	0.1	0.1
Cash provided by (used for) investing activities	(97.0)	(244.5)	(277.5)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	247.2	469.9	690.7
Policyholder deposit fund withdrawals	(135.3)	(280.0)	(434.6)
Net transfers to/from separate accounts	70.0	144.5	229.0
Cash provided by (used for) financing activities	181.9	334.4	485.1
Change in cash and cash equivalents	33.1	40.8	135.0
Cash and cash equivalents, beginning of period	83.1	83.1	83.1
Cash and cash equivalents, end of period	$116.2	$123.9	$218.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(3.7)	$(9.0)	$(25.5)

Non-Cash Transactions During the Year
Investment exchanges	$19.0	$29.6	$30.5

18.	Subsequent Events

Management and Organizational Changes

On August 11, 2014, Phoenix announced the resignation of Douglas C. Miller as Senior Vice President and Chief Accounting Officer of Phoenix and the appointment of Ernest McNeill, Jr. as Senior Vice President and Chief Accounting Officer of Phoenix, each effective August 25, 2014.

Late Filings

On February 28, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our 2013 Annual Report on Form 10-K with the SEC.

On May 12, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our first quarter 2014 Quarterly Report on Form 10-Q with the SEC.

On August 8, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our second quarter 2014 Quarterly Report on Form 10-Q with the SEC.

Rating Agency Actions

On January 14, 2014, Moody’s Investor Services withdrew the Ba2 financial strength rating of the Company.

On May 20, 2014, Standard & Poor’s Ratings Services placed its ‘B-’, long-term counterparty credit rating on Phoenix and its ‘BB-’ long-term counterparty credit and financial strength ratings on Phoenix Life and the Company on CreditWatch with negative implications.

On August 12, 2014, Standard & Poor's Ratings Services lowered its financial strength ratings on Phoenix Life and the Company to 'B+' from 'BB-' and affirmed its 'B-' long-term counterparty credit rating on Phoenix. They removed the ratings from CreditWatch and assigned a negative outlook. They also affirmed Phoenix's long-term counterparty credit rating.

SEC Cease-and-Desist Order

See Note 16 to these financial statements for additional information regarding the SEC Cease-and-Desist Order, as amended.