Form 10-Q
period 2013-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2014-09-12
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of September 4, 2014, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Quarterly Report on Form 10-Q with the reduced disclosure format permitted by General Instruction H(1)(a) and (b) of Form 10-Q.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended March 31, 2013 (this “Form 10-Q”) is being filed by PHL Variable Insurance Company (“we,” “our,” “us,” the “Company,” or “PHL Variable”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

The Company filed a Current Report on Form 8-K with the SEC on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 25, 2014 (the “2012 Form 10-K”), the Company restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited balance sheet as of December 31, 2011 and statements of income and comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for each of the years ended December 31, 2011 and 2010; and (ii) the unaudited statements of income and comprehensive income, unaudited balance sheets, unaudited statements of cash flow and unaudited statements of changes in stockholder’s equity for the periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011. In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services - Insurance (ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”) and correction of accounting errors related to the adoption as originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012. The 2012 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2011 and 2010 and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012, and March 31, June 30 and September 30, 2011.

The unaudited financial statements for the three month period ended March 31, 2012 contained in this Form 10-Q are presented on a restated and amended basis, consistent with both the restated and amended financial statements for the year ended December 31, 2012 and the three month period ended March 31, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance.

The information contained in this Form 10-Q serves to update the financial statements of the Company for the year ended December 31, 2012 contained in the 2012 Form 10-K, but does not serve to update the financial statements of the Company for the year ended December 31, 2013 contained in the 2013 Form 10-K. The unaudited financial statements for the three month period ended March 31, 2013 contained in this Form 10-Q are consistent with those contained in the 2013 Form 10-K.

For more information on the matters that have led to the Restatement and data previously reported, see Note 2 “Restatement and Amendment of Previously Reported Financial Information” to our financial statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Unaudited Balance Sheets
($ in millions, except share data)
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $2,882.4 and $2,798.1)	$3,054.7	$2,972.3
Short-term investments	224.9	244.9
Limited partnerships and other investments	5.7	6.7
Policy loans, at unpaid principal balances	61.5	61.0
Derivative instruments	186.6	149.4
Fair value investments	46.5	38.5
Total investments	3,579.9	3,472.8
Cash and cash equivalents	116.2	83.1
Accrued investment income	29.0	23.2
Receivables	9.8	16.2
Reinsurance recoverable	444.1	427.1
Deferred policy acquisition costs	433.6	426.2
Deferred income taxes, net	13.4	16.2
Receivable from related parties	—	—
Other assets	162.2	135.5
Separate account assets	2,109.5	2,061.8
Total assets	$6,897.7	$6,662.1

LIABILITIES:
Policy liabilities and accruals	$1,930.8	$1,876.2
Policyholder deposit funds	2,468.1	2,349.8
Payable to related parties	15.5	11.0
Other liabilities	115.1	68.2
Separate account liabilities	2,109.5	2,061.8
Total liabilities	6,639.0	6,367.0

COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	802.2	802.2
Accumulated other comprehensive income (loss)	(4.6)	11.4
Retained earnings (accumulated deficit)	(541.4)	(521.0)
Total stockholder’s equity	258.7	295.1
Total liabilities and stockholder’s equity	$6,897.7	$6,662.1

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Statements of Income and Comprehensive Income
($ in millions)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
		As restated and amended
REVENUES:
Premiums	$3.1	$0.7
Insurance and investment product fees	90.1	96.8
Net investment income	33.0	30.6
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.3)	(0.7)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.7)	(0.3)
Net OTTI losses recognized in earnings	(1.0)	(1.0)
Net realized investment gains (losses), excluding OTTI losses	(16.4)	(1.5)
Net realized investment gains (losses)	(17.4)	(2.5)
Total revenues	108.8	125.6

BENEFITS AND EXPENSES:
Policy benefits	88.5	61.8
Policy acquisition cost amortization	14.0	40.7
Other operating expenses	28.6	26.8
Total benefits and expenses	131.1	129.3
Income (loss) before income taxes	(22.3)	(3.7)
Income tax expense (benefit)	(1.9)	18.8
Net income (loss)	$(20.4)	$(22.5)

FEES PAID TO RELATED PARTIES (Note 12)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(20.4)	$(22.5)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(13.3)	8.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	2.7	3.7
Other comprehensive income (loss), net of income taxes	(16.0)	4.9
Comprehensive income (loss)	$(36.4)	$(17.6)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Statements of Cash Flows
($ in millions)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
		As restated and amended
OPERATING ACTIVITIES:
Net income (loss)	$(20.4)	$(22.5)
Net realized investment (gains) losses	17.4	2.5
Policy acquisition costs deferred	(17.2)	(24.0)
Policy acquisition cost amortization	14.0	40.7
Interest credited	18.4	16.0
Equity in earnings of limited partnerships and other investments	0.8	(0.3)
Change in:
Accrued investment income	(6.8)	(6.2)
Deferred income taxes, net	—	(1.4)
Receivables	6.4	27.0
Reinsurance recoverable	(17.0)	(13.6)
Policy liabilities and accruals	(55.5)	(56.0)
Due to/from affiliate	4.5	9.0
Other operating activities, net	3.6	13.0
Cash provided by (used for) operating activities	(51.8)	(15.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(155.0)	(211.0)
Short-term investments	(224.8)	(60.0)
Derivative instruments	(35.1)	(19.0)
Fair value investments	(9.8)	—
Sales, repayments and maturities of:
Available-for-sale debt securities	73.4	58.1
Short-term investments	244.9	38.5
Derivative instruments	7.7	1.8
Fair value investments	1.7	1.1
Contributions to limited partnerships	(0.3)	(0.6)
Distributions from limited partnerships	—	0.2
Policy loans, net	0.2	2.4
Other investing activities, net	0.1	—
Cash provided by (used for) investing activities	(97.0)	(188.5)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	247.2	289.2
Policyholder deposit fund withdrawals	(135.3)	(139.8)
Net transfers to/from separate accounts	70.0	77.6
Cash provided by (used for) financing activities	181.9	227.0
Change in cash and cash equivalents	33.1	22.7
Cash and cash equivalents, beginning of year	83.1	49.5
Cash and cash equivalents, end of year	$116.2	$72.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(3.7)	$(0.9)
Non-Cash Transactions During the Year
Investment exchanges	$19.0	$7.7
The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Statements of Changes in Stockholder’s Equity
($ in millions)
Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
		As restated and amended [1]
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$802.2
Balance, end of period	$802.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$2.6
Other comprehensive income (loss)	(16.0)	4.9
Balance, end of period	$(4.6)	$7.5

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(521.0)	$(383.3)
Net income (loss)	(20.4)	(22.5)
Balance, end of period	$(541.4)	$(405.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$424.0
Change in stockholder’s equity	(36.4)	(17.6)
Balance, end of period	$258.7	$406.4
———————

[1]
Amounts reflect the cumulative impact of the retrospective adoption of amended guidance to ASC 944, Financial Services Insurance (ASU 2010-26), as detailed more fully within Note 2 to these financial statements.

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Unaudited Financial Statements
Three Months Ended March 31, 2013 and 2012

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

2.    Restatement and Amendment of Previously Reported Financial Information

This Quarterly Report on Form 10-Q for the period ended March 31, 2013 (this “Form 10-Q”) is being filed by the Company (or “PHL Variable”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

The Company filed a Current Report on Form 8-K with the SEC on September 18, 2012 (as was amended by Forms 8-K/A filed by the Company on November 8, 2012, March 15, 2013 and April 24, 2013, respectively) disclosing its conclusion that certain of its previously issued annual audited and unaudited financial statements contained in its historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should no longer be relied upon and should be restated.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 25, 2014 (the “2012 Form 10-K”), the Company restated and corrected the following financial statements of the Company (the “Restatement”): (i) the audited balance sheet as of December 31, 2011 and statements of income and comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for each of the years ended December 31, 2011 and 2010; and (ii) the unaudited statements of income and comprehensive income, unaudited balance sheets, unaudited statements of cash flows and unaudited statements of changes in stockholder’s equity for the periods ended March 31 and June 30, 2012 and for each of the quarterly periods in fiscal year 2011. In addition, prior periods have been amended for the retrospective adoption of amendments to ASC 944, Financial Services - Insurance (“ASU 2010-26,” Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) and correction of accounting errors related to the adoption as originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012. The 2012 Form 10-K was filed by the Company in lieu of the Company separately filing with the SEC amendments to its previously filed Annual Reports on Form 10-K for each of the years ended December 31, 2011 and 2010 and its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2012, and March 31, June 30 and September 30, 2011.

The unaudited financial statements for the three month period ended March 31, 2012 contained in this Form 10-Q are presented on a restated and amended basis, consistent with both the restated and amended financial statements for the year ended December 31, 2012 and the three month period ended March 31, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance. Accordingly and as discussed in the 2012 Form 10-K, the Company has restated and amended its financial statements as of and for the three months ended March 31, 2012 to: (i) adjust for impact of these errors; (ii) record previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period; and (iii) amend the financial statements for the impact of the retrospective adoption of amended accounting guidance discussed more fully in the “Revision for the Retrospective Adoption of Amended Accounting Guidance” section below.

The Company has classified the errors that were affected by the Restatement into the following major categories:

1.    Actuarial Finance (which includes various subcategories as noted more fully below)
2.    Investments (which includes various subcategories as noted more fully below)
3.    Reinsurance Accounting
4.    Cash Flows and Changes in Classification

In addition to these four categories, there are certain items labeled “other restatement adjustments” which primarily relate to previously recorded out-of-period errors that were previously identified and determined not to be material individually or in the aggregate. The Company considered each of these errors individually or in the aggregate during the course of the Restatement and concluded that certain of these previously identified errors, namely actuarial, would be most appropriately presented within separately identifiable categories as noted in more detail within the “Actuarial Finance” section below, with the remaining errors most appropriately categorized into “other restatement adjustments” rather than any of the four major categories. In an effort to provide greater transparency into these remaining “other restatement adjustments,” the Company has provided additional details underlying select errors for certain financial statement line items, as deemed appropriate. These details are presented in the financial statement tables detailed more fully within this Note below.

Actuarial Finance

The Company determined that there were errors related to the actuarial valuation of insurance liabilities and the amortization of deferred policy acquisition costs (“DAC”). Errors were identified related to data, assumptions and valuation methodologies and separated into the following sub-categories detailed below.

•
Accounting for Certain Universal Life Type Products: Certain of the Company’s universal life products have benefit features that are expected to produce profits in earlier periods followed by losses in later periods. Under generally accepted accounting principles in the United States (“U.S. GAAP”), the Company is required to establish reserves for the anticipated benefits that exceed the projected contract value and arise from these features. The Company did not properly evaluate certain benefit features and, therefore, did not properly establish the required reserves. The resulting changes in the reserve accruals had a secondary impact on gross profits used to amortize deferred acquisition costs and unearned revenue reserves.

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

The Company also determined it was using inappropriate approximations of reinsurance that when aggregated did not properly reflect the underlying reinsurance costs accurately within the models it uses to amortize DAC and to value policyholder liabilities. The impact of the correction of this reinsurance modeling error indirectly impacted the balances discussed above.

In addition, the impact of this error indirectly impacted the calculation of the “Shadow Accounting” error which is a separately identifiable component of the actuarial errors and, accordingly, is described within the “Shadow Accounting” section of “Actuarial Finance” directly below.

The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Shadow Accounting: Under U.S. GAAP accounting, assets and liabilities that are backed by a portfolio of assets classified as available-for-sale must be adjusted to reflect the amount of unrealized gains or unrealized losses “as if the amounts were realized” with a corresponding offset to other comprehensive income (loss) in a process commonly referred to as “shadow accounting”. The Company failed to recognize all of the relationships between the available-for-sale assets and the supported assets and liabilities in calculating these adjustments. During the restatement, the shadow accounting policy and valuation process were corrected to ensure all interrelated assets and liabilities were being properly identified and to ensure that the impacts of these unrealized gains or losses were properly recorded. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Loss Recognition: Under U.S. GAAP accounting, the Company must periodically assess the net liability (net of DAC) to ensure it is sufficient to provide for the expected policyholder benefits and related expenses. Upon analysis, the Company determined that for certain lines of business the “locked-in” historical estimates used to calculate the policyholder liabilities were insufficient prior to, and also as a result of, entering into a new reinsurance treaty (as discussed within the “Reinsurance Accounting” section below) and in light of the current interest rate environment. Upon identification of loss recognition events, the Company reduced its DAC asset and established additional liabilities to rectify the insufficiency in the net liability which was identified for certain lines of business. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Fixed Indexed Annuities (“FIA”): During the Company’s analysis of the fixed indexed annuity valuation process, errors associated with the actuarial modeling of certain fixed indexed annuity product features which were modeled beginning in 2011 were identified. These errors related to incomplete or inaccurate data and inappropriate approximations of product features which resulted in the incorrect calculation for the policyholder liabilities including the related embedded derivatives associated with certain benefits for the product. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Other Actuarial Errors: Included within these amounts are all actuarial out-of-period errors as well as other individually immaterial errors which were identified during the restatement process in conjunction with management’s comprehensive balance sheet review and relating to the Company’s actuarial assumptions, approximations and valuation methods/models for its life and annuity business. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors [2]
REVENUES:
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	0.3	—	—	—	(0.1)	0.2
Net investment income	—	—	—	—	—	—
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	0.1	1.3	1.4
Net realized investment gains (losses)	—	—	—	0.1	1.3	1.4
Total revenues	0.3	—	—	0.1	1.2	1.6

BENEFITS AND EXPENSES:
Policy benefits	13.1	—	—	(0.2)	(5.3)	7.6
Policy acquisition cost amortization	3.5	—	—	5.6	(4.7)	4.4
Other operating expenses	—	—	—	—	3.5	3.5
Total benefits and expenses	16.6	—	—	5.4	(6.5)	15.5
Income (loss) from before income taxes	(16.3)	—	—	(5.3)	7.7	(13.9)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(16.3)	$—	$—	$(5.3)	$7.7	$(13.9)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(16.3)	$—	$—	$(5.3)	$7.7	$(13.9)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	—	(2.8)	—	—	—	(2.8)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	(2.8)	—	—	—	(2.8)
Comprehensive income (loss)	$(16.3)	$(2.8)	$—	$(5.3)	$7.7	$(16.7)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

Investments

The Company determined that there were errors related to investment valuation and the accounting treatment for these investments which are specifically identified errors in the following sub-categories as detailed below.

•
Available-for-Sale Securities – The Company did not have an adequate process over: (1) the valuation and recording of private placement debt, private equity securities, and certain publicly traded securities; and (2) utilizing an appropriate model for identifying impairments related to these securities. The errors identified were related to: (i) inaccurate inputs used in the valuation models; (ii) and inappropriate valuation methodologies used to value certain instruments; and (iii) ineffective review of internally developed (matrix or manual) prices. The Company also failed to maintain an adequate process over the leveling and disclosure of fair value measurements. This resulted in a change in the leveling classification of securities to Level 3 in the fair value hierarchy as disclosed within the 2012 Form 10-K. The classification in Level 3 had no impact on the fair value of these securities.

The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Derivative Valuation – The Company did not appropriately apply U.S. GAAP accounting standards regarding the valuation of certain derivative instruments. Specifically, the Company did not properly recognize and measure counterparty non-performance risk on non-collateralized derivative assets. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Structured Securities – The Company did not appropriately maintain a process over the assessment of accounting methodologies used to determine the appropriate interest income models. This resulted in improper income recognition and impairments for certain structured securities. In addition, the Company did not properly assess securitized financial assets for potential embedded derivatives which, when properly assessed, resulted in the reclassification of assets to fair value investments. The reclassification of these assets results in the recognition of the change in fair value of these assets in net investment income. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

Increase (decrease)	Summary of Correction of Investments Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors [2]
REVENUES:
Premiums	$—	$—	$—	$—
Insurance and investment product fees	—	—	—	—
Net investment income	—	—	0.1	0.1
Net realized investment gains (losses):
Total OTTI losses	—	—	0.4	0.4
Portion of OTTI gains (losses) recognized in OCI	—	—	(0.7)	(0.7)
Net OTTI losses recognized in earnings	—	—	(0.3)	(0.3)
Net realized investment gains (losses), excluding OTTI	—	4.1	—	4.1
Net realized investment gains (losses)	—	4.1	(0.3)	3.8
Total revenues	—	4.1	(0.2)	3.9

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	(1.4)	—	(1.4)
Other operating expenses	—	—	—	—
Total benefits and expenses	—	(1.4)	—	(1.4)
Income (loss) from before income taxes	—	5.5	(0.2)	5.3
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$—	$5.5	$(0.2)	$5.3

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$—	$5.5	$(0.2)	$5.3
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	—	—	0.3	0.3
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	—	0.3	0.3
Comprehensive income (loss)	$—	$5.5	$0.1	$5.6
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Investment Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

Reinsurance Accounting

In 2008 and in 2009, the Company entered into complex reinsurance agreements with one of its third-party reinsurers which resulted in net costs incurred to the Company. Rather than appropriately deferring and amortizing these costs over the life of the underlying business, the Company had previously recognized these costs immediately in net income. In addition, in 2008, the Company separately entered into a related party reinsurance arrangement with its parent company, Phoenix Life, a wholly owned subsidiary of PNX, where the Company inappropriately recorded the ceded reinsurance balances as an offset to the reinsurance recoverable rather than to the appropriate financial statement line item within the statements of income and comprehensive income. For additional information on the related party reinsurance arrangement, refer to “Note 4: Reinsurance.” The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Errors” table within this Note below.

Upon review of the reinsurance transactions, the Company also determined that loss recognition was appropriate for a portion of the underlying block of business both prior to and subsequent to entering into the reinsurance agreements. The impact of the loss recognition prior to the reinsurance then indirectly impacted the amount of costs deferred at day one. The impact of the reinsurance component of this error on the financial statements as of and for the comparative three months ended March 31, 2012 is presented in the “Summary of Correction of Errors” table within this Note below.

In addition, certain errors were identified related to the Company’s net presentation of direct and ceded reinsurance liabilities on the balance sheets. As a result, ceded policy liabilities were reclassified from policy liabilities and accruals to receivables within the balance sheets to correct the error and reflect the proper gross presentation required under U.S. GAAP. See the 2012 Form 10-K for additional information regarding this presentation error.

Cash Flows and Changes in Classifications

•
Statement of Cash Flows – The Company identified errors within its statement of cash flows which primarily consisted of: (i) the incorrect classification of deposits and withdrawals of universal life products as cash flows used for operating activities; (ii) the incorrect classification of capitalized interest on policy loans as an investing activity; (iii) certain other classification errors within cash flows from investing activities primarily related to investment purchases and sales; and (iv) the net impact of all other errors previously and separately described within this Note. The impact of the correction of these errors is summarized below and included in detail within the restated and amended statement of cash flows within this Note.

Increase (decrease)	For the period ended
($ in millions)	March 31,
2012
Statement of Cash Flows
Cash provided by (used for) operating activities	$(67.0)
Cash provided by (used for) investing activities	0.7
Cash provided by (used for) financing activities	65.7

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

•
Changes in Classifications – The Company made certain corrections to: (i) present outstanding checks and cash held as collateral by a third party related to our derivative transactions in order to appropriately reflect the legal right of offset and to properly reclassify certain suspense accounts; (ii) reflect direct and ceded reinsurance liabilities gross in the balance sheets as described above in “Reinsurance Accounting” section; and (iii) reclassify sales inducements assets from DAC to other assets. These corrections had no impact to net income or total stockholder’s equity. See the 2012 Form 10-K for additional information regarding the impact of the changes in classification.

Revision for the Retrospective Adoption of Amended Accounting Guidance

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to ASC 944, Financial Services – Insurance, to address the diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. The amendment clarifies the definition of acquisition costs (i.e., costs which qualify for deferral) to include only incremental direct costs that result directly from, and are essential to, a contract and would not have been incurred by the insurance entity had the contract transaction not occurred. Therefore, only costs related to successful efforts of acquiring a new, or renewal, contract should be deferred. This guidance was retrospectively adopted on January 1, 2012 and such retrospective adoption results in amendments to previously reported balances as shown in the table below as if the guidance was applied at the inception of all policies in force. The cumulative effect of retrospective adoption reduced DAC and beginning stockholder’s equity by $36.1 million as of January 1, 2012. The adoption resulted in a decrease in amortization of policy acquisition costs due to the reduced DAC asset. Adjustments for the retrospective adoption reflect the impact of the adoption after consideration of correcting the errors associated with the Restatement as noted more fully in the tables reflecting the impact of the retrospective adoption on the unaudited financial statements presented within this Note below.

Increase (decrease)	Summary of Correction of Errors – Three months ended March 31, 2012 Income Statement Impacts [1]
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance [2]	Total Investments [3]	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors [4]
REVENUES
Premiums	$—	$—	$—	$—	$—	$—
Insurance and investment product fees	0.2	—	—	0.2	(0.1)	0.3
Net investment income	—	0.1	—	—	0.2	0.3
Net realized investment gains (losses):
Total OTTI losses	—	0.4	—	—	—	0.4
Portion of OTTI gains (losses) recognized in OCI	—	(0.7)	—	—	—	(0.7)
Net OTTI losses recognized in earnings	—	(0.3)	—	—	—	(0.3)
Net realized investment gains (losses), excluding OTTI losses	1.4	4.1	—	—	0.1	5.6
Net realized investment gains (losses)	1.4	3.8	—	—	0.1	5.3
Total revenues	1.6	3.9	—	0.2	0.2	5.9

BENEFITS AND EXPENSES
Policy benefits	7.6	—	(0.2)	(9.5)	0.2	(1.9)
Policy acquisition cost amortization	4.4	(1.4)	—	8.5	0.5	12.0
Other operating expenses	3.5	—	—	—	—	3.5
Total benefits and expenses	15.5	(1.4)	(0.2)	(1.0)	0.7	13.6
Income (loss) before income taxes	(13.9)	5.3	0.2	1.2	(0.5)	(7.7)
Income tax expense (benefit)	—	—	—	—	17.7	17.7
Net income (loss)	$(13.9)	$5.3	$0.2	$1.2	$(18.2)	$(25.4)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(13.9)	$5.3	$0.2	$1.2	$(18.2)	$(25.4)
Other comprehensive income (loss) before income taxes [5]:
Unrealized investment gains (losses), net of related offsets [5]	(2.8)	0.3	—	(0.7)	0.1	(3.1)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [5]	—	—	—	—	(0.4)	(0.4)
Other comprehensive income (loss), net of income taxes	(2.8)	0.3	—	(0.7)	0.5	(2.7)
Comprehensive income (loss)	$(16.7)	$5.6	$0.2	$0.5	$(17.7)	$(28.1)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.

[3]	Represents “Summary of Correction of Investments Errors” from the previous pages of this Note.

[4]	Amounts represent total correction of errors which is also presented in the “Statement of Income and Comprehensive Income” reflected in the tables on the following pages.

[5]	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

	Statement of Income and Comprehensive Income
($ in millions)	Three months ended March 31, 2012
	As previously reported	Correction of errors	As restated and amended
REVENUES:
Premiums	$0.7	$—	$0.7
Insurance and investment product fees	96.5	0.3	96.8
Net investment income	30.3	0.3	30.6
Net realized investment gains (losses):
Total OTTI losses	(1.1)	0.4	(0.7)
Portion of OTTI gains (losses) recognized in OCI	0.4	(0.7)	(0.3)
Net OTTI losses recognized in earnings	(0.7)	(0.3)	(1.0)
Net realized investment gains (losses), excluding OTTI losses	(7.1)	5.6	(1.5)
Net realized investment gains (losses)	(7.8)	5.3	(2.5)
Total revenues	119.7	5.9	125.6

BENEFITS AND EXPENSES:
Policy benefits	63.7	(1.9)	61.8
Policy acquisition cost amortization	28.7	12.0	40.7
Other operating expenses	23.3	3.5	26.8
Total benefits and expenses	115.7	13.6	129.3
Income (loss) before income taxes	4.0	(7.7)	(3.7)
Income tax expense (benefit)	1.1	17.7	18.8
Net income (loss)	$2.9	$(25.4)	$(22.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2.9	$(25.4)	$(22.5)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	11.7	(3.1)	8.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	4.1	(0.4)	3.7
Other comprehensive income (loss), net of income taxes	7.6	(2.7)	4.9
Comprehensive income (loss)	$10.5	$(28.1)	$(17.6)

	Statement of Cash Flows
($ in millions)	For the period ended March 31, 2012
	As previously reported	Correction of errors	As restated and amended
OPERATING ACTIVITIES:
Net income (loss)	$2.9	$(25.4)	$(22.5)
Net realized investment (gains) losses	7.8	(5.3)	2.5
Policy acquisition costs deferred	(28.9)	4.9	(24.0)
Policy acquisition cost amortization	28.7	12.0	40.7
Interest credited	—	16.0	16.0
Equity in earnings of limited partnerships and other investments	(0.1)	(0.2)	(0.3)
Change in:
Accrued investment income	(5.4)	(0.8)	(6.2)
Deferred income taxes, net	(11.0)	9.6	(1.4)
Receivables [1]	13.6	(0.2)	13.4
Policy liabilities and accruals	25.7	(81.7)	(56.0)
Due to/from affiliate	—	9.0	9.0
Other operating activities, net [1]	17.9	(4.9)	13.0
Cash provided by (used for) operating activities	51.2	(67.0)	(15.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities [1]	(280.4)	9.4	(271.0)
Derivative instruments	(19.0)	—	(19.0)
Fair value investments	—	—	—
Other investments	(0.6)	0.6	—
Sales, repayments and maturities of:
Available-for-sale debt securities [1]	107.0	(10.4)	96.6
Derivative instruments	1.8	—	1.8
Fair value investments	—	1.1	1.1
Other investments	0.2	(0.2)	—
Contributions to limited partnerships	—	(0.6)	(0.6)
Distributions from limited partnerships	—	0.2	0.2
Policy loans, net	1.8	0.6	2.4
Cash provided by (used for) investing activities	(189.2)	0.7	(188.5)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	214.8	74.4	289.2
Policyholder deposit fund withdrawals	(53.5)	(86.3)	(139.8)
Net transfers to/from separate accounts	—	77.6	77.6
Cash provided by (used for) financing activities	161.3	65.7	227.0
Change in cash and cash equivalents	23.3	(0.6)	22.7
Cash and cash equivalents, beginning of year	67.5	(18.0)	49.5
Cash and cash equivalents, end of year	$90.8	$(18.6)	$72.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$—	$(0.9)	$(0.9)

Non-Cash Transactions During the Year
Investment exchanges	$—	$7.7	$7.7
———————

[1]
Certain financial statement lines were separately presented beginning in March 31, 2013 which resulted in the reclassification of all prior year information within the balance sheets and the statements of income and comprehensive income. However, presentation of ‘as restated and amended’ amounts herein has been retained to conform to amounts previously presented in the 2012 Form 10-K.

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended March 31, 2012
	As previously reported	Correction of errors [1]	Adjusted prior to the retrospective adoption	Retrospective adoption [2]	As restated and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$6.2	$0.2	$6.4	$(3.8)	$2.6
Other comprehensive income (loss)	7.6	(2.7)	4.9	—	4.9
Balance, end of period	$13.8	$(2.5)	$11.3	$(3.8)	$7.5

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(165.1)	$(185.9)	$(351.0)	$(32.3)	$(383.3)
Net income (loss)	2.9	(25.4)	(22.5)	—	(22.5)
Balance, end of period	$(162.2)	$(211.3)	$(373.5)	$(32.3)	$(405.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$645.8	$(185.7)	$460.1	$(36.1)	$424.0
Change in stockholder’s equity	10.5	(28.1)	(17.6)	—	(17.6)
Balance, end of period	$656.3	$(213.8)	$442.5	$(36.1)	$406.4
———————

[1]
Adjustments related to the correction of errors reflect amounts prior to the retrospective adoption of amended guidance to ASC 944, Financial Services – Insurance. See footnote 2 below for additional information regarding these amounts and the retrospective adoption.

[2]
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

3.    Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited financial statements in accordance with U.S. GAAP, which differs materially from the accounting practices prescribed by various insurance regulatory authorities.

Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income and comprehensive income, statements of cash flows and statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2013 are not necessarily indicative of full year results. Results for the three months ended March 31, 2013 include $3.2 million of income related to out-of-period adjustments. Such amounts are not material to any period presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in the 2012 Form 10-K.

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

Adoption of new accounting standards

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of comprehensive income (“ASU 2013-02”). Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income. The guidance does not change when an item of other comprehensive income must be reclassified to net income and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance was effective for the first interim or annual reporting period beginning after December 15, 2012 and was applied prospectively. See Note 13 to these financial statements for the disclosures required by this guidance.

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the FASB issued amended guidance to ASC 210, Balance Sheet, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with U.S. GAAP. This amended guidance requires the disclosure of both gross information and net information about both financial instruments and derivative instruments eligible for offset in our balance sheets and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance was effective for periods beginning on or after January 1, 2013, with respective disclosures required retrospectively for all comparative periods presented. See Note 9 to these financial statements for the disclosures required by this guidance.

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

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities (“ASU 2013-04,” Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

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

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements for the year ended December 31, 2012 contained in the 2012 Form 10-K. There have been no significant changes since the filing of the year-end December 31, 2012 financial statements discussed above.

4.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $444.1 million and $427.1 million as of March 31, 2013 and December 31, 2012, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Direct premiums	$19.8	$18.5
Premiums ceded to non-affiliate reinsurers [1]	(16.7)	(17.8)
Premiums	$3.1	$0.7

Direct policy benefits incurred	$55.1	$60.2
Policy benefits assumed from non-affiliate reinsureds	—	—
Policy benefits ceded to:
Affiliate reinsurers	—	(1.9)
Non-affiliate reinsurers	(19.6)	(33.5)
Policy benefits ceded to reinsurers	(19.6)	(35.4)
Premiums paid to:
Affiliate reinsurers	5.3	4.4
Non-affiliate reinsurers	2.9	14.0
Premiums paid to reinsurers [2]	8.2	18.4
Policy benefits [3]	$43.7	$43.2
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $44.8 million and $18.6 million, net of reinsurance, for the three months ended March 31, 2013 and 2012, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2013, five major reinsurance companies account for approximately 71% of the reinsurance recoverable.

5.    Deferred Policy Acquisition Costs

The balances of and changes in DAC as of and for the periods ended March 31, 2013 and 2012 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Policy acquisition costs deferred	$17.2	$24.0
Costs amortized to expenses:
Recurring costs	(16.7)	(34.3)
Realized investment gains (losses)	2.7	(6.4)
Offsets to net unrealized investment gains or losses included in AOCI [1]	4.2	(10.7)
Change in deferred policy acquisition costs	7.4	(27.4)
Deferred policy acquisition costs, beginning of period	426.2	489.1
Deferred policy acquisition costs, end of period	$433.6	$461.7
———————

[1]
An offset to DAC and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to DAC amortized using gross profits or gross margins would result.

During the three months ended March 31, 2013 and 2012, deferred expenses primarily consisted of commissions related to fixed indexed annuity sales.

6.    Sales Inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of DAC. The Company unlocks the assumption used in the amortization of the deferred sales inducement asset consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the balance sheets and amortization of deferred sales inducements is included in other operating expense on the statements of income and comprehensive income.

Changes in Deferred Sales Inducement Activity:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Deferred asset, beginning of period	$60.9	$49.7
Sales inducements deferred	2.8	4.8
Amortization charged to income	(0.7)	(3.6)
Offsets to net unrealized investment gains or losses included in AOCI	1.3	(0.1)
Deferred asset, end of period	$64.3	$50.8

7.    Investing Activities

Debt securities

The following tables present the debt securities available-for-sale by sector held at March 31, 2013 and December 31, 2012, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	March 31, 2013
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$41.1	$4.9	$(0.4)	$45.6	$—
State and political subdivision	106.2	11.2	(0.3)	117.1	(0.2)
Foreign government	44.4	5.7	—	50.1	—
Corporate	1,908.2	140.3	(23.0)	2,025.5	(1.5)
Commercial mortgage-backed (“CMBS”)	225.2	24.1	(0.6)	248.7	(0.6)
Residential mortgage-backed (“RMBS”)	384.9	16.6	(5.5)	396.0	(8.6)
CDO/CLO	63.0	1.8	(2.6)	62.2	(3.0)
Other asset-backed	109.4	6.0	(5.9)	109.5	—
Available-for-sale debt securities	$2,882.4	$210.6	$(38.3)	$3,054.7	$(13.9)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

[2]
Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component.

Fair Value and Cost of Securities:	December 31, 2012
($ in millions)
	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$35.8	$4.8	$(0.4)	$40.2	$—
State and political subdivision	120.5	10.9	(0.5)	130.9	(0.2)
Foreign government	44.4	7.4	—	51.8	—
Corporate	1,776.9	144.6	(24.0)	1,897.5	(1.5)
CMBS	229.6	26.0	(1.6)	254.0	(0.6)
RMBS	412.6	17.5	(7.6)	422.5	(9.0)
CDO/CLO	59.2	1.8	(4.2)	56.8	(3.3)
Other asset-backed	119.1	6.0	(6.5)	118.6	—
Available-for-sale debt securities	$2,798.1	$219.0	$(44.8)	$2,972.3	$(14.6)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

[2]
Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment. The table above presents the special category of AOCI for debt securities that are other-than-temporarily impaired when the impairment loss has been split between the credit loss component (in earnings) and the non-credit component.

Maturities of Debt Securities:	March 31, 2013
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$46.2	$47.1
Due after one year through five years	125.4	137.1
Due after five years through ten years	263.9	284.4
Due after ten years	1,664.4	1,769.7
CMBS/RMBS/ABS/CDO/CLO [1]	782.5	816.4
Total	$2,882.4	$3,054.7
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2013, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:
($ in millions)	March 31, 2013	December 31, 2012
Debt securities, available-for-sale
Proceeds from sales	$0.2	$160.0
Proceeds from maturities/repayments	57.1	285.3
Gross investment gains from sales, prepayments and maturities	5.2	22.8
Gross investment losses from sales and maturities	(0.1)	(0.7)

	As of
Aging of Temporarily Impaired	March 31, 2013
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	$(0.4)	$3.5	$(0.4)
State and political subdivision	4.8	(0.3)	—	—	4.8	(0.3)
Foreign government	1.0	—	—	—	1.0	—
Corporate	180.0	(3.0)	65.1	(20.0)	245.1	(23.0)
CMBS	4.5	—	7.4	(0.6)	11.9	(0.6)
RMBS	20.6	(0.3)	47.1	(5.2)	67.7	(5.5)
CDO/CLO	5.7	(0.1)	32.9	(2.5)	38.6	(2.6)
Other asset-backed	3.5	(0.3)	12.4	(5.6)	15.9	(5.9)
Total temporarily impaired securities	$220.1	$(4.0)	$168.4	$(34.3)	$388.5	$(38.3)
Below investment grade	$6.0	$(0.2)	$66.8	$(20.5)	$72.8	$(20.7)
Number of securities		72		79		151

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $16.7 million at March 31, 2013, of which $16.7 million was depressed by more than 20% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at March 31, 2013 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

Aging of Temporarily Impaired	December 31, 2012
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$3.5	(0.4)	$3.5	$(0.4)
State and political subdivision	4.8	(0.3)	1.0	(0.2)	5.8	(0.5)
Foreign government	—	—	—	—	—	—
Corporate	114.5	(1.7)	64.7	(22.3)	179.2	(24.0)
CMBS	0.7	(0.1)	10.6	(1.5)	11.3	(1.6)
RMBS	24.1	(0.2)	52.6	(7.4)	76.7	(7.6)
CDO/CLO	—	—	39.0	(4.2)	39.0	(4.2)
Other asset-backed	0.9	—	10.7	(6.5)	11.6	(6.5)
Total temporarily impaired securities	$145.0	$(2.3)	$182.1	$(42.5)	$327.1	$(44.8)
Below investment grade	$7.8	$(0.5)	$63.4	$(25.4)	$71.2	$(25.9)
Number of securities		48		89		137

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt securities in the first three months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $1.0 million for the first quarter of 2013 and $1.0 million for the first quarter of 2012. There were no limited partnerships and other investment OTTIs for the three months ended March 31, 2013 and 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.7) million for the first quarter of 2013 and $(0.3) million for the first quarter of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2013	2012
		As restated and amended

Balance, beginning of period	$(17.8)	$(21.3)
Add: Credit losses on securities not previously impaired [1]	—	(0.3)
Add: Credit losses on securities previously impaired [1]	(0.6)	(0.5)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	—	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(18.4)	$(22.1)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $5.7 million and $6.7 million as of March 31, 2013 and December 31, 2012, respectively.

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

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2013	2012
		As restated and amended

Debt securities [1]	$31.9	$29.8
Policy loans	0.7	0.8
Limited partnerships and other investments	0.7	0.1
Fair value investments	0.3	0.3
Total investment income	33.6	31.0
Less: Investment expenses	0.6	0.4
Net investment income	$33.0	$30.6
———————

[1]	Includes net investment income on short-term investments.

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended

Total other-than-temporary debt impairments	$(0.3)	$(0.7)
Portion of loss recognized in OCI	(0.7)	(0.3)
Net debt impairments recognized in earnings	$(1.0)	$(1.0)

Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	—
CMBS	(0.1)	(0.1)
RMBS	(0.7)	(0.8)
CDO/CLO	(0.2)	—
Other asset-backed	—	(0.1)
Net debt security impairments	(1.0)	(1.0)
Equity security impairments	—	—
Impairment losses	(1.0)	(1.0)
Debt security transaction gains	5.2	0.3
Debt security transaction losses	(0.1)	(0.1)
Limited partnerships and other investment gains	—	—
Limited partnerships and other investment losses	—	—
Net transaction gains (losses)	5.1	0.2
Derivative instruments	(20.9)	(19.4)
Embedded derivatives [1]	(0.6)	23.0
Related party reinsurance derivatives	—	(5.3)
Net realized investment gains (losses), excluding impairment losses	$(16.4)	$(1.5)
Net realized investment gains (losses), including impairment losses	$(17.4)	$(2.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 8 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended
Net Unrealized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended

Debt securities	$(1.9)	$20.3
Equity securities	—	—
Other investments	—	(0.3)
Net unrealized investment gains (losses)	$(1.9)	$20.0

Net unrealized investment gains (losses)	$(1.9)	$20.0
Applicable to DAC	(4.2)	10.7
Applicable to other actuarial offsets	15.6	0.7
Applicable to deferred income tax expense (benefit)	2.7	3.7
Offsets to net unrealized investment gains (losses)	14.1	15.1
Net unrealized investment gains (losses) included in OCI	$(16.0)	$4.9

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $8.6 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $186.9 million and $182.5 million at March 31, 2013 and December 31, 2012, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2013, we were exposed to the credit concentration risk of two issuers, Goldman Sachs International, and JP Morgan Chase Bank NA, representing exposure greater than 10.0% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of March 31, 2013, we held derivative assets, net of liabilities, with a fair value of $110.2 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these counterparties with a fair value of $35.4 million as of March 31, 2013. Our maximum amount of loss due to credit risk with these issuers was $145.6 million as of March 31, 2013. See Note 9 to these financial statements for additional information regarding derivatives.

8.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three months ended March 31, 2013 and 2012, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $1.7 billion and $1.8 billion at March 31, 2013 and December 31, 2012, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	March 31,	December 31,
($ in millions)	2013	2012

Debt securities	$356.6	$369.3
Equity funds	1,571.6	1,516.3
Other	47.7	49.7
Total	$1,975.9	$1,935.3

Death benefits and other insurance benefit features

Variable annuity guaranteed benefits

We establish policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity policies as follows:

•
Liabilities associated with the guaranteed minimum death benefit (“GMDB”) are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments. The assumptions used for calculating the liabilities are generally consistent with those used for amortizing DAC.

•
Liabilities associated with the guaranteed minimum income benefit (“GMIB”) are determined by estimating the expected value of the income benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The assumptions used for calculating such guaranteed income benefit liabilities are generally consistent with those used for amortizing DAC.

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

Changes in Guaranteed Insurance Benefit Liability Balances:	As of
($ in millions)	March 31, 2013
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2013	$10.8	$20.9
Incurred	0.4	1.2
Paid	(0.7)	—
Change due to net unrealized gains or losses included in AOCI	0.1	(0.1)
Assumption unlocking	—	—
Liability balance as of March 31, 2013	$10.6	$22.0

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2012	$10.8	$17.0
Incurred	1.0	3.8
Paid	(1.0)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$10.8	$20.9

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in the 2012 Form 10-K:

GMDB and GMIB Benefits by Type:
($ in millions)	Account Value	NAR after Reinsurance	Average Attained Age of Annuitant

March 31, 2013
GMDB return of premium	$761.6	$3.1	62
GMDB step up	1,443.6	11.8	63
GMDB earnings enhancement benefit (“EEB”)	37.5	—	63
GMDB greater of annual step up and roll up	26.7	6.2	67
Total GMDB at March 31, 2013	2,269.4	$21.1
Less: General account value with GMDB	306.0
Subtotal separate account liabilities with GMDB	1,963.4
Separate account liabilities without GMDB	146.1
Total separate account liabilities	$2,109.5
GMIB [1] at March 31, 2013	$409.7		64

December 31, 2012
GMDB return of premium	$755.9	$5.7	62
GMDB step up	1,412.4	21.7	62
GMDB earnings enhancement benefit (“EEB”)	37.4	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,232.4	$34.9
Less: General account value with GMDB	311.3
Subtotal separate account liabilities with GMDB	1,921.1
Separate account liabilities without GMDB	140.7
Total separate account liabilities	$2,061.8
GMIB [1] at December 31, 2012	$403.3		64
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

The assumptions used for calculating GMWB, GMDB and Chronic Care guarantees are consistent with those used for amortizing DAC. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. The GMWB, GMDB, and Chronic Care guarantees on fixed indexed annuities are recorded in policy liabilities and accruals on our balance sheets.

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	March 31,	December 31,
	2013	2012

Liability balance, beginning of period	$103.6	$5.6
Incurred	12.6	40.1
Paid	(0.1)	—
Change due to net unrealized gains or losses included in AOCI	1.4	57.9
Assumption unlocking	—	—
Liability balance, end of period	$117.5	$103.6

Universal life

Liabilities for universal life contracts, in excess of the account balance, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC.

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	March 31,	December 31,
	2013	2012

Liability balance, beginning of period	$115.8	$100.6
Incurred	15.2	22.6
Paid	(3.4)	(9.5)
Change due to net unrealized gains or losses included in AOCI	0.4	2.1
Assumption unlocking	—	—
Liability balance, end of period	$128.0	$115.8

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC.

Changes in Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	March 31,	December 31,
	2013	2012

Liability balance, beginning of period	$300.4	$203.0
Expenses	13.8	37.1
Change due to net unrealized gains or losses included in AOCI	10.6	16.9
Assumption unlocking	—	43.4
Liability balance, end of period	$324.8	$300.4

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider as defined in the 2012 Form 10-K. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:
($ in millions)	Account Value	Average Attained Age of Annuitant

March 31, 2013
GMWB	$564.5	63
GMAB	389.3	58
COMBO	8.0	61
Total at March 31, 2013	$961.8

December 31, 2012
GMWB	$547.4	63
GMAB	379.5	58
COMBO	8.3	61
Total at December 31, 2012	$935.2

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

Variable Annuity Embedded Derivative Liabilities:	March 31,	December 31,
($ in millions)	2013	2012

GMWB	$10.1	$14.3
GMAB	8.6	14.3
COMBO	(0.3)	(0.3)
Total variable annuity embedded derivative liabilities	$18.4	$28.3

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2013 and 2012. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $63.4 million and $51.2 million as of March 31, 2013 and December 31, 2012, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options as described in Note 9 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2013 and 2012 are $(0.6) million and $23.0 million, respectively.

9.    Derivative Instruments

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2013 and December 31, 2012, $8.5 million and $8.5 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of
($ in millions)			March 31, 2013
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$180.0	$14.9	$7.9
Variance swaps	2015 - 2017	0.9	—	6.5
Swaptions	2024 - 2025	1,402.0	12.1	—
Put options	2015 - 2022	391.0	53.5	—
Call options	2013 - 2018	1,396.9	95.3	62.0
Equity futures	2013	156.4	10.8	—
Total derivative instruments		$3,527.2	$186.6	$76.4
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:			Fair Value as of
($ in millions)	Maturity	Notional Amount	December 31, 2012
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$180.0	$15.5	$7.7
Variance swaps	2015 - 2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015 - 2022	391.0	69.5	—
Call options	2013 - 2017	1,328.4	50.6	33.6
Equity futures	2013	182.9	13.8	—
Total derivative instruments		$2,108.2	$149.4	$45.7
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended
Realized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended
Derivative instruments by type
Interest rate swaps	$(0.8)	$(0.8)
Variance swaps	(2.1)	(5.6)
Swaptions	(1.8)	(0.2)
Put options	(16.8)	(8.0)
Call options	17.0	10.0
Equity futures	(16.4)	(14.8)
Embedded derivatives	(0.6)	23.0
Related party reinsurance derivatives	—	(5.3)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(21.5)	$(1.7)

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

	March 31, 2013
Offsetting of		Gross	Net amounts	Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	presented	in the balance sheet
($ in millions)	amounts	offset in the	in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$186.6	$—	$186.6	$(76.4)	$—	$110.2
Total derivative liabilities	$(76.4)	$—	$(76.4)	$76.4	$—	$—

	December 31, 2012
Offsetting of		Gross	Net amounts	Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	presented	in the balance sheet
($ in millions)	amounts	offset in the	in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$149.4	$—	$149.4	$(45.7)	$—	$103.7
Total derivative liabilities	$(45.7)	$—	$(45.7)	$45.7	$—	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $8.5 million and $8.5 million as of March 31, 2013 and December 31, 2012, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2013 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, respectively.

	As of
Fair Values of Financial Instruments by Level:	March 31, 2013
($ in millions)	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$14.2	$31.4	[1]	$45.6
State and political subdivision	—	18.9	98.2		117.1
Foreign government	—	40.6	9.5		50.1
Corporate	—	1,122.3	903.2		2,025.5
CMBS	—	230.0	18.7		248.7
RMBS	—	181.7	214.3		396.0
CDO/CLO	—	—	62.2		62.2
Other asset-backed	—	29.6	79.9		109.5
Total available-for-sale debt securities	—	1,637.3	1,417.4		3,054.7
Short-term investments	224.9	—	—		224.9
Derivative assets	10.8	175.8	—		186.6
Related party reinsurance derivative asset	—	—	—		—
Fair value investments	—	15.1	31.4		46.5
Separate account assets	2,109.5	—	—		2,109.5
Total assets	$2,345.2	$1,828.2	$1,448.8		$5,622.2
Liabilities
Derivative liabilities	$—	$76.4	$—		$76.4
Embedded derivatives	—	—	81.8		81.8
Total liabilities	$—	$76.4	$81.8		$158.2
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended March 31, 2013.

	As of
Fair Values of Financial Instruments by Level:	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$14.3	$25.9	[1]	$40.2
State and political subdivision	—	14.8	116.1		130.9
Foreign government	—	43.8	8.0		51.8
Corporate	—	1,096.0	801.5		1,897.5
CMBS	—	234.7	19.3		254.0
RMBS	—	199.9	222.6		422.5
CDO/CLO	—	—	56.8		56.8
Other asset-backed	—	38.5	80.1		118.6
Total available-for-sale debt securities	—	1,642.0	1,330.3		2,972.3
Short-term investments	244.9	—	—		244.9
Derivative assets	13.8	135.6	—		149.4
Related party reinsurance derivative asset	—	—	—		—
Fair value investments	—	15.8	22.7		38.5
Separate account assets	2,061.8	—	—		2,061.8
Total assets	$2,320.5	$1,793.4	$1,353.0		$5,466.9
Liabilities
Derivative liabilities	$—	$45.7	$—		$45.7
Embedded derivatives	—	—	79.5		79.5
Total liabilities	$—	$45.7	$79.5		$125.2
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2012.

The following tables present corporates carried at fair value on a recurring basis by sector.

	As of
Fair Values of Corporates by Level and Sector:	March 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$302.5	$346.9	$649.4
Energy	—	116.5	58.0	174.5
Financial services	—	436.3	217.9	654.2
Technical/communications	—	73.9	24.1	98.0
Transportation	—	15.5	59.8	75.3
Utilities	—	79.1	123.4	202.5
Other	—	98.5	73.1	171.6
Total corporates	$—	$1,122.3	$903.2	$2,025.5

	As of
Fair Values of Corporates by Level and Sector:	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$352.9	$389.5	$742.4
Energy	—	79.6	18.8	98.4
Financial services	—	361.9	165.8	527.7
Technical/communications	—	45.4	7.6	53.0
Transportation	—	9.3	29.8	39.1
Utilities	—	116.9	134.2	251.1
Other	—	130.0	55.8	185.8
Total corporates	$—	$1,096.0	$801.5	$1,897.5

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

	Three Months Ended
Level 3 Financial Assets:	March 31, 2013
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$25.9	$5.5	$(0.1)	$—	$—	$—	$0.1	$31.4
State and political subdivision	116.1	—	(0.2)	—	—	—	(17.7)	98.2
Foreign government	8.0	—	—	1.6	—	—	(0.1)	9.5
Corporate	801.5	84.2	(2.5)	4.9	(8.9)	—	24.0	903.2
CMBS	19.3	—	—	—	(1.5)	—	0.9	18.7
RMBS	222.6	0.3	(7.1)	—	—	(0.2)	(1.3)	214.3
CDO/CLO	56.8	10.9	(1.4)	—	—	(0.3)	(3.8)	62.2
Other asset-backed	80.1	—	(1.4)	—	—	—	1.2	79.9
Total available-for-sale debt securities	1,330.3	100.9	(12.7)	6.5	(10.4)	(0.5)	3.3	1,417.4
Related party reinsurance derivative asset	—	—	—	—	—	—	—	—
Fair value investments	22.7	9.8	(1.3)	—	—	0.2	—	31.4
Total assets	$1,353.0	$110.7	$(14.0)	$6.5	$(10.4)	$(0.3)	$3.3	$1,448.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

	Three Months Ended
Level 3 Financial Assets:	March 31, 2012
($ in millions)	As restated and amended
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$31.7	$—	$(2.5)	$—	$—	$—	$(2.5)	$26.7
State and political subdivision	48.7	14.9	—	12.9	—	—	2.2	78.7
Foreign government	3.1	3.5	—	—	—	—	0.3	6.9
Corporate	513.8	64.9	(1.6)	20.0	(17.3)	—	(2.0)	577.8
CMBS	35.4	—	—	—	(14.1)	(0.1)	(0.8)	20.4
RMBS	268.0	0.4	—	—	—	(0.5)	(12.5)	255.4
CDO/CLO	62.5	—	—	—	—	—	2.4	64.9
Other asset-backed	81.2	7.0	(0.4)	—	—	0.1	(9.2)	78.7
Total available-for-sale debt securities	1,044.4	90.7	(4.5)	32.9	(31.4)	(0.5)	(22.1)	1,109.5
Related party reinsurance derivative asset	3.5	—	—	—	—	(5.3)	—	(1.8)
Fair value investments	27.5	—	—	—	—	(7.1)	—	20.4
Total assets	$1,075.4	$90.7	$(4.5)	$32.9	$(31.4)	$(12.9)	$(22.1)	$1,128.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended
	March 31,
	2013	2012
		As restated and amended

Balance, beginning of period	$79.5	$82.4
Net purchases/(sales)	1.7	2.6
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	0.6	(23.0)
Balance, end of period	$81.8	$62.0
———————

[1]	Realized gains and losses are included in net realized investment gains on the statements of income and comprehensive income.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets:

	As of
Level 3 Assets: [1]	March 31, 2013
($ in millions)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$31.4	Discounted cash flow	Yield	1.35%-3.34% (2.66%)
State and political subdivision	$40.6	Discounted cash flow	Yield	1.96%-3.57% (2.90%)
Corporate	$731.0	Discounted cash flow	Yield	1.35%-5.96% (3.10%)
CDO/CLO	$1.2	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mos LIBOR + 400bps (CLOs)
Other asset-backed	$2.8	Discounted cash flow	Yield	2.53%
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.7	Discounted cash flow	Default rate	0.30%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

	As of
Level 3 Assets: [1]	December 31, 2012
($ in millions)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$25.9	Discounted cash flow	Yield	1.46%-3.29% (2.57%)
State and political subdivision	$58.0	Discounted cash flow	Yield	1.94%-3.53% (2.94%)
Corporate	$649.6	Discounted cash flow	Yield	1.47%-6.33% (3.01%)
CDO/CLO	$3.4	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans, 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mos LIBOR + 400bps (CLOs)
Other asset-backed	$2.8	Discounted cash flow	Yield	2.61%-9.50% (4.97%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities:

	As of
Level 3 Liabilities:	March 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$63.4	Budget method	Swap curve	0.24% - 2.69%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	0.60% - 35.00%
			CSA	3.76%
Embedded derivatives (GMAB / GMWB)	$18.4	Risk neutral stochastic valuation methodology	Volatility surface	9.32% - 44.45%
			Swap curve	0.24% - 3.18%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00% - 60.00%
			CSA	3.76%

	As of
Level 3 Liabilities:	December 31, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$51.2	Budget method	Swap curve	0.21%-2.50%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00%-35.00%
			CSA	4.47%
Embedded derivatives (GMAB / GMWB)	$28.3	Risk neutral stochastic valuation methodology	Volatility surface	11.67%-50.83%
			Swap curve	0.36%-3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00%-60.00%
			CSA	4.47%

	As of
Level 3 Assets and Liabilities by Pricing Source:	March 31, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$31.4	$—	$31.4
State and political subdivision	40.6	57.6	98.2
Foreign government	—	9.5	9.5
Corporate	731.0	172.2	903.2
CMBS	—	18.7	18.7
RMBS	—	214.3	214.3
CDO/CLO	1.2	61.0	62.2
Other asset-backed	2.8	77.1	79.9
Total available-for-sale debt securities	807.0	610.4	1,417.4
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.7	30.7	31.4
Total assets	$807.7	$641.1	$1,448.8
Liabilities
Embedded derivatives	$81.8	$—	$81.8
Total liabilities	$81.8	$—	$81.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

	As of
Level 3 Assets and Liabilities by Pricing Source:	December 31, 2012
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$25.9	$—	$25.9
State and political subdivision	58.0	58.1	116.1
Foreign government	—	8.0	8.0
Corporate	649.6	151.9	801.5
CMBS	—	19.3	19.3
RMBS	—	222.6	222.6
CDO/CLO	3.4	53.4	56.8
Other asset-backed	2.8	77.3	80.1
Total available-for-sale debt securities	739.7	590.6	1,330.3
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.8	21.9	22.7
Total assets	$740.5	$612.5	$1,353.0
Liabilities
Embedded derivatives	$79.5	$—	$79.5
Total liabilities	$79.5	$—	$79.5
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

		As of		As of
Carrying Amounts and Fair Values		March 31, 2013		December 31, 2012
of Financial Instruments:	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)
Financial assets:
Policy loans	Level 3	$61.5	$61.1	$61.0	$60.6
Cash and cash equivalents	Level 1	$116.2	$116.2	$83.1	$83.1
Financial liabilities:
Investment contracts	Level 3	$2,468.1	$2,472.7	$2,349.8	$2,355.4

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

11.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2013 have been computed based on the first three months of 2013 as a discrete period.

The tax benefit of $1.9 million for the three months ended March 31, 2013 is comprised entirely of a $1.9 million estimated current tax benefit.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $13.4 million as of March 31, 2013. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended March 31, 2013, we recognized a net increase in the valuation allowance of $14.3 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

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

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $22.5 million and $18.1 million for the quarters ended March 31, 2013 and 2012, respectively. Amounts payable to Phoenix Life were $8.4 million and $4.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

See Note 4 in Part II, Item 8 “Financial Statements and Supplementary Data,” of our 2012 Form 10-K for additional information on related party transactions.

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $1.6 million and $1.6 million for the quarters ended March 31, 2013 and 2012, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $17.2 million and $23.0 million for the quarters ended March 31, 2013 and 2012, respectively. Amounts payable to Phoenix Life were $0.8 million and $8.0 million as of March 31, 2013 and December 31, 2012, respectively.

Saybrus, a majority-owned subsidiary of PNX, provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus on our behalf were $2.4 million and $3.3 million as of March 31, 2013 and 2012, respectively. Commission amounts payable to Saybrus were $0.8 million and $0.9 million as of March 31, 2013 and December 31, 2012, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of March 31, 2013 and 2012, respectively. Commission amounts payable to Saybrus Equity were immaterial as of March 31, 2013 and December 31, 2012, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, we had a net amount due to Phoenix Life of $5.4 million as of March 31, 2013 and a net amount due from Phoenix Life of $2.4 million as of December 31, 2012. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due to Phoenix Life and Annuity of $0.1 million as of March 31, 2013 and immaterial amounts due to Phoenix Life and Annuity as of December 31, 2012. We do not charge any fees for this service.

13.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the period ended March 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Total
($ in millions)
As restated and amended [2]
Balance as of December 31, 2011	$(7.4)	$10.0	$2.6
Change in component during the period	2.1	2.8	4.9
Balance as of March 31, 2012	$(5.3)	$12.8	$7.5

Balance as of December 31, 2012	$(1.3)	$12.7	$11.4
Change in component during the period before reclassifications	1.3	(14.6)	(13.3)
Amounts reclassified from AOCI	(0.1)	(2.6)	(2.7)
Balance as of March 31, 2013	$(0.1)	$(4.5)	$(4.6)
———————

[1]
See Note 7 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

[2]	Except for the change in component during 2013 and the balance as of March 31, 2013 and December 31, 2012.

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Statements of Income and Comprehensive Income
Three Months Ended,
($ in millions)	March 31, 2013

Net unrealized gains/(losses) on investments where credit-related OTTI was recognized
Available-for-sale securities	$0.2	Net realized capital gains (losses)
	0.2	Total before income taxes
	0.1	Income tax expense (benefit)
	$0.1	Net income (loss)
Net unrealized investment gains/(losses) on all other investments
Available-for-sale securities	$4.0	Net realized capital gains (losses)
	4.0	Total before income taxes
	1.4	Income tax expense (benefit)
	$2.6	Net income (loss)
Total amounts reclassified from AOCI	$2.7	Net income (loss)

14.    Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the outcome of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

SEC Cease-and-Desist Order

On February 12, 2014, Phoenix and PHL Variable submitted an Offer of Settlement with the SEC pursuant to which Phoenix and PHL Variable consented to the issuance of the form of an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “March 2014 Order”). The March 2014 Order was approved by the SEC on March 21, 2014. Pursuant to the March 2014 Order, Phoenix and PHL Variable have been directed to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and PHL Variable each paid a civil monetary penalty in the amount of $375,000 to the U.S. Treasury following the entry of the March 2014 Order.

Phoenix filed the 2012 Form 10-K a day after the date required by the March 2014 Order, filed its third quarter 2012 Form 10-Q eight days after the date required by the March 2014 Order, and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its 2012 Form 10-K ten days after the date required by the March 2014 Order and announced on June 3, 2014 that it would not file its 2013 Annual Report on Form 10-K by the date required by the March 2014 Order. PHL Variable filed its third quarter 2012 Form 10-Q in compliance with the March 2014 Order.

On July 16, 2014, Phoenix and PHL Variable submitted an Amended Offer of Settlement with the SEC (the “Amended Offer”) pursuant to which Phoenix and PHL Variable consented to the issuance of the form of an Order Amending Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “Amended Order”). Except as amended by the Amended Order, which was approved by the SEC on August 1, 2014, the March 2014 Order remains in effect. Phoenix and PHL Variable each paid a civil monetary penalty in the amount of $100,000 to the U.S. Treasury following the entry of the Amended Order, and will be required to pay the following additional monetary penalties with respect to a future late filing of any Phoenix or PHL Variable periodic report covered by the Amended Order: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014. Phoenix filed its Quarterly Report on Form 10-Q for the period ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014 .

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against Phoenix, Phoenix Life and PHL Variable in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped Phoenix as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleging that Phoenix Life and PHL Variable committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

On August 2, 2012, Lima LS PLC filed a complaint against Phoenix, Phoenix Life, PHL Variable, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix Life promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

By order dated July 12, 2013, two separate classes were certified in an action pending in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) brought by Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, against Phoenix Life. By subsequent order dated August 26, 2013, the court decertified one of the cases. The complaint in the Fleisher Litigation, filed on November 18, 2011, challenges COI rate adjustments implemented by Phoenix Life, which Phoenix Life maintains were based on policy language permitting such adjustments. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York and subject to New York law. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in four actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These four cases, which are not styled as class actions, have been brought against PHL Variable by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-4) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”)); and 4: C.A. No. 1:13-cv-00368-GMS; U.S. Dist. Ct; D. Del., complaint filed on March 6, 2013; the “Delaware Litigation”). The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations have been assigned to the same judge as the Fleisher Litigation, and discovery in these four actions, which was coordinated by the court, has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. The Delaware Litigation is proceeding separately and by order dated April 22, 2014 was transferred to the U.S. District Court for the District of Connecticut and assigned a new docket number (C.A. No. 3:14-cv-0555-WWE). The plaintiffs seek damages and attorneys’ fees for breach of contract and other common law and statutory claims.

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position, which is pending. (OCI Case No. 13- C35362).

Phoenix Life and PHL Variable believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

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

State Insurance Department Examinations

During 2012 and 2013, the Connecticut Insurance Department conducted its routine financial and market conduct examinations of the Company and two other Connecticut-domiciled insurance affiliates. A financial examination report from the Connecticut Insurance Department was issued on May 28, 2014. We expect to receive final market conduct examination reports in 2014.

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

15.    Subsequent Events

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

On April 25, 2014, we filed our 2012 Annual Report on Form 10-K with the SEC.

On May 12, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ending March 31, 2014 with the SEC.

On August 8, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ending June 30, 2014 with the SEC.

Rating Agency Actions

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

On January 14, 2014, Moody’s Investor Services withdrew the Ba2 financial strength rating of the Company.

On May 20, 2014, Standard & Poor’s Ratings Services placed its ‘B-’, long-term counterparty credit rating on The Phoenix Companies, Inc. and its ‘BB-’ long-term counterparty credit and financial strength ratings on Phoenix Life and the Company on CreditWatch with negative implications.

On August 12, 2014, Standard & Poor’s Ratings Services lowered its financial strength ratings on Phoenix Life and the Company to ‘B+’ from ‘BB-‘ and affirmed its ‘B-‘ long-term counterparty credit rating on Phoenix. They removed the ratings from CreditWatch and assigned a negative outlook. They also affirmed Phoenix’s long-term counterparty credit rating.

Capital Contribution

On December 30, 2013, Phoenix purchased a $30.0 million surplus note from the Company and made a $45.0 million capital contribution to further benefit the Company.

SEC Cease-and-Desist Order

See Note 14 to these financial statements for additional information regarding the SEC Cease-and-Desist Order, as amended.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the Restatement, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against PNX and the Company; (v) the risk of PNX’s failure to file its delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of PNX’s outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these delayed filings; (vi) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by the Company and PNX to file SEC reports on a timely basis; (vii) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (viii) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (ix) the incurrence of significant Restatement-related expenses; (x) diversion of management and other human resources attention from the operation of our business; (xi) the risk that the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and (xiii) risks associated with our failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) limited access to external sources of liquidity and financing; (vii) the effect of guaranteed benefits within our products; (viii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (ix) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (x) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (xi) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xvii) regulatory actions or examinations may harm our business; and (xviii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of March 31, 2013 as compared with December 31, 2012; our results of operations for the three months ended March 31, 2013 and 2012; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited financial statements and notes contained in this filing as well as in conjunction with our financial statements in our 2012 Form 10-K.

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

For the first three months of 2013, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 87% of those sales were fixed indexed annuities.

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

For fixed indexed annuities, policy benefits include the change in the liability associated with guaranteed minimum withdrawal benefits. The assumptions used to calculate the guaranteed minimum withdrawal liability are consistent with those used for amortizing deferred policy acquisition costs (“DAC”).

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC and are subject to the same variability and risk, and these factors can vary significantly from period to period.

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

•
DAC amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a misestimate of gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization.

•
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, OTTIs and changes in the value of certain derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates. Depending on the product, these estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

•
Income tax expense/benefit consists of current provisions. The computation of these amounts is a function of pre-tax income and loss and the application of relevant tax law and U.S. GAAP accounting guidance. In assessing the realizability of our deferred tax assets, we make significant judgments with respect to projections of future taxable income, the identification of prudent and feasible tax planning strategies and the reversal pattern of the Company’s book-to-tax differences that are temporary in nature. We also consider the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. Based on our assessment, we have recorded a valuation allowance against a significant portion of our deferred tax assets based upon our conclusion that there is insufficient objective positive evidence to overcome the significant negative evidence from our cumulative losses in recent years. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheets as an increase in separate account liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities and variable universal life are reflected on our balance sheets as an increase in policyholder liabilities. Premiums and deposits for other products are reflected on our balance sheets as an increase in policy liabilities and accruals.

Recent Trends in Earnings Drivers

•
Net realized investment losses. Net realized investment losses, excluding OTTI, of $16.4 million were recognized for the three months ended March 31, 2013 compared to net realized investment losses, excluding OTTI, of $1.5 million for the three months ended March 31, 2012. The difference is primarily attributable to the fact that there were gains on the embedded derivative liabilities associated with the variable annuity GMWB and GMAB riders for the three months ended March 31, 2012 due to significant increases in the equity markets.

•
Policy benefits. Policy benefits increased $26.7 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The increase in policy benefit expenses was primarily due to increases in reserves associated with the fixed indexed annuity guarantees, the universal life secondary guarantees, and the profits followed by losses reserve.

•
DAC. Policy acquisition cost amortization decreased $26.7 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in amortization for the three months ended March 31, 2013 is primarily attributable to continued decrease in amortization on the universal life business for which there are limited new deferrals and for which amortization as a portion of the total DAC asset remains consistent.

•	Income taxes. The Company recorded income tax benefit of $1.9 million for the quarter ended March 31, 2013 compared with $18.8 million income tax expense for the quarter ended March 31, 2012.

Strategy and Outlook

We are focused on the following key strategic pillars, which have defined our strategy since 2009:

•	Balance sheet strength;

•	Policyholder service;

•	Operational efficiency; and

•	Profitable growth.

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

Impact of New Accounting Standards

See Note 3 to our financial statements in this Form 10-Q for a discussion of new accounting standards.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2013	2012	2013 vs. 2012
		As restated and amended
REVENUES:
Premiums	$3.1	$0.7	$2.4	NM
Insurance and investment product fees	90.1	96.8	(6.7)	(7%)
Net investment income	33.0	30.6	2.4	8%
Net realized investment gains (losses):
Total OTTI losses	(0.3)	(0.7)	0.4	(57%)
Portion of OTTI gains (losses) recognized in OCI	(0.7)	(0.3)	(0.4)	NM
Net OTTI losses recognized in earnings	(1.0)	(1.0)	—	—%
Net realized investment gains (losses), excluding OTTI losses	(16.4)	(1.5)	(14.9)	NM
Net realized investment gains (losses)	(17.4)	(2.5)	(14.9)	NM
Total revenues	108.8	125.6	(16.8)	(13%)
BENEFITS AND EXPENSES:
Policy benefits	88.5	61.8	26.7	43%
Policy acquisition cost amortization	14.0	40.7	(26.7)	(66%)
Other operating expenses	28.6	26.8	1.8	7%
Total benefits and expenses	131.1	129.3	1.8	1%
Income (loss) before income taxes	(22.3)	(3.7)	(18.6)	NM
Income tax expense (benefit)	(1.9)	18.8	(20.7)	NM
Net income (loss)	$(20.4)	$(22.5)	$2.1	(9%)
———————
Not meaningful (NM)

Analysis of Results of Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

The Company recorded a net loss of $20.4 million for the three months ended March 31, 2013 compared with a net loss of $22.5 million for the three months ended March 31, 2012. The increase in income is primarily due to the following items:

•
Policy acquisition cost amortization decreased $26.7 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in amortization for the three months ended March 31, 2013 is primarily attributable to continued decrease in amortization on the universal life business for which there are limited new deferrals and for which amortization as a portion of the total DAC asset remains consistent.

•	The Company recorded an income tax benefit of $1.9 million for the three months ended March 31, 2013 compared with a tax expense of $18.8 million for the three months ended March 31, 2012.

Partially offsetting the increase in income were the following items:

•
Net realized investment losses, excluding OTTI, of $16.4 million were recognized for the three months ended March 31, 2013 compared to net realized investment losses, excluding OTTI, of $1.5 million for the three months ended March 31, 2012. The difference is primarily attributable to the fact that there were gains on the embedded derivative liabilities associated with the variable annuity GMWB and GMAB riders for the three months ended March 31, 2012 due to significant increases in the equity markets.

•
Policy benefits increased $26.7 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The increase in policy benefit expenses was primarily due to increases in reserves associated with the fixed indexed annuity guarantees, the universal life secondary guarantees, and the profits followed by losses reserve.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2013, our available-for-sale debt securities, with a fair value of $3,054.7 million, represented 85.3% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of
($ in millions)		March 31, 2013
		Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost
NAIC	S&P Equivalent
Rating	Designation

1	AAA/AA/A	$1,656.0	54.2%	$1,540.3	53.4%
2	BBB	1,211.8	39.7%	1,142.9	39.7%
	Total investment grade	2,867.8	93.9%	2,683.2	93.1%
3	BB	150.3	4.9%	162.4	5.6%
4	B	14.6	0.5%	15.1	0.5%
5	CCC and lower	12.6	0.4%	13.5	0.5%
6	In or near default	9.4	0.3%	8.2	0.3%
	Total available-for-sale debt securities	$3,054.7	100.0%	$2,882.4	100.0%

Available-for-Sale Debt Securities by Type:	As of
($ in millions)	March 31, 2013
			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$45.6	$41.1	$4.9	$(0.4)	$4.5
State and political subdivision	117.1	106.2	11.2	(0.3)	10.9
Foreign government	50.1	44.4	5.7	—	5.7
Corporate	2,025.5	1,908.2	140.3	(23.0)	117.3
CMBS	248.7	225.2	24.1	(0.6)	23.5
RMBS	396.0	384.9	16.6	(5.5)	11.1
CDO/CLO	62.2	63.0	1.8	(2.6)	(0.8)
Other asset-backed	109.5	109.4	6.0	(5.9)	0.1
Total available-for-sale debt securities	$3,054.7	$2,882.4	$210.6	$(38.3)	$172.3

Available-for-Sale Debt Securities by Type and Credit Quality:	As of
($ in millions)	March 31, 2013
	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$45.6	$41.1	$—	$—
State and political subdivision	117.1	106.2	—	—
Foreign government	41.0	36.7	9.1	7.7
Corporate	1,923.6	1,800.2	101.9	108.0
CMBS	244.6	220.9	4.1	4.3
RMBS	357.2	344.3	38.8	40.6
CDO/CLO	37.7	38.0	24.5	25.0
Other asset-backed	101.0	95.8	8.5	13.6
Total available-for-sale debt securities	$2,867.8	$2,683.2	$186.9	$199.2
Percentage of total available-for-sale debt securities	93.9%	93.1%	6.1%	6.9%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2013 in our available-for-sale debt securities and short-term investment portfolio are banking (6.6%), electric utilities (5.4%), diversified financial services (4.6%), oil (3.9%) and insurance (3.2%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	As of
($ in millions)	March 31, 2013
	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities [2]

Spain	$—	$1.0	$8.0	$9.0	0.3%
Ireland	—	—	—	—	—%
Italy	—	—	2.3	2.3	0.1%
Total	—	1.0	10.3	11.3	0.4%
All other Eurozone [1]	—	12.6	93.8	106.4	3.3%
Total	$—	$13.6	$104.1	$117.7	3.7%
———————

[1]	Includes Finland, France, Germany, Luxembourg and Netherlands.

[2]	Inclusive of available-for-sale debt securities and short-term investments.

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

Most of our RMBS portfolio is highly rated. At March 31, 2013, 90.7% of the total residential portfolio was rated investment grade. We hold $82.9 million of RMBS investments backed by prime rated mortgages, $91.4 million backed by Alt-A mortgages and $48.0 million backed by sub-prime mortgages, which combined amount to 6.0% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 77% rated NAIC-1 and 13% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of March 31, 2013 totaled $0.7 million. These impairments consist of $0.1 million from prime, $0.5 million from Alt-A and $0.1 million from sub-prime securities.

Residential Mortgage-Backed Securities:
($ in millions)	As of
	March 31, 2013
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost [1]	Value [1]	Account [2]	A	BBB	BB	B	Below	Default
Collateral
Agency	$185.3	$195.1	5.3%	100.0%	—%	—%	—%	—%	—%
Prime	81.0	82.9	2.2%	67.4%	28.4%	4.2%	—%	—%	—%
Alt-A	90.6	91.4	2.5%	48.9%	30.4%	14.5%	—%	6.2%	—%
Sub-prime	49.3	48.0	1.3%	57.9%	8.2%	22.9%	11.0%	—%	—%
Total	$406.2	$417.4	11.3%	77.5%	13.2%	6.6%	1.3%	1.4%	—%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $21.4 million classified as fair value investments on the balance sheet. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

Prime Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$54.6	$55.8	1.5%	—%	—%	3.8%	19.3%	52.9%	24.0%
NAIC-2	BBB	22.9	23.6	0.6%	—%	3.4%	10.5%	65.0%	20.5%	0.6%
NAIC-3	BB	3.5	3.5	0.1%	—%	—%	—%	100.0%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$81.0	$82.9	2.2%	—%	1.0%	5.5%	35.7%	41.4%	16.4%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Alt-A Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$44.9	$44.6	1.2%	6.3%	6.5%	9.6%	23.0%	42.0%	12.6%
NAIC-2	BBB	27.3	27.8	0.8%	—%	—%	3.9%	—%	49.8%	46.3%
NAIC-3	BB	12.8	13.3	0.4%	—%	—%	—%	26.6%	52.9%	20.5%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	5.6	5.7	0.1%	—%	—%	—%	100.0%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$90.6	$91.4	2.5%	3.1%	3.2%	5.9%	21.3%	43.3%	23.2%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Sub-Prime Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$26.5	$27.8	0.8%	—%	12.1%	4.9%	23.1%	12.6%	47.3%
NAIC-2	BBB	4.1	3.9	0.1%	—%	—%	—%	73.6%	—%	26.4%
NAIC-3	BB	12.9	11.0	0.3%	—%	62.8%	35.6%	1.6%	—%	—%
NAIC-4	B	5.6	5.3	0.1%	—%	—%	—%	100.0%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	0.2	—	—%	—%	—%	—%	0.2%	—%	99.8%
Total		$49.3	$48.0	1.3%	—%	21.4%	11.0%	30.7%	7.3%	29.6%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of
		March 31, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Market Value [1]	% General Account [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$226.0	$249.9	6.8%	54.6%	8.8%	16.5%	12.6%	7.5%
NAIC-2	BBB	3.4	3.2	0.1%	—%	—%	87.3%	12.7%	—%
NAIC-3	BB	3.5	3.6	0.1%	—%	52.6%	47.4%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	2.4	1.9	—%	—%	—%	—%	—%	100.0%
Total		$235.3	$258.6	7.0%	52.7%	9.2%	17.7%	12.4%	8.0%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $1.9 million and $1.8 million, respectively. CMBS holdings in this exhibit include $8.1 million classified as fair value investments on the balance sheet. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2013	2012
		As restated and amended

Total other-than-temporary debt impairment losses	$(0.3)	$(0.7)
Portion of loss recognized in OCI	(0.7)	(0.3)
Net debt impairment losses recognized in earnings	$(1.0)	$(1.0)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	—
CMBS	(0.1)	(0.1)
RMBS	(0.7)	(0.8)
CDO/CLO	(0.2)	—
Other asset-backed	—	(0.1)
Net debt security impairments	(1.0)	(1.0)
Limited partnerships and other investment impairments	—	—
Impairment losses	(1.0)	(1.0)
Debt security transaction gains	5.2	0.3
Debt security transaction losses	(0.1)	(0.1)
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	5.1	0.2
Derivative instruments	(20.9)	(19.4)
Embedded derivatives [1]	(0.6)	23.0
Related party reinsurance derivatives	—	(5.3)
Net realized investment gains (losses), excluding impairment losses	$(16.4)	$(1.5)
Net realized investment gains (losses), including impairment losses	$(17.4)	$(2.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting and variable annuity GMWB, GMAB and COMBO riders. See Note 8 to our financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt securities in the first three months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings were $1.0 million for the first quarter of 2013 and $1.0 million for the first quarter of 2012. There were no limited partnerships and other investment OTTIs for the three months ended March 31, 2013 and 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.7) million for the first quarter of 2013 and $(0.3) million for the first quarter of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2013	2012
		As restated and amended

Balance, beginning of period	$(17.8)	$(21.3)
Add: Credit losses on securities not previously impaired [1]	—	(0.3)
Add: Credit losses on securities previously impaired [1]	(0.6)	(0.5)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	—	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(18.4)	$(22.1)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	March 31,	Dec 31,
($ in millions)	2013	2012

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	(0.6)	(0.6)
RMBS	(8.6)	(9.0)
CDO/CLO	(3.0)	(3.3)
Other asset-backed	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(13.9)	$(14.6)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

	As of
Duration of Gross Unrealized Losses on Securities:	March 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Total fair value	$388.5	$190.6	$29.5	$168.4
Total amortized cost	426.8	193.6	30.5	202.7
Unrealized losses	$(38.3)	$(3.0)	$(1.0)	$(34.3)
Number of securities	151	61	11	79
Investment grade:
Unrealized losses	$(17.6)	$(2.9)	$(0.9)	$(13.8)
Below investment grade:
Unrealized losses	$(20.7)	$(0.1)	$(0.1)	$(20.5)

For available-for-sale debt securities with gross unrealized losses, 46% of the unrealized losses after offsets pertain to investment grade securities and 54% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

	As of
Duration of Gross Unrealized Losses on Securities:	March 31, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(24.9)	$(0.2)	$—	$(24.7)
Number of securities	17	1	—	16
Investment grade:
Unrealized losses over 20% of cost	$(8.2)	$(0.2)	$—	$(8.0)
Below investment grade:
Unrealized losses over 20% of cost	$(16.7)	$—	$—	$(16.7)

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

Historically, we have used cash flow from operations, investing activities, and capital contributions from our shareholder to fund liquidity requirements. Our principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits, and charges on insurance policies and annuity contracts. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets, and investment income.

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

On August 12, 2014, Standard & Poor’s lowered its financial strength ratings on Phoenix Life and PHL Variable to B+ from BB- and affirmed its B- long-term counterparty credit rating on The Phoenix Companies, Inc. They removed the ratings from CreditWatch and assigned a negative outlook. They also affirmed The Phoenix Companies, Inc.’s long-term counterparty credit rating. On May 20, 2014, Standard & Poor’s places our financial strength rating of BB- and senior debt rating of B- on CreditWatch with Negative Implications. On May 22, 2013, Standard & Poor’s affirmed our financial strength rating of BB-. All ratings were removed from CreditWatch with Negative Implications and placed on negative outlook. On March 8, 2013, Standard & Poor’s placed our financial strength rating of BB- on CreditWatch Negative. On January 16, 2013, Standard & Poor’s affirmed our financial strength rating of BB-. They also removed the ratings from CreditWatch Negative and returned the outlook to stable. On December 7, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and placed it on CreditWatch Negative. On April 5, 2012, Standard & Poor’s affirmed our financial strength rating of BB- and maintained their stable outlook on our rating.

The financial strength ratings as of September 4, 2014 were as follows:

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

Contractual Obligations and Commercial Commitments

As of March 31, 2013, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2012 Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $0.9 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. Phoenix Life did not make any contributions to the pension plans in the first quarter of 2013. By December 31, 2013, Phoenix Life expects to make additional contributions to the pension plans, of which approximately $3.6 million will be allocated to us. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions, which Phoenix Life took advantage of in 2012.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2013, five major reinsurance companies account for approximately 71% of the reinsurance recoverable.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) decreased from $321.0 million at December 31, 2012 to $302.1 million at March 31, 2013. The principal factors resulting in this decrease were unrealized capital losses of $11.2 million.

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

See our 2013 Form 10-K, which was filed out of sequence, for information regarding our enterprise risk management and which is reflective of our exposure to operational or market risk at March 31, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2013 Form 10-K, which was filed out of sequence, for information about our management of market risk. There were no material changes in our market risk exposure at March 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at March 31, 2013. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s financial statements.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Previously Identified Material Weaknesses

As previously disclosed in the 2013 Form 10-K, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see “Controls and Procedures” in Part II, Item 9A of the 2013 Form 10-K.

Remediation Status

As disclosed in the 2013 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2013 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

Changes in Internal Control Over Financial Reporting

During the quarter, management implemented certain remediation initiatives discussed in Part II, Item 9A of the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings as of March 31, 2013, see “Legal Proceedings” in Part I, Item 3 of our 2013 Form 10-K, which was filed out of sequence.

See “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence, and Note 14 to our financial statements in this Form 10-Q for additional information.

Item 1A.    Risk Factors

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. You should carefully consider the risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

As of March 31, 2013, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated: September 12, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)