Form 10-Q
period 2013-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2014-09-12
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Form 10-Q”) is being filed by PHL Variable Insurance Company (“we,” “our,” “us,” the “Company,” or “PHL Variable”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

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

The unaudited financial statements for the three and six month periods ended June 30, 2012 contained in this Form 10-Q are presented on a restated and amended basis, consistent with both the restated and amended financial statements for the year ended December 31, 2012 and the three and six month periods ended June 30, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance. The unaudited financial statements for the three and six month periods ended June 30, 2013 contained in this Form 10-Q are consistent with those contained in the 2013 Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Unaudited Balance Sheets
($ in millions, except share data)
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $3,114.2 and $2,798.1)	$3,162.2	$2,972.3
Short-term investments	165.0	244.9
Limited partnerships and other investments	7.2	6.7
Policy loans, at unpaid principal balances	62.8	61.0
Derivative instruments	199.3	149.4
Fair value investments	48.8	38.5
Total investments	3,645.3	3,472.8
Cash and cash equivalents	123.9	83.1
Accrued investment income	25.7	23.2
Receivables	8.6	16.2
Reinsurance recoverable	455.5	427.1
Deferred policy acquisition costs	463.1	426.2
Deferred income taxes, net	25.5	16.2
Receivable from related parties	6.0	—
Other assets	182.4	135.5
Separate account assets	2,021.3	2,061.8
Total assets	$6,957.3	$6,662.1

LIABILITIES:
Policy liabilities and accruals	$1,926.5	$1,876.2
Policyholder deposit funds	2,566.5	2,349.8
Payable to related parties	18.3	11.0
Other liabilities	161.4	68.2
Separate account liabilities	2,021.3	2,061.8
Total liabilities	6,694.0	6,367.0

COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	802.2	802.2
Accumulated other comprehensive income (loss)	(4.6)	11.4
Retained earnings (accumulated deficit)	(536.8)	(521.0)
Total stockholder’s equity	263.3	295.1
Total liabilities and stockholder’s equity	$6,957.3	$6,662.1

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Statements of Income and Comprehensive Income
($ in millions)
Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		As restated and amended		As restated and amended
REVENUES:
Premiums	$5.1	$1.7	$8.2	$2.4
Insurance and investment product fees	87.2	91.4	177.3	188.2
Net investment income	34.1	32.6	67.1	63.2
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(3.0)	(0.3)	(3.7)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	(0.2)	2.4	(0.9)	2.1
Net OTTI losses recognized in earnings	(0.2)	(0.6)	(1.2)	(1.6)
Net realized investment gains (losses), excluding OTTI losses	10.9	(13.4)	(5.5)	(14.9)
Net realized investment gains (losses)	10.7	(14.0)	(6.7)	(16.5)
Total revenues	137.1	111.7	245.9	237.3

BENEFITS AND EXPENSES:
Policy benefits	91.4	91.6	179.9	153.4
Policy acquisition cost amortization	26.6	27.6	40.6	68.3
Other operating expenses	31.4	24.1	60.0	50.9
Total benefits and expenses	149.4	143.3	280.5	272.6
Income (loss) before income taxes	(12.3)	(31.6)	(34.6)	(35.3)
Income tax expense (benefit)	(16.9)	0.5	(18.8)	19.3
Net income (loss)	$4.6	$(32.1)	$(15.8)	$(54.6)

FEES PAID TO RELATED PARTIES (Note 12)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4.6	$(32.1)	$(15.8)	$(54.6)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(12.1)	8.1	(25.4)	16.7
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(12.1)	6.3	(9.4)	10.0
Other comprehensive income (loss), net of income taxes	—	1.8	(16.0)	6.7
Comprehensive income (loss)	$4.6	$(30.3)	$(31.8)	$(47.9)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Statements of Cash Flows
($ in millions)
Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
		As restated and amended
OPERATING ACTIVITIES:
Net income (loss)	$(15.8)	$(54.6)
Net realized investment (gains) losses	6.7	16.5
Policy acquisition costs deferred	(33.5)	(43.5)
Policy acquisition cost amortization	40.6	68.3
Interest credited	40.1	122.3
Equity in earnings of limited partnerships and other investments	(0.1)	(0.1)
Change in:
Accrued investment income	(3.7)	(5.5)
Deferred income taxes, net	—	(5.7)
Receivables	7.6	32.6
Reinsurance recoverable	(28.4)	(32.3)
Policy liabilities and accruals	(59.5)	(171.3)
Due to/from affiliate	1.3	10.9
Other operating activities, net	(4.4)	(14.2)
Cash provided by (used for) operating activities	(49.1)	(76.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(429.8)	(524.0)
Short-term investments	(224.8)	(60.0)
Derivative instruments	(50.1)	(29.2)
Fair value investments	(14.6)	(2.9)
Sales, repayments and maturities of:
Available-for-sale debt securities	151.3	130.8
Short-term investments	304.8	156.0
Derivative instruments	15.8	12.1
Fair value investments	3.7	3.0
Contributions to limited partnerships	(0.4)	(0.9)
Distributions from limited partnerships	0.1	0.2
Policy loans, net	(0.6)	2.4
Other investing activities, net	0.1	(0.4)
Cash provided by (used for) investing activities	(244.5)	(312.9)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	469.9	540.5
Policyholder deposit fund withdrawals	(280.0)	(265.4)
Net transfers to/from separate accounts	144.5	142.0
Cash provided by (used for) financing activities	334.4	417.1
Change in cash and cash equivalents	40.8	27.6
Cash and cash equivalents, beginning of year	83.1	49.5
Cash and cash equivalents, end of year	$123.9	$77.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(9.0)	$22.2
Non-Cash Transactions During the Year
Investment exchanges	$29.6	$14.0
The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Unaudited Statements of Changes in Stockholder’s Equity
($ in millions)
Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
		As restated and amended [1]
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$802.2
Balance, end of period	$802.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$2.6
Other comprehensive income (loss)	(16.0)	6.7
Balance, end of period	$(4.6)	$9.3

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(521.0)	$(383.3)
Net income (loss)	(15.8)	(54.6)
Balance, end of period	$(536.8)	$(437.9)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$424.0
Change in stockholder’s equity	(31.8)	(47.9)
Balance, end of period	$263.3	$376.1
———————

[1]
Amounts reflect the cumulative impact of the retrospective adoption of amended guidance to ASC 944, Financial Services Insurance (ASU 2010-26), as detailed more fully within Note 2 to these financial statements.

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Unaudited Financial Statements
Three and Six Months Ended June 30, 2013 and 2012

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

2.    Restatement and Amendment of Previously Reported Financial Information

This Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Form 10-Q”) is being filed by the Company (or “PHL Variable”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2014 (the “2013 Form 10-K”). The 2013 Form 10-K contains audited financial statements of the Company for the years ended December 31, 2013, 2012 and 2011 and unaudited financial information presented for each quarter during the fiscal year 2013.

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

The unaudited financial statements for the three and six months ended June 30, 2012 contained in this Form 10-Q are presented on a restated and amended basis, consistent with both the restated and amended financial statements for the year ended December 31, 2012 and the three and six month periods ended June 30, 2012 contained in the 2012 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods and to amend such unaudited financial statements for the impact of the retrospective adoption of amended accounting guidance. Accordingly and as discussed in the 2012 Form 10-K, the Company has restated and amended its financial statements as of and for the three and six months ended June 30, 2012 to: (i) adjust for impact of these errors; (ii) record previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period; and (iii) amend the financial statements for the impact of the retrospective adoption of amended accounting guidance discussed more fully in the “Revision for the Retrospective Adoption of Amended Accounting Guidance” section below.

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

The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Shadow Accounting: Under U.S. GAAP accounting, assets and liabilities that are backed by a portfolio of assets classified as available-for-sale must be adjusted to reflect the amount of unrealized gains or unrealized losses “as if the amounts were realized” with a corresponding offset to other comprehensive income (loss) in a process commonly referred to as “shadow accounting”. The Company failed to recognize all of the relationships between the available-for-sale assets and the supported assets and liabilities in calculating these adjustments. During the restatement, the shadow accounting policy and valuation process were corrected to ensure all interrelated assets and liabilities were being properly identified and to ensure that the impacts of these unrealized gains or losses were properly recorded. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Loss Recognition: Under U.S. GAAP accounting, the Company must periodically assess the net liability (net of DAC) to ensure it is sufficient to provide for the expected policyholder benefits and related expenses. Upon analysis, the Company determined that for certain lines of business the “locked-in” historical estimates used to calculate the policyholder liabilities were insufficient prior to, and also as a result of, entering into a new reinsurance treaty (as discussed within the “Reinsurance Accounting” section below) and in light of the current interest rate environment. Upon identification of loss recognition events, the Company reduced its DAC asset and established additional liabilities to rectify the insufficiency in the net liability which was identified for certain lines of business. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Fixed Indexed Annuities (“FIA”): During the Company’s analysis of the fixed indexed annuity valuation process, errors associated with the actuarial modeling of certain fixed indexed annuity product features which were modeled beginning in 2011 were identified. These errors related to incomplete or inaccurate data and inappropriate approximations of product features which resulted in the incorrect calculation for the policyholder liabilities including the related embedded derivatives associated with certain benefits for the product. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

•
Other Actuarial Errors: Included within these amounts are all actuarial out-of-period errors as well as other individually immaterial errors which were identified during the restatement process in conjunction with management’s comprehensive balance sheet review and relating to the Company’s actuarial assumptions, approximations and valuation methods/models for its life and annuity business. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Actuarial Finance Errors” table within the “Actuarial Finance” section of this Note below.

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Three months ended June 30, 2012 Income Statement Impacts [1]
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors [2]
REVENUES:
Premiums	$—	$—	$—	$—	$(0.1)	$(0.1)
Insurance and investment product fees	(0.2)	—	—	—	0.5	0.3
Net investment income	—	—	—	—	—	—
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	(4.0)	(1.0)	(5.0)
Net realized investment gains (losses)	—	—	—	(4.0)	(1.0)	(5.0)
Total revenues	(0.2)	—	—	(4.0)	(0.6)	(4.8)

BENEFITS AND EXPENSES:
Policy benefits	23.5	—	0.5	(6.6)	3.2	20.6
Policy acquisition cost amortization	(0.1)	—	—	(1.2)	(1.8)	(3.1)
Other operating expenses	—	—	—	—	0.1	0.1
Total benefits and expenses	23.4	—	0.5	(7.8)	1.5	17.6
Income (loss) from before income taxes	(23.6)	—	(0.5)	3.8	(2.1)	(22.4)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(23.6)	$—	$(0.5)	$3.8	$(2.1)	$(22.4)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(23.6)	$—	$(0.5)	$3.8	$(2.1)	$(22.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	—	(14.9)	—	—	—	(14.9)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	(14.9)	—	—	—	(14.9)
Comprehensive income (loss)	$(23.6)	$(14.9)	$(0.5)	$3.8	$(2.1)	$(37.3)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

Increase (decrease)	Summary of Correction of Actuarial Finance Errors – Six Months Ended June 30, 2012 Income Statement Impacts [1]
($ in millions)	Actuarial Finance
	Accounting for UL Type Products	Shadow Accounting	Loss Recognition	FIA	Other Actuarial	Total Actuarial Finance Errors [2]
REVENUES:
Premiums	$—	$—	$—	$—	$(0.1)	$(0.1)
Insurance and investment product fees	0.1	—	—	—	0.4	0.5
Net investment income	—	—	—	—	—	—
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	—	—	—	(3.9)	0.3	(3.6)
Net realized investment gains (losses)	—	—	—	(3.9)	0.3	(3.6)
Total revenues	0.1	—	—	(3.9)	0.6	(3.2)

BENEFITS AND EXPENSES:
Policy benefits	36.6	—	0.5	(6.8)	(2.1)	28.2
Policy acquisition cost amortization	3.4	—	—	4.4	(6.5)	1.3
Other operating expenses	—	—	—	—	3.6	3.6
Total benefits and expenses	40.0	—	0.5	(2.4)	(5.0)	33.1
Income (loss) from before income taxes	(39.9)	—	(0.5)	(1.5)	5.6	(36.3)
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(39.9)	$—	$(0.5)	$(1.5)	$5.6	$(36.3)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(39.9)	$—	$(0.5)	$(1.5)	$5.6	$(36.3)
Other comprehensive income (loss before income taxes:
Unrealized investment gains (losses), net of related offsets	—	(17.7)	—	—	—	(17.7)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	(17.7)	—	—	—	(17.7)
Comprehensive income (loss)	$(39.9)	$(17.7)	$(0.5)	$(1.5)	$5.6	$(54.0)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Actuarial Finance Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

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

The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Derivative Valuation – The Company did not appropriately apply U.S. GAAP accounting standards regarding the valuation of certain derivative instruments. Specifically, the Company did not properly recognize and measure counterparty non-performance risk on non-collateralized derivative assets. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

•
Structured Securities – The Company did not appropriately maintain a process over the assessment of accounting methodologies used to determine the appropriate interest income models. This resulted in improper income recognition and impairments for certain structured securities. In addition, the Company did not properly assess securitized financial assets for potential embedded derivatives which, when properly assessed, resulted in the reclassification of assets to fair value investments. The reclassification of these assets results in the recognition of the change in fair value of these assets in net investment income. The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Investments Errors” table within the “Investments” section of this Note below.

Increase (decrease)	Summary of Correction of Investments Errors – Three months ended June 30, 2012 Income Statement Impacts [1]
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors [2]
REVENUES:
Premiums	$—	$—	$—	$—
Insurance and investment product fees	—	—	—	—
Net investment income	—	—	(0.1)	(0.1)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI	—	(1.9)	—	(1.9)
Net realized investment gains (losses)	—	(1.9)	—	(1.9)
Total revenues	—	(1.9)	(0.1)	(2.0)

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	(0.5)	—	(0.5)
Other operating expenses	—	—	—	—
Total benefits and expenses	—	(0.5)	—	(0.5)
Income (loss) from before income taxes	—	(1.4)	(0.1)	(1.5)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$—	$(1.4)	$(0.1)	$(1.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$—	$(1.4)	$(0.1)	$(1.5)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(1.9)	—	0.2	(1.7)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—
Other comprehensive income (loss), net of income taxes	(1.9)	—	0.2	(1.7)
Comprehensive income (loss)	$(1.9)	$(1.4)	$0.1	$(3.2)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Investment Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

Increase (decrease)	Summary of Correction of Investments Errors – Six Months Ended June 30, 2012 Income Statement Impacts [1]
($ in millions)	Investments
	AFS Valuation	Derivative Valuation	Structured Securities	Total Investment Errors [2]
REVENUES:
Premiums	$—	$—	$—	$—
Insurance and investment product fees	—	—	—	—
Net investment income	—	—	—	—
Net realized investment gains (losses):
Total OTTI losses	—	—	0.4	0.4
Portion of OTTI gains (losses) recognized in OCI	—	—	(0.7)	(0.7)
Net OTTI losses recognized in earnings	—	—	(0.3)	(0.3)
Net realized investment gains (losses), excluding OTTI	—	2.2	—	2.2
Net realized investment gains (losses)	—	2.2	(0.3)	1.9
Total revenues	—	2.2	(0.3)	1.9

BENEFITS AND EXPENSES:
Policy benefits	—	—	—	—
Policy acquisition cost amortization	—	(1.9)	—	(1.9)
Other operating expenses	—	—	—	—
Total benefits and expenses	—	(1.9)	—	(1.9)
Income (loss) from before income taxes	—	4.1	(0.3)	3.8
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$—	$4.1	$(0.3)	$3.8

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$—	$4.1	$(0.3)	$3.8
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(1.9)	—	0.5	(1.4)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	—	—	—	—
Other comprehensive income (loss), net of income taxes	(1.9)	—	0.5	(1.4)
Comprehensive income (loss)	$(1.9)	$4.1	$0.2	$2.4
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Amounts represent the total “Summary of Correction of Investment Errors” which is further aggregated into the “Summary of Correction of Errors” in the following pages.

Reinsurance Accounting

In 2008 and in 2009, the Company entered into complex reinsurance agreements with one of its third-party reinsurers which resulted in net costs incurred to the Company. Rather than appropriately deferring and amortizing these costs over the life of the underlying business, the Company had previously recognized these costs immediately in net income. In addition, in 2008, the Company separately entered into a related party reinsurance arrangement with its parent company, Phoenix Life, a wholly owned subsidiary of PNX, where the Company inappropriately recorded the ceded reinsurance balances as an offset to the reinsurance recoverable rather than to the appropriate financial statement line item within the statements of income and comprehensive income. For additional information on the related party reinsurance arrangement, refer to “Note 4: Reinsurance.” The impact of the correction of these errors on the unaudited financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Errors” table within this Note below.

Upon review of the reinsurance transactions, the Company also determined that loss recognition was appropriate for a portion of the underlying block of business both prior to and subsequent to entering into the reinsurance agreements. The impact of the loss recognition prior to the reinsurance then indirectly impacted the amount of costs deferred at day one. The impact of the reinsurance component of this error on the financial statements as of and for the comparative three and six months ended June 30, 2012 is presented in the “Summary of Correction of Errors” table within this Note below.

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

Increase (decrease)	For the period ended
($ in millions)	June 30,
2012
Statement of Cash Flows
Cash provided by (used for) operating activities	$(93.7)
Cash provided by (used for) investing activities	1.4
Cash provided by (used for) financing activities	89.7

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

Increase (decrease)	Summary of Correction of Errors – Three months ended June 30, 2012 Income Statement Impacts [1]
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance [2]	Total Investments [3]	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors [4]
REVENUES
Premiums	$(0.1)	$—	$—	$—	$—	$(0.1)
Insurance and investment product fees	0.3	—	—	—	—	0.3
Net investment income	—	(0.1)	—	—	(0.1)	(0.2)
Net realized investment gains (losses):
Total OTTI losses	—	—	—	—	—	—
Portion of OTTI gains (losses) recognized in OCI	—	—	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	(5.0)	(1.9)	—	—	(0.1)	(7.0)
Net realized investment gains (losses)	(5.0)	(1.9)	—	—	(0.1)	(7.0)
Total revenues	(4.8)	(2.0)	—	—	(0.2)	(7.0)

BENEFITS AND EXPENSES
Policy benefits	20.6	—	(0.2)	(6.1)	0.4	14.7
Policy acquisition cost amortization	(3.1)	(0.5)	—	4.1	0.1	0.6
Other operating expenses	0.1	—	—	—	(0.5)	(0.4)
Total benefits and expenses	17.6	(0.5)	(0.2)	(2.0)	—	14.9
Income (loss) before income taxes	(22.4)	(1.5)	0.2	2.0	(0.2)	(21.9)
Income tax expense (benefit)	—	—	—	—	4.2	4.2
Net income (loss)	$(22.4)	$(1.5)	$0.2	$2.0	$(4.4)	$(26.1)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(22.4)	$(1.5)	$0.2	$2.0	$(4.4)	$(26.1)
Other comprehensive income (loss) before income taxes: [5]
Unrealized investment gains (losses), net of related offsets [5]	(14.9)	(1.7)	—	(2.6)	—	(19.2)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [5]	—	—	—	—	(3.3)	(3.3)
Other comprehensive income (loss), net of income taxes	(14.9)	(1.7)	—	(2.6)	3.3	(15.9)
Comprehensive income (loss)	$(37.3)	$(3.2)	$0.2	$(0.6)	$(1.1)	$(42.0)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.

[3]	Represents “Summary of Correction of Investments Errors” from the previous pages of this Note.

[4]	Amounts represent total correction of errors which is also presented in the “Statement of Income and Comprehensive Income” reflected in the tables on the following pages.

[5]	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

Increase (decrease)	Summary of Correction of Errors – Six Months Ended June 30, 2012 Income Statement Impacts [1]
($ in millions)
			Reinsurance Accounting
	Total Actuarial Finance [2]	Total Investments [3]	Third-party reinsurance	Related party reinsurance	Other Restatement Adjustments	Total Correction of Errors [4]
REVENUES
Premiums	$(0.1)	$—	$—	$—	$—	$(0.1)
Insurance and investment product fees	0.5	—	—	0.2	(0.1)	0.6
Net investment income	—	—	—	—	0.1	0.1
Net realized investment gains (losses):
Total OTTI losses	—	0.4	—	—	—	0.4
Portion of OTTI gains (losses) recognized in OCI	—	(0.7)	—	—	—	(0.7)
Net OTTI losses recognized in earnings	—	(0.3)	—	—	—	(0.3)
Net realized investment gains (losses), excluding OTTI losses	(3.6)	2.2	—	—	—	(1.4)
Net realized investment gains (losses)	(3.6)	1.9	—	—	—	(1.7)
Total revenues	(3.2)	1.9	—	0.2	—	(1.1)

BENEFITS AND EXPENSES
Policy benefits	28.2	—	(0.4)	(15.6)	0.6	12.8
Policy acquisition cost amortization	1.3	(1.9)	—	12.6	0.6	12.6
Other operating expenses	3.6	—	—	—	(0.5)	3.1
Total benefits and expenses	33.1	(1.9)	(0.4)	(3.0)	0.7	28.5
Income (loss) before income taxes	(36.3)	3.8	0.4	3.2	(0.7)	(29.6)
Income tax expense (benefit)	—	—	—	—	21.9	21.9
Net income (loss)	$(36.3)	$3.8	$0.4	$3.2	$(22.6)	$(51.5)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(36.3)	$3.8	$0.4	$3.2	$(22.6)	$(51.5)
Other comprehensive income (loss) before income taxes: [5]
Unrealized investment gains (losses), net of related offsets [5]	(17.7)	(1.4)	—	(3.3)	0.1	(22.3)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets [5]	—	—	—	—	(3.7)	(3.7)
Other comprehensive income (loss), net of income taxes	(17.7)	(1.4)	—	(3.3)	3.8	(18.6)
Comprehensive income (loss)	$(54.0)	$2.4	$0.4	$(0.1)	$(18.8)	$(70.1)
———————

[1]	All amounts are shown before income taxes, unless otherwise noted.

[2]	Represents “Summary of Correction of Actuarial Finance Errors” from the previous pages of this Note.

[3]	Represents “Summary of Correction of Investments Errors” from the previous pages of this Note.

[4]	Amounts represent total correction of errors which is also presented in the “Statement of Income and Comprehensive Income” reflected in the tables on the following pages.

[5]	In addition to adjustments described within this footnote the correction of errors column contains reclassifications related to changes in presentation of components of other comprehensive income.

	Statement of Income and Comprehensive Income
($ in millions)	Three months ended June 30, 2012
	As previously reported	Correction of errors	As restated and amended
REVENUES:
Premiums	$1.8	$(0.1)	$1.7
Insurance and investment product fees	91.1	0.3	91.4
Net investment income	32.8	(0.2)	32.6
Net realized investment gains (losses):
Total OTTI losses	(3.0)	—	(3.0)
Portion of OTTI gains (losses) recognized in OCI	2.4	—	2.4
Net OTTI losses recognized in earnings	(0.6)	—	(0.6)
Net realized investment gains (losses), excluding OTTI losses	(6.4)	(7.0)	(13.4)
Net realized investment gains (losses)	(7.0)	(7.0)	(14.0)
Total revenues	118.7	(7.0)	111.7

BENEFITS AND EXPENSES:
Policy benefits	76.9	14.7	91.6
Policy acquisition cost amortization	27.0	0.6	27.6
Other operating expenses	24.5	(0.4)	24.1
Total benefits and expenses	128.4	14.9	143.3
Income (loss) before income taxes	(9.7)	(21.9)	(31.6)
Income tax expense (benefit)	(3.7)	4.2	0.5
Net income (loss)	$(6.0)	$(26.1)	$(32.1)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(6.0)	$(26.1)	$(32.1)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	27.3	(19.2)	8.1
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	9.6	(3.3)	6.3
Other comprehensive income (loss), net of income taxes	17.7	(15.9)	1.8
Comprehensive income (loss)	$11.7	$(42.0)	$(30.3)

	Statement of Income and Comprehensive Income
($ in millions)	Six Months Ended June 30, 2012
	As previously reported	Correction of errors	As restated and amended
REVENUES:
Premiums	$2.5	$(0.1)	$2.4
Insurance and investment product fees	187.6	0.6	188.2
Net investment income	63.1	0.1	63.2
Net realized investment gains (losses):
Total OTTI losses	(4.1)	0.4	(3.7)
Portion of OTTI gains (losses) recognized in OCI	2.8	(0.7)	2.1
Net OTTI losses recognized in earnings	(1.3)	(0.3)	(1.6)
Net realized investment gains (losses), excluding OTTI losses	(13.5)	(1.4)	(14.9)
Net realized investment gains (losses)	(14.8)	(1.7)	(16.5)
Total revenues	238.4	(1.1)	237.3

BENEFITS AND EXPENSES:
Policy benefits	140.6	12.8	153.4
Policy acquisition cost amortization	55.7	12.6	68.3
Other operating expenses	47.8	3.1	50.9
Total benefits and expenses	244.1	28.5	272.6
Income (loss) before income taxes	(5.7)	(29.6)	(35.3)
Income tax expense (benefit)	(2.6)	21.9	19.3
Net income (loss)	$(3.1)	$(51.5)	$(54.6)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(3.1)	$(51.5)	$(54.6)
Other comprehensive income (loss) before income tax:
Unrealized investment gains (losses), net of related offsets	39.0	(22.3)	16.7
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	13.7	(3.7)	10.0
Other comprehensive income (loss), net of income taxes	25.3	(18.6)	6.7
Comprehensive income (loss)	$22.2	$(70.1)	$(47.9)

	Statement of Cash Flows
($ in millions)	For the period ended June 30, 2012
	As previously reported	Correction of errors	As restated and amended
OPERATING ACTIVITIES:
Net income (loss)	$(3.1)	$(51.5)	$(54.6)
Net realized investment losses	14.8	1.7	16.5
Policy acquisition costs deferred	(52.9)	9.4	(43.5)
Amortization of policy acquisition costs	55.7	12.6	68.3
Interest credited	—	122.3	122.3
Equity in earnings of limited partnerships and other investments	(0.1)	—	(0.1)
Change in:
Accrued investment income	(3.9)	(1.6)	(5.5)
Deferred income taxes	(17.6)	11.9	(5.7)
Receivables [1]	(4.3)	4.6	0.3
Policy liabilities and accruals	32.0	(203.3)	(171.3)
Due to/from affiliate	—	10.9	10.9
Other operating activities, net [1]	(3.5)	(10.7)	(14.2)
Cash provided by (used for) operating activities	17.1	(93.7)	(76.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities [1]	(601.9)	17.9	(584.0)
Derivative instruments	(29.2)	—	(29.2)
Fair value investments	—	(2.9)	(2.9)
Other investments	(0.9)	0.9	—
Sales, repayments and maturities of:
Available-for-sale debt securities [1]	304.0	(17.2)	286.8
Derivative instruments	12.1	—	12.1
Fair value investments	—	3.0	3.0
Other investments	0.2	(0.2)	—
Contributions to limited partnerships	—	(0.9)	(0.9)
Distributions from limited partnerships	—	0.2	0.2
Policy loans, net	1.4	1.0	2.4
Other investing activities, net	—	(0.4)	(0.4)
Cash provided by (used for) investing activities	(314.3)	1.4	(312.9)

FINANCING ACTIVITIES:
Policyholder deposit fund deposits	410.2	130.3	540.5
Policyholder deposit fund withdrawals	(82.8)	(182.6)	(265.4)
Net transfers to/from separate accounts	—	142.0	142.0
Cash provided by (used for) financing activities	327.4	89.7	417.1
Change in cash and cash equivalents	30.2	(2.6)	27.6
Cash and cash equivalents, beginning of year	67.5	(18.0)	49.5
Cash and cash equivalents, end of year	$97.7	$(20.6)	$77.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$—	$22.2	$22.2

Non-Cash Transactions During the Year
Investment exchanges	$—	$14.0	$14.0
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

	Statement of Changes in Stockholder’s Equity
($ in millions)	For the period ended June 30, 2012
	As previously reported	Correction of errors [1]	Adjusted prior to the retrospective adoption	Retrospective adoption [2]	As restated and amended
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2	$—	$802.2
Balance, end of period	$802.2	$—	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$6.2	$0.2	$6.4	$(3.8)	$2.6
Other comprehensive income (loss)	25.3	(18.6)	6.7	—	6.7
Balance, end of period	$31.5	$(18.4)	$13.1	$(3.8)	$9.3

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(165.1)	$(185.9)	$(351.0)	$(32.3)	$(383.3)
Net income (loss)	(3.1)	(51.5)	(54.6)	—	(54.6)
Balance, end of period	$(168.2)	$(237.4)	$(405.6)	$(32.3)	$(437.9)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$645.8	$(185.7)	$460.1	$(36.1)	$424.0
Change in stockholder’s equity	22.2	(70.1)	(47.9)	—	(47.9)
Balance, end of period	$668.0	$(255.8)	$412.2	$(36.1)	$376.1
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

Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheet, statements of income and comprehensive income, statements of cash flows and statements of changes in stockholders’ equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the six months ended June 30, 2013 are not necessarily indicative of full year results. Results for the quarter ended and six months ended June 30, 2013 include $0 and $3.2 million, respectively, of income related to out-of-period adjustments. Such amounts are not material to any period presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in the 2012 Form 10-K.

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

4.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $455.5 million and $427.1 million as of June 30, 2013 and December 31, 2012, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2013	2012	2013	2012
		As restated and amended		As restated and amended

Direct premiums	$22.3	$17.6	$42.1	$36.1
Premiums ceded to non-affiliate reinsurers [1]	(17.2)	(15.9)	(33.9)	(33.7)
Premiums	$5.1	$1.7	$8.2	$2.4

Direct policy benefits incurred	$42.3	$79.2	$97.4	$139.4
Policy benefits assumed from non-affiliate reinsureds	—	1.5	—	1.5
Policy benefits ceded to:
Affiliate reinsurers	(9.0)	(0.4)	(9.0)	(2.3)
Non-affiliate reinsurers	(14.4)	(40.2)	(34.0)	(73.7)
Policy benefits ceded to reinsurers	(23.4)	(40.6)	(43.0)	(76.0)
Premiums paid to:
Affiliate reinsurers	5.8	5.1	11.1	9.5
Non-affiliate reinsurers	7.8	9.7	10.7	23.7
Premiums paid to reinsurers [2]	13.6	14.8	21.8	33.2
Policy benefits [3]	$32.5	$54.9	$76.2	$98.1
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $58.9 million and $36.7 million, net of reinsurance, for the three months ended June 30, 2013 and 2012, respectively, and $103.7 million and $55.3 million, net of reinsurance, for the six months ended June 30, 2013 and 2012, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At June 30, 2013, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

5.    Deferred Policy Acquisition Costs

The balances of and changes in DAC as of and for the periods ended June 30, 2013 and 2012 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2013	2012	2013	2012
		As restated and amended		As restated and amended

Policy acquisition costs deferred	$16.4	$19.3	$33.5	$43.3
Costs amortized to expenses:
Recurring costs	(21.3)	(38.8)	(38.0)	(73.1)
Realized investment gains (losses)	(5.3)	11.2	(2.6)	4.8
Offsets to net unrealized investment gains or losses included in AOCI [1]	39.7	(20.7)	44.0	(31.4)
Change in deferred policy acquisition costs	29.5	(29.0)	36.9	(56.4)
Deferred policy acquisition costs, beginning of period	433.6	461.7	426.2	489.1
Deferred policy acquisition costs, end of period	$463.1	$432.7	$463.1	$432.7
———————

[1]
An offset to DAC and accumulated other comprehensive income (“AOCI”) is recorded each period to the extent that, had unrealized holding gains or losses from securities classified as available-for-sale actually been realized, an adjustment to DAC amortized using gross profits or gross margins would result.

During the six months ended June 30, 2013 and 2012, deferred expenses primarily consisted of commissions related to fixed indexed annuity sales.

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

Changes in Deferred Sales Inducement Activity:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2013	2012	2013	2012
		As restated and amended		As restated and amended

Deferred asset, beginning of period	$64.3	$50.8	$60.9	$49.7
Sales inducements deferred	2.7	4.8	5.5	9.6
Amortization charged to income	(2.8)	(0.3)	(3.5)	(3.9)
Offsets to net unrealized investment gains or losses included in AOCI	8.4	(8.0)	9.7	(8.1)
Deferred asset, end of period	$72.6	$47.3	$72.6	$47.3

7.    Investing Activities

Debt securities

The following tables present the debt securities available-for-sale by sector held at June 30, 2013 and December 31, 2012, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	June 30, 2013
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$58.0	$3.6	$(0.6)	$61.0	$—
State and political subdivision	122.7	5.5	(3.3)	124.9	(0.2)
Foreign government	42.4	3.3	(0.2)	45.5	—
Corporate	2,029.0	77.9	(51.2)	2,055.7	(1.5)
Commercial mortgage-backed (“CMBS”)	239.0	13.9	(1.5)	251.4	(0.5)
Residential mortgage-backed (“RMBS”)	457.7	10.8	(8.7)	459.8	(8.5)
CDO/CLO	67.8	2.1	(2.2)	67.7	(3.0)
Other asset-backed	97.6	4.1	(5.5)	96.2	—
Available-for-sale debt securities	$3,114.2	$121.2	$(73.2)	$3,162.2	$(13.7)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

Maturities of Debt Securities:	June 30, 2013
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$32.8	$33.5
Due after one year through five years	153.5	163.2
Due after five years through ten years	298.4	305.8
Due after ten years	1,767.5	1,784.7
CMBS/RMBS/ABS/CDO/CLO [1]	862.0	875.0
Total	$3,114.2	$3,162.2
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of June 30, 2013, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:
($ in millions)	June 30, 2013	December 31, 2012

Debt securities, available-for-sale
Proceeds from sales	$5.7	$160.0
Proceeds from maturities/repayments	138.0	285.3
Gross investment gains from sales, prepayments and maturities	5.6	22.8
Gross investment losses from sales and maturities	(0.3)	(0.7)

	As of
Aging of Temporarily Impaired	June 30, 2013
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$4.9	$(0.1)	$3.5	$(0.5)	$8.4	$(0.6)
State and political subdivision	39.7	(3.3)	—	—	39.7	(3.3)
Foreign government	3.3	(0.2)	—	—	3.3	(0.2)
Corporate	783.5	(33.7)	67.6	(17.5)	851.1	(51.2)
CMBS	32.8	(1.2)	7.0	(0.3)	39.8	(1.5)
RMBS	155.2	(5.3)	40.7	(3.4)	195.9	(8.7)
CDO/CLO	15.9	(0.5)	30.1	(1.7)	46.0	(2.2)
Other asset-backed	15.6	(0.5)	7.1	(5.0)	22.7	(5.5)
Total temporarily impaired securities	$1,050.9	$(44.8)	$156.0	$(28.4)	$1,206.9	$(73.2)
Below investment grade	$32.5	$(0.9)	$49.2	$(17.0)	$81.7	$(17.9)
Number of securities		290		71		361

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $13.9 million at June 30, 2013, of which $13.9 million was depressed by more than 20% of amortized cost for more than 12 months.

These securities were considered to be temporarily impaired at June 30, 2013 because each of these securities had performed, and are expected to perform, in accordance with original contractual terms. In addition, management does not have the intention to sell nor does it expect to be required to sell these securities prior to their recovery.

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other- than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt securities in the first six months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings related to such credit-related circumstances were $0.2 million for the second quarter of 2013 and $0.6 million for the second quarter of 2012 and $1.2 million for the first half of 2013 and $1.6 million for the first half of 2012. There were no limited partnerships and other investment OTTIs for the three and six months ended June 30, 2013 and 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.2) million for the second quarter of 2013 and $2.4 million for the second quarter of 2012 and $(0.9) million for the first half of 2013 and $2.1 million for the first half of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
		As restated and amended		As restated and amended

Balance, beginning of period	$(18.4)	$(22.1)	$(17.8)	$(21.3)
Add: Credit losses on securities not previously impaired [1]	—	—	—	(0.3)
Add: Credit losses on securities previously impaired [1]	(0.1)	(0.5)	(0.7)	(1.0)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	2.6	—	2.6
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(18.5)	$(20.0)	$(18.5)	$(20.0)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $7.2 million and $6.7 million as of June 30, 2013 and December 31, 2012, respectively.

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

Sources of Net Investment Income:	Three Months Ended		Six Months Ended
($ in millions)	June 30,		June 30,
	2013	2012	2013	2012
		As restated and amended		As restated and amended

Debt securities [1]	$32.7	$31.2	$64.6	$61.0
Policy loans	0.8	0.8	1.5	1.6
Limited partnerships and other investments	0.6	0.9	1.3	1.0
Fair value investments	0.3	(0.1)	0.6	0.2
Total investment income	34.4	32.8	68.0	63.8
Less: Investment expenses	0.3	0.2	0.9	0.6
Net investment income	$34.1	$32.6	$67.1	$63.2
———————

[1]	Includes net investment income on short-term investments.

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
		As restated and amended		As restated and amended

Total other-than-temporary debt impairments	$—	$(3.0)	$(0.3)	$(3.7)
Portion of loss recognized in OCI	(0.2)	2.4	(0.9)	2.1
Net debt impairments recognized in earnings	$(0.2)	$(0.6)	$(1.2)	$(1.6)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	—	—	—
CMBS	(0.1)	—	(0.2)	(0.1)
RMBS	(0.1)	(0.5)	(0.8)	(1.3)
CDO/CLO	—	—	(0.2)	—
Other asset-backed	—	(0.1)	—	(0.2)
Net debt security impairments	(0.2)	(0.6)	(1.2)	(1.6)
Equity security impairments	—	—	—	—
Impairment losses	(0.2)	(0.6)	(1.2)	(1.6)
Debt security transaction gains	0.4	0.3	5.6	0.6
Debt security transaction losses	(0.2)	—	(0.3)	(0.1)
Limited partnerships and other investment gains	—	—	—	—
Limited partnerships and other investment losses	—	(0.1)	—	(0.1)
Net transaction gains	0.2	0.2	5.3	0.4
Derivative instruments	4.8	3.9	(16.1)	(15.5)
Embedded derivatives [1]	5.9	(23.5)	5.3	(0.5)
Related party reinsurance derivatives	—	6.0	—	0.7
Net realized investment gains (losses), excluding impairment losses	$10.9	$(13.4)	$(5.5)	$(14.9)
Net realized investment gains (losses), including impairment losses	$10.7	$(14.0)	$(6.7)	$(16.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity GMWB, GMAB and COMBO riders. See Note 8 to these financial statements for additional disclosures.

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Six Months Ended
Net Unrealized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
		As restated and amended		As restated and amended

Debt securities	$(124.3)	$41.2	$(126.2)	$61.5
Equity securities	—	—	—	—
Other investments	0.1	1.3	0.1	1.0
Net unrealized investment gains (losses)	$(124.2)	$42.5	$(126.1)	$62.5

Net unrealized investment gains (losses)	$(124.2)	$42.5	$(126.1)	$62.5
Applicable to DAC	(39.7)	20.7	(44.0)	31.4
Applicable to other actuarial offsets	(72.4)	13.7	(56.7)	14.4
Applicable to deferred income tax expense (benefit)	(12.1)	6.3	(9.4)	10.0
Offsets to net unrealized investment gains (losses)	(124.2)	40.7	(110.1)	55.8
Net unrealized investment gains (losses) included in OCI	$—	$1.8	$(16.0)	$6.7

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $10.1 million and $2.1 million as of June 30, 2013 and December 31, 2012, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $193.8 million and $182.5 million at June 30, 2013 and December 31, 2012, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2013, we were exposed to the credit concentration risk of two issuers, Goldman Sachs International, and JP Morgan Chase Bank NA, representing exposure greater than 10.0% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of June 30, 2013, we held derivative assets, net of liabilities, with a fair value of $121.9 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these counterparties with a fair value of $36.1 million as of June 30, 2013. Our maximum amount of loss due to credit risk with these issuers was $158.0 million as of June 30, 2013. See Note 9 to these financial statements for additional information regarding derivatives.

8.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three and six months ended June 30, 2013 and 2012, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $1.8 billion and $1.8 billion at June 30, 2013 and December 31, 2012, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

On May 21, 2012, the employee pension plan surrendered its variable annuity contract with PHL Variable. All assets held within the employee pension plan separate account were subsequently transferred to the direct control of the plan’s trustee. This resulted in a decrease in separate account assets and liabilities of $464.2 million during the year ended December 31, 2012.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	June 30,	December 31,
($ in millions)	2013	2012

Debt securities	$330.5	$369.3
Equity funds	1,510.4	1,516.3
Other	48.8	49.7
Total	$1,889.7	$1,935.3

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

Changes in Guaranteed Insurance Benefit Liability Balances:	As of
($ in millions)	June 30, 2013
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2013	$10.8	$20.9
Incurred	1.2	—
Paid	(1.6)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	—	—
Liability balance as of June 30, 2013	$10.4	$20.8

Changes in Guaranteed Insurance Benefit Liability Balances:	Year Ended
($ in millions)	December 31, 2012
	Annuity GMDB	Annuity GMIB

Liability balance as of January 1, 2012	$10.8	$17.0
Incurred	1.0	3.8
Paid	(1.0)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Liability balance as of December 31, 2012	$10.8	$20.9

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

GMDB and GMIB Benefits by Type:
($ in millions)	Account Value	NAR after Reinsurance	Average Attained Age of Annuitant

June 30, 2013
GMDB return of premium	$726.8	$3.2	62
GMDB step up	1,389.2	17.2	63
GMDB earnings enhancement benefit (“EEB”)	36.1	0.1	63
GMDB greater of annual step up and roll up	25.7	6.5	67
Total GMDB at June 30, 2013	2,177.8	$27.0
Less: General account value with GMDB	300.3
Subtotal separate account liabilities with GMDB	1,877.5
Separate account liabilities without GMDB	143.8
Total separate account liabilities	$2,021.3
GMIB [1] at June 30, 2013	$390.9		64

December 31, 2012
GMDB return of premium	$755.9	$5.7	62
GMDB step up	1,412.4	21.7	62
GMDB earnings enhancement benefit (“EEB”)	37.4	0.1	63
GMDB greater of annual step up and roll up	26.7	7.4	67
Total GMDB at December 31, 2012	2,232.4	$34.9
Less: General account value with GMDB	311.3
Subtotal separate account liabilities with GMDB	1,921.1
Separate account liabilities without GMDB	140.7
Total separate account liabilities	$2,061.8
GMIB [1] at December 31, 2012	$403.3		64
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	June 30,	December 31,
	2013	2012

Liability balance, beginning of period	$103.6	$5.6
Incurred	32.8	40.1
Paid	(0.2)	—
Change due to net unrealized gains or losses included in AOCI	(46.8)	57.9
Assumption unlocking	—	—
Liability balance, end of period	$89.4	$103.6

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

Changes in Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	June 30,	December 31,
	2013	2012

Liability balance, beginning of period	$115.8	$100.6
Incurred	22.8	22.6
Paid	(5.3)	(9.5)
Change due to net unrealized gains or losses included in AOCI	(1.7)	2.1
Assumption unlocking	—	—
Liability balance, end of period	$131.6	$115.8

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

Changes in Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	June 30,	December 31,
	2013	2012

Liability balance, beginning of period	$300.4	$203.0
Expenses	32.0	37.1
Change due to net unrealized gains or losses included in AOCI	(6.4)	16.9
Assumption unlocking	—	43.4
Liability balance, end of period	$326.0	$300.4

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider as defined in the 2012 Form
10-K. These features are accounted for as embedded derivatives as described below.

Non-Insurance Guaranteed Product Features:
($ in millions)	Account Value	Average Attained Age of Annuitant

June 30, 2013
GMWB	$545.8	64
GMAB	368.2	58
COMBO	7.2	61
Total at June 30, 2013	$921.2

December 31, 2012
GMWB	$547.4	63
GMAB	379.5	58
COMBO	8.3	61
Total at December 31, 2012	$935.2

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

Variable Annuity Embedded Derivative Liabilities:	June 30,	December 31,
($ in millions)	2013	2012

GMWB	$6.4	$14.3
GMAB	8.0	14.3
COMBO	(0.3)	(0.3)
Total variable annuity embedded derivative liabilities	$14.1	$28.3

There were no benefit payments made for the GMWB and GMAB in the six months ended June 30, 2013 and 2012. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $62.8 million and $51.2 million as of June 30, 2013 and December 31, 2012, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options as described in Note 9 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and six months ended June 30, 2013 are $5.9 million and $5.3 million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and six months ended June 30, 2012 are $(23.5) million and $(0.5) million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of June 30, 2013 and December 31, 2012, $8.5 million and $8.5 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of
($ in millions)			June 30, 2013
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$180.0	$8.7	$6.6
Variance swaps	2015 - 2017	0.9	—	6.2
Swaptions	2024 - 2025	2,779.0	26.7	—
Put options	2015 - 2022	391.0	50.1	—
Call options	2013 - 2018	1,531.7	97.4	64.6
Equity futures	2013	159.9	16.4	—
Total derivative instruments		$5,042.5	$199.3	$77.4
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:			Fair Value as of
($ in millions)	Maturity	Notional Amount	December 31, 2012
			Assets	Liabilities [1]

Interest rate swaps	2016-2027	$180.0	$15.5	$7.7
Variance swaps	2015-2017	0.9	—	4.4
Swaptions	2024	25.0	—	—
Put options	2015-2022	391.0	69.5	—
Call options	2013-2017	1,328.4	50.6	33.6
Equity futures	2013	182.9	13.8	—
Total derivative instruments		$2,108.2	$149.4	$45.7
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended		Six Months Ended
Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
		As restated and amended		As restated and amended
Derivative instruments by type
Interest rate swaps	$(5.2)	$1.5	$(6.0)	$0.7
Variance swaps	0.3	0.9	(1.8)	(4.7)
Swaptions	15.4	—	13.6	(0.2)
Put options	(3.8)	6.2	(20.6)	(1.8)
Call options	2.7	(9.9)	19.7	0.1
Equity futures	(4.6)	5.2	(21.0)	(9.6)
Embedded derivatives	5.9	(23.5)	5.3	(0.5)
Related party reinsurance derivatives	—	6.0	—	0.7
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$10.7	$(13.6)	$(10.8)	$(15.3)

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

	June 30, 2013
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$199.3	$—	$199.3	$(77.4)	$—	$121.9
Total derivative liabilities	$(77.4)	$—	$(77.4)	$77.4	$—	$—

	December 31, 2012
Offsetting of		Gross		Gross amounts not offset
Derivative Assets/Liabilities:	Gross	amounts	Net amounts	in the balance sheet
($ in millions)	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$149.4	$—	$149.4	$(45.7)	$—	$103.7
Total derivative liabilities	$(45.7)	$—	$(45.7)	$45.7	$—	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $8.5 million and $8.5 million as of June 30, 2013 and December 31, 2012, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of June 30, 2013 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, respectively.

	As of
Fair Values of Financial Instruments by Level:	June 30, 2013
($ in millions)	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$13.9	$47.1	[1]	$61.0
State and political subdivision	—	20.6	104.3		124.9
Foreign government	—	42.3	3.3		45.6
Corporate	—	1,099.8	955.9		2,055.7
CMBS	—	217.9	33.5		251.4
RMBS	—	257.3	202.5		459.8
CDO/CLO	—	—	67.6		67.6
Other asset-backed	—	22.3	73.9		96.2
Total available-for-sale debt securities	—	1,674.1	1,488.1		3,162.2
Short-term investments	165.0	—	—		165.0
Derivative assets	16.4	182.9	—		199.3
Related party reinsurance derivative asset	—	—	—		—
Fair value investments		14.4	34.4		48.8
Separate account assets	2,021.3	—	—		2,021.3
Total assets	$2,202.7	$1,871.4	$1,522.5		$5,596.6
Liabilities
Derivative liabilities	$—	$77.4	$—		$77.4
Embedded derivatives	—	—	76.9		76.9
Total liabilities	$—	$77.4	$76.9		$154.3
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the quarter ended June 30, 2013.

	As of
Fair Values of Financial Instruments by Level:	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3		Total
Assets
Available-for-sale debt securities
U.S. government and agency	$—	$14.3	$25.9	[1]	$40.2
State and political subdivision	—	14.8	116.1		130.9
Foreign government	—	43.8	8.0		51.8
Corporate	—	1,096.0	801.5		1,897.5
CMBS	—	234.7	19.3		254.0
RMBS	—	199.9	222.6		422.5
CDO/CLO	—	—	56.8		56.8
Other asset-backed	—	38.5	80.1		118.6
Total available-for-sale debt securities	—	1,642.0	1,330.3		2,972.3
Short-term investments	244.9	—	—		244.9
Derivative assets	13.8	135.6	—		149.4
Related party reinsurance derivative asset	—	—	—		—
Fair value investments	—	15.8	22.7		38.5
Separate account assets	2,061.8	—	—		2,061.8
Total assets	$2,320.5	$1,793.4	$1,353.0		$5,466.9
Liabilities
Derivative liabilities	$—	$45.7	$—		$45.7
Embedded derivatives	—	—	79.5		79.5
Total liabilities	$—	$45.7	$79.5		$125.2
———————

[1]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2012.

The following tables present corporates carried at fair value on a recurring basis by sector.

	As of
Fair Values of Corporates by Level and Sector:	June 30, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$280.4	$380.9	$661.3
Energy	—	118.1	54.4	172.5
Financial services	—	438.9	221.9	660.8
Technical/communications	—	78.2	20.9	99.1
Transportation	—	18.1	58.9	77.0
Utilities	—	77.5	138.0	215.5
Other	—	88.6	80.9	169.5
Total corporates	$—	$1,099.8	$955.9	$2,055.7

	As of
Fair Values of Corporates by Level and Sector:	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$352.9	$389.5	$742.4
Energy	—	79.6	18.8	98.4
Financial services	—	361.9	165.8	527.7
Technical/communications	—	45.4	7.6	53.0
Transportation	—	9.3	29.8	39.1
Utilities	—	116.9	134.2	251.1
Other	—	130.0	55.8	185.8
Total corporates	$—	$1,096.0	$801.5	$1,897.5

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

	Three Months Ended
Level 3 Financial Assets:	June 30, 2013
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$31.4	$18.2	(1.3)	$—	$—	$—	$(1.2)	$47.1
State and political subdivision	98.2	13.8	(0.4)	—	—	—	(7.3)	104.3
Foreign government	9.5	—	—	—	(5.8)	—	(0.4)	3.3
Corporate	903.2	96.0	(3.4)	30.4	(2.1)	—	(68.2)	955.9
CMBS	18.7	15.6	—	—	—	(0.1)	(0.7)	33.5
RMBS	214.3	0.3	(10.5)	—	—	0.1	(1.7)	202.5
CDO/CLO	62.2	11.8	(5.6)	—	—	—	(0.8)	67.6
Other asset-backed	79.9	0.5	(2.4)	—	—	—	(4.1)	73.9
Total available-for-sale debt securities	1,417.4	156.2	(23.6)	30.4	(7.9)	—	(84.4)	1,488.1
Related party reinsurance derivative asset	—	—	—	—	—	—	—	—
Fair value investments	31.4	4.8	(1.0)	—	—	(0.8)	—	34.4
Total assets	$1,448.8	$161.0	(24.6)	$30.4	$(7.9)	$(0.8)	$(84.4)	$1,522.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

	Three Months Ended
Level 3 Financial Assets:	June 30, 2012
($ in millions)	As restated and amended
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$26.7	$2.0	$(1.2)	$—	$—	$—	$0.2	$27.7
State and political subdivision	78.7	—	(0.2)	2.4	—	—	9.2	90.1
Foreign government	6.9	—	—	—	—	—	0.3	7.2
Corporate	577.8	75.5	(6.1)	24.6	(8.1)	—	0.8	664.5
CMBS	20.4	—	—	1.0	(3.7)	—	0.1	17.8
RMBS	255.4	0.4	(10.1)	—	—	(0.6)	2.2	247.3
CDO/CLO	64.9	—	(2.2)	—	—	—	(5.4)	57.3
Other asset-backed	78.7	—	(2.5)	2.9	(8.6)	—	0.6	71.1
Total available-for-sale debt securities	1,109.5	77.9	(22.3)	30.9	(20.4)	(0.6)	8.0	1,183.0
Related party reinsurance derivative asset	(1.8)	—	—	—	—	6.0	—	4.2
Fair value investments	20.4	2.9	(1.7)	—	—	7.3	—	28.9
Total assets	$1,128.1	$80.8	$(24.0)	$30.9	$(20.4)	$12.7	$8.0	$1,216.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

	Six Months Ended
Level 3 Financial Assets:	June 30, 2013
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$25.9	$23.7	$(1.4)	$—	$—	$—	$(1.1)	$47.1
State and political subdivision	116.1	13.8	(0.6)	—	—	—	(25.0)	104.3
Foreign government	8.0	—	—	1.6	(6.1)	—	(0.2)	3.3
Corporate	801.5	184.7	(5.1)	31.9	(10.9)	—	(46.2)	955.9
CMBS	19.3	15.6	—	—	(1.5)	(0.1)	0.2	33.5
RMBS	222.6	0.6	(14.2)	—	—	(0.1)	(6.4)	202.5
CDO/CLO	56.8	22.7	(4.8)	—	—	(0.3)	(6.8)	67.6
Other asset-backed	80.1	0.5	(3.3)	—	—	—	(3.4)	73.9
Total available-for-sale debt securities	1,330.3	261.6	(29.4)	33.5	(18.5)	(0.5)	(88.9)	1,488.1
Related party reinsurance derivative asset	—	—	—	—	—	—	—	—
Fair value investments	22.7	14.6	(1.5)	—	—	(1.4)	—	34.4
Total assets	$1,353.0	$276.2	$(30.9)	$33.5	$(18.5)	$(1.9)	$(88.9)	$1,522.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

	Six Months Ended
Level 3 Financial Assets:	June 30, 2012
($ in millions)	As restated and amended
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$31.7	$2.0	$(3.3)	$—	$—	$—	$(2.7)	$27.7
State and political subdivision	48.7	14.9	(0.4)	15.3	—	—	11.6	90.1
Foreign government	3.1	3.5	—	—	—	—	0.6	7.2
Corporate	513.8	140.4	(6.7)	37.8	(19.1)	—	(1.7)	664.5
CMBS	35.4	—	—	1.0	(18.0)	—	(0.6)	17.8
RMBS	268.0	0.9	(12.0)	—	—	(0.9)	(8.7)	247.3
CDO/CLO	62.5	—	(1.7)	—	—	—	(3.5)	57.3
Other asset-backed	81.2	—	(3.4)	3.4	(1.8)	—	(8.3)	71.1
Total available-for-sale debt securities	1,044.4	161.7	(27.5)	57.5	(38.9)	(0.9)	(13.3)	1,183.0
Related party reinsurance derivative asset	3.5	—	—	—	—	0.7	—	4.2
Fair value investments	27.5	2.9	(2.5)	—	—	1.0	—	28.9
Total assets	$1,075.4	$164.6	$(30.0)	$57.5	$(38.9)	$0.8	$(13.3)	$1,216.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		As restated and amended		As restated and amended

Balance, beginning of period	$81.8	$62.0	$79.5	$82.4
Net purchases/(sales)	1.0	2.0	2.7	4.6
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses [1]	(5.9)	23.5	(5.3)	0.5
Balance, end of period	$76.9	$87.5	$76.9	$87.5
———————

[1]	Realized gains and losses are included in net realized investment gains on the statements of income and comprehensive income.

Significant unobservable inputs used in the fair value measurement of Level 3 assets are yield, prepayment rate, default rate, recovery rate and reinvestment spread. Keeping other inputs unchanged, an increase in yield or default rate or prepayment rate would decrease the fair value of the asset while an increase in prepayment rate, recovery rate, or reinvestment spread would result in an increase to the fair value of the asset. Yields are a function of the underlying U.S. Treasury rates and asset spreads, and changes in default and recovery rates are dependent on overall market conditions.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets:

	As of
Level 3 Assets: [1]	June 30, 2013
($ in millions)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$47.1	Discounted cash flow	Yield	1.37%-4.01% (2.71%)
State and political subdivision	$38.2	Discounted cash flow	Yield	2.55%-4.17% (3.51%)
Corporate	$762.4	Discounted cash flow	Yield	1.26%-6.69% (3.70%)
CDO/CLO	$7.0	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.55% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$2.6	Discounted cash flow	Yield	3.26%
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.7	Discounted cash flow	Default rate	0.45%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

	As of
Level 3 Assets: [1]	December 31, 2012
($ in millions)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$25.9	Discounted cash flow	Yield	1.46%-3.29% (2.57%)
State and political subdivision	$58.0	Discounted cash flow	Yield	1.94%-3.53% (2.94%)
Corporate	$649.6	Discounted cash flow	Yield	1.47%-6.33% (3.01%)
CDO/CLO	$3.4	Discounted cash flow	Prepayment rate	20% (CLOs)
			Default rate	2.5% (CLOs)
			Recovery rate	65% (Loans), 35% (High yield bonds), 45% (Investment grade bonds)
			Reinvestment spread	3 mo LIBOR + 400bps (CLOs)
Other asset-backed	$2.8	Discounted cash flow	Yield	2.61%-9.50% (4.97%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .33% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.24%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities:

	As of
Level 3 Liabilities:	June 30, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$62.8	Budget method	Swap curve	0.24%-3.32%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	0.60%-35.00%
			CSA	3.68%
Embedded derivatives (GMAB / GMWB)	$14.1	Risk neutral stochastic valuation methodology	Volatility surface	10.71%-47.47%
			Swap curve	0.16%-3.61%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00%-60.00%
			CSA	3.68%

	As of
Level 3 Liabilities:	December 31, 2012
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$51.2	Budget method	Swap curve	0.21%-2.50%
(FIA)			Mortality rate	75% of A2000 basic table
			Lapse rate	1.00%-35.00%
			CSA	4.47%
Embedded derivatives (GMAB / GMWB)	$28.3	Risk neutral stochastic valuation methodology	Volatility surface	11.67%-50.83%
			Swap curve	0.36%-3.17%
			Mortality rate	75% of A2000 basic table
			Lapse rate	0.00%-60.00%
			CSA	4.47%

	As of
Level 3 Assets and Liabilities by Pricing Source:	June 30, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$47.1	$—	$47.1
State and political subdivision	38.2	66.1	104.3
Foreign government	—	3.3	3.3
Corporate	762.4	193.5	955.9
CMBS	—	33.5	33.5
RMBS	—	202.5	202.5
CDO/CLO	7.0	60.6	67.6
Other asset-backed	2.6	71.3	73.9
Total available-for-sale debt securities	857.3	630.8	1,488.1
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.7	33.7	34.4
Total assets	$858.0	$664.5	$1,522.5
Liabilities
Embedded derivatives	$76.9	$—	$76.9
Total liabilities	$76.9	$—	$76.9
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

	As of
Level 3 Assets and Liabilities by Pricing Source:	December 31, 2012
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$25.9	$—	$25.9
State and political subdivision	58.0	58.1	116.1
Foreign government	—	8.0	8.0
Corporate	649.6	151.9	801.5
CMBS	—	19.3	19.3
RMBS	—	222.6	222.6
CDO/CLO	3.4	53.4	56.8
Other asset-backed	2.8	77.3	80.1
Total available-for-sale debt securities	739.7	590.6	1,330.3
Related party reinsurance derivative asset	—	—	—
Fair value investments	0.8	21.9	22.7
Total assets	$740.5	$612.5	$1,353.0
Liabilities
Embedded derivatives	$79.5	$—	$79.5
Total liabilities	$79.5	$—	$79.5
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

		As of		As of
Carrying Amounts and Fair Values		June 30, 2013		December 31, 2012
of Financial Instruments:	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)
Financial assets:
Policy loans	Level 3	$62.8	$62.4	$61.0	$60.6
Cash and cash equivalents	Level 1	$123.9	$123.9	$83.1	$83.1

Financial liabilities:
Investment contracts	Level 3	$2,566.5	$2,569.5	$2,349.8	$2,355.4

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

11.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended June 30, 2013 have been computed based on the first six months of 2013 as a discrete period.
The tax benefit of $16.9 million for the three months ended June 30, 2013 is comprised entirely of a $16.9 million current tax benefit. The tax benefit of $18.8 million for the six months ended June 30, 2013 is comprised entirely of an $18.8 million current tax benefit.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $25.5 million as of June 30, 2013. Consistent with the prior period, the deferred tax asset not offset by a valuation allowance relates to gross unrealized losses on available-for-sale debt securities. For the three months ended June 30, 2013, we recognized a net decrease in the valuation allowance of $20.1 million. For the six months ended June 30, 2013, we recognized a net decrease in the valuation allowance of $5.7 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss.

During the first quarter of 2013, the Company generated taxable income sufficient to fully utilize its life group related net operating loss carryforwards; however, due to the limited ability to offset non-life group losses with life group taxable income, significant net operating losses attributable to the non-life group remain. However, as a result of the pre-tax loss in the second quarter of 2013, it is unlikely that a reduction in the existing valuation allowance will occur by the end of 2013.

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

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $24.7 million and $19.2 million for the three months ended June 30, 2013 and 2012, respectively, and $47.2 million and $37.3 million for the six months ended June 30, 2013 and 2012, respectively. Amounts payable to Phoenix Life were $7.9 million and $4.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $1.6 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $3.2 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $16.0 million and $18.9 million for the three months ended June 30, 2013 and 2012, respectively, and $33.2 million and $41.9 million for the six months ended June 30, 2013 and 2012, respectively. Amounts payable to Phoenix Life were $1.2 million and $8.0 million as of June 30, 2013 and December 31, 2012, respectively.

Saybrus, a majority-owned subsidiary of PNX, provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus on our behalf were $2.4 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively, and $4.8 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively. Commission amounts payable to Saybrus were $0.7 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of June 30, 2013 and 2012, respectively. Commission amounts payable to Saybrus Equity were immaterial as of June 30, 2013 and December 31, 2012, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. During 2006, we began including life insurance premiums in this service. In connection with this service, we had a net amount due to Phoenix Life of $2.6 million as of June 30, 2013 and a net amount due from Phoenix Life of $2.4 million as of December 31, 2012. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. During 2006, we began including life insurance premiums in this service. In connection with this service, we had amounts due to Phoenix Life and Annuity of $0.0 million as of June 30, 2013 and immaterial amounts due to Phoenix Life and Annuity as of December 31, 2012. We do not charge any fees for this service.

13.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the period ended June 30 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss)		Net Unrealized Gains / (Losses) on All Other Investments [1]	Total
($ in millions)	Net unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]
As restated and amended [2]
Balance as of December 31, 2011	$(7.4)	$10.0	$2.6
Change in component during the period	2.6	4.1	6.7
Balance as of June 30, 2012	$(4.8)	$14.1	$9.3

Balance as of December 31, 2012	$(1.3)	$12.7	$11.4
Change in component during the period before reclassifications	3.1	(16.4)	(13.3)
Amounts reclassified from AOCI	(0.3)	(2.4)	(2.7)
Balance as of June 30, 2013	$1.5	$(6.1)	$(4.6)
———————

[1]
See Note 7 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

[2]	Except for the change in component during 2013 and the balance as of June 30, 2013 and December 31, 2012.

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income and Comprehensive Income
	Three Months Ended,	Six Months Ended
($ in millions)	June 30, 2013

Net unrealized gains/(losses) on investments where credit-related OTTI was recognized
Available-for-sale securities	$0.3	$0.5	Net realized capital gains (losses)
	0.3	0.5	Total before income taxes
	0.1	0.2	Income tax expense (benefit)
	$0.2	$0.3	Net income (loss)
Net unrealized investment gains/(losses) on all other investments
Available-for-sale securities	$(0.3)	$3.7	Net realized capital gains (losses)
	(0.3)	3.7	Total before income taxes
	(0.1)	1.3	Income tax expense (benefit)
	$(0.2)	$2.4	Net income (loss)
Total amounts reclassified from AOCI	$—	$2.7	Net income (loss)

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form10-K for the year ended December 31, 2013 with the SEC on August 6, 2014. Phoenix filed its Quarterly Report on Form 10-Q for the period ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014.

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

On February 28, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our 2013 Form 10-K with the SEC.

On April 25, 2014, we filed our 2012 Form 10-K with the SEC.

On August 8, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ending June 30, 2014 with the SEC.

Rating Agency Actions

On January 14, 2014 Moody’s Investor Services withdrew the Ba2 financial strength rating of the Company.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of June 30, 2013 as compared with December 31, 2012; our results of operations for the three and six months ended June 30, 2013 and 2012; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the unaudited financial statements and notes contained in this filing as well as in conjunction with our financial statements in our 2012 Form 10-K.

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

For the first six months of 2013, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 88% of those sales were fixed indexed annuities.

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

Recent Trends in Earnings Drivers

•
Net realized investment losses. Net realized investment losses, excluding OTTI, of $5.5 million were recognized for the six months ended June 30, 2013 compared to net realized investment losses of $14.9 million for the six months ended June 30, 2012. The change in the net realized investment gains is primarily attributable to a decrease in realized losses on embedded derivatives associated with variable annuity GMWB and GMAB riders. For the six months ended June 30, 2013 there were gains on the derivatives of $5.3 million due to increase in equity markets during the six months ended June 30, 2013, while there were losses of $0.5 million for the six months ended June 30, 2012 due to declines in the equity markets for the six months ended June 30, 2012.

•
Policy benefits. Policy benefits increased by $26.5 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in policy benefit expenses was primarily due to increases in reserves associated with the fixed indexed annuity guarantees, primarily due to new sales.

•
DAC.Policy acquisition cost amortization decreased $27.7 million for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The decrease in amortization for the three months ended March 31, 2013 is primarily attributable to continued decrease in amortization on the universal life business for which there are limited new deferrals and for which amortization as a portion of the total DAC asset remains consistent.

•
Operating expenses. Operating expenses increased by $9.1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting services primarily as a result of the Restatement.

•	Income taxes. The Company recorded income tax benefit of $18.8 million for the six months ended June 30, 2013 compared with $19.3 million income tax expense for the six months ended June 30, 2012.

Strategy and Outlook

We are focused on the following key strategic pillars, which have defined our strategy since 2009:

•	Balance sheet strength;

•	Policyholder service;

•	Operational efficiency; and

•	Profitable growth.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2013	2012	2013 vs. 2012
		As restated and amended
REVENUES:
Premiums	$5.1	$1.7	$3.4	NM
Insurance and investment product fees	87.2	91.4	(4.2)	(5%)
Net investment income	34.1	32.6	1.5	5%
Net realized investment gains (losses):
Total OTTI losses	—	(3.0)	3.0	(100%)
Portion of OTTI gains (losses) recognized in OCI	(0.2)	2.4	(2.6)	NM
Net OTTI losses recognized in earnings	(0.2)	(0.6)	0.4	(67%)
Net realized investment gains (losses), excluding OTTI losses	10.9	(13.4)	24.3	NM
Net realized investment gains (losses)	10.7	(14.0)	24.7	NM
Total revenues	137.1	111.7	25.4	23%
BENEFITS AND EXPENSES:
Policy benefits	91.4	91.6	(0.2)	—%
Policy acquisition cost amortization	26.6	27.6	(1.0)	(4%)
Other operating expenses	31.4	24.1	7.3	30%
Total benefits and expenses	149.4	143.3	6.1	4%
Loss before income taxes	(12.3)	(31.6)	19.3	(61%)
Income tax expense (benefit)	(16.9)	0.5	(17.4)	NM
Net income (loss)	$4.6	$(32.1)	$36.7	NM
———————
Not meaningful (NM)

Analysis of Results of Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

The Company recorded net income of $4.6 million for the three months ended June 30, 2013 compared with a net loss of $32.1 million for the three months ended June 30, 2012. The increase in income is primarily due to the following items:

•
Net realized investment gains, excluding OTTI, of $10.9 million were recognized for the three months ended June 30, 2013 compared to net realized investment losses, excluding OTTI, of $13.4 million for the three months ended June 30, 2012. The change for the comparable period is primarily attributable to losses of $23.5 million on the embedded derivative associated with the variable annuity GMWB and GMAB riders for the three months ended June 30, 2012 and gains of $5.9 million for the three months ended June 30, 2013. The losses for the three months ended June 30, 2012 were primarily driven by declines in the equity market in the second quarter of 2012, and gains for the three months ended 2013 are driven by increases in the equity markets.

•	The Company recognized a tax benefit of $16.9 million for the three months ended June 30, 2013 compared with a $0.5 million income tax expense for the three months ended June 30, 2012.
Partially offsetting the increase in income were the following items:

•
Operating expenses increased by $7.3 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting services primarily as a result of the Restatement.

Summary Financial Data:	Six Months Ended		Increase (decrease) and
($ in millions)	June 30,		percentage change
	2013	2012	2013 vs. 2012
		As restated and amended
REVENUES:
Premiums	$8.2	$2.4	$5.8	NM
Insurance and investment product fees	177.3	188.2	(10.9)	(6%)
Net investment income	67.1	63.2	3.9	6%
Net realized investment gains (losses):
Total OTTI losses	(0.3)	(3.7)	3.4	(92%)
Portion of OTTI losses recognized in OCI	(0.9)	2.1	(3.0)	NM
Net OTTI losses recognized in earnings	(1.2)	(1.6)	0.4	(25%)
Net realized investment gains (losses), excluding OTTI losses	(5.5)	(14.9)	9.4	(63%)
Net realized investment gains (losses)	(6.7)	(16.5)	9.8	(59%)
Total revenues	245.9	237.3	8.6	4%
BENEFITS AND EXPENSES:
Policy benefits	179.9	153.4	26.5	17%
Policy acquisition cost amortization	40.6	68.3	(27.7)	(41%)
Other operating expenses	60.0	50.9	9.1	18%
Total benefits and expenses	280.5	272.6	7.9	3%
Loss before income taxes	(34.6)	(35.3)	0.7	(2%)
Income tax expense (benefit)	(18.8)	19.3	(38.1)	NM
Net income (loss)	$(15.8)	$(54.6)	$38.8	(71%)
———————
Not meaningful (NM)

Analysis of Results of Operations

Six months ended June 30, 2013 compared with six months ended June 30, 2012

The Company recorded a net loss of $15.8 million for the six months ended June 30, 2013 compared with a net loss of $54.6 million for the six months ended June 30, 2012. The increase in income is primarily due to the following items:

•
Net realized investment losses, excluding OTTI, of $5.5 million were recognized for the six months ended June 30, 2013 compared to net realized investment losses of $14.9 million for the six months ended June 30, 2012. The change in the net realized investment gains is primarily attributable to a decrease in realized losses on embedded derivatives associated with variable annuity GMWB and GMAB riders. For the six months ended June 30, 2013 there were gains on the derivatives of $5.3 million due to increase in equity markets during the six months ended June 30, 2013, while there were losses of $0.5 million for the six months ended June 30, 2012 due to declines in the equity markets for the six months ended June 30, 2012.

•
Policy acquisition cost amortization decreased $27.7 million for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The decrease in amortization for the three months ended March 31, 2013 is primarily attributable to continued decrease in amortization on the universal life business for which there are limited new deferrals and for which amortization as a portion of the total DAC asset remains consistent.

•	The Company recognized a tax benefit of $18.8 million for the six months ended June 30, 2013 compared with a $19.3 million income tax expense for the six months ended June 30, 2012.

Partially offsetting the increase in income were the following items:

•
Policy benefits increased by $26.5 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in policy benefit expenses was primarily due to increases in reserves associated with the fixed indexed annuity guarantees, primarily due to new sales.

•
Operating expenses increased by $9.1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in operating expenses was a result of higher professional fees and outside consulting services primarily as a result of the Restatement.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of June 30, 2013, our available-for-sale debt securities, with a fair value of $3,162.2 million, represented 86.7% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of
($ in millions)		June 30, 2013
		Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost
NAIC	S&P Equivalent
Rating	Designation

1	AAA/AA/A	$1,733.2	54.8%	$1,690.7	54.3%
2	BBB	1,235.2	39.1%	1,218.2	39.1%
	Total investment grade	2,968.4	93.9%	2,908.9	93.4%
3	BB	150.5	4.8%	162.1	5.2%
4	B	25.7	0.8%	26.3	0.8%
5	CCC and lower	8.1	0.2%	9.0	0.3%
6	In or near default	9.5	0.3%	7.9	0.3%
	Total available-for-sale debt securities	$3,162.2	100.0%	$3,114.2	100.0%

Available-for-Sale Debt Securities by Type:	As of
($ in millions)	June 30, 2013
			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$61.0	$58.0	$3.6	$(0.6)	$3.0
State and political subdivision	124.9	122.7	5.5	(3.3)	2.2
Foreign government	45.5	42.4	3.3	(0.2)	3.1
Corporate	2,055.7	2,029.0	77.9	(51.2)	26.7
CMBS	251.4	239.0	13.9	(1.5)	12.4
RMBS	459.8	457.7	10.8	(8.7)	2.1
CDO/CLO	67.7	67.8	2.1	(2.2)	(0.1)
Other asset-backed	96.2	97.6	4.1	(5.5)	(1.4)
Total available-for-sale debt securities	$3,162.2	$3,114.2	$121.2	$(73.2)	$48.0

	As of
Available-for-Sale Debt Securities by Type and Credit Quality:	June 30, 2013
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Cost	Fair Value	Cost

U.S. government and agency	$61.0	$58.0	$—	$—
State and political subdivision	124.9	122.7	—	—
Foreign government	42.3	39.4	3.3	3.1
Corporate	1,954.3	1,919.5	101.4	109.5
CMBS	247.2	234.7	4.2	4.3
RMBS	400.3	398.5	59.5	59.2
CDO/CLO	51.1	51.9	16.5	15.8
Other asset-backed	87.3	84.2	8.9	13.4
Total available-for-sale debt securities	$2,968.4	$2,908.9	$193.8	$205.3

Percentage of total available-for-sale debt securities	93.9%	93.4%	6.1%	6.6%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2013 in our available-for-sale debt securities and short-term investment portfolio are banking (6.4%), electric utilities (5.7%), diversified financial services (4.6%), oil (3.8%) and insurance (3.2%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

	As of
Fair Value of Eurozone Exposure by Country:	June 30, 2013
($ in millions)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities [2]

Spain	$—	$1.1	$7.7	$8.8	0.2%
Ireland	—	—	6.9	6.9	0.2%
Italy	—	—	2.2	2.2	0.1%
Total	—	1.1	16.8	17.9	0.5%

All other Eurozone [1]	—	12.5	85.0	97.5	2.9%
Total	$—	$13.6	$101.8	$115.4	3.4%
———————

[1]	Includes Finland, France, Germany, Luxembourg and Netherlands.

[2]	Inclusive of available-for-sale debt securities and short-term investments.

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

Most of our RMBS portfolio is highly rated. At June 30, 2013, 87.6% of the total residential portfolio was rated investment grade. We hold $74.0 million of RMBS investments backed by prime rated mortgages, $87.8 million backed by Alt-A mortgages and $48.1 million backed by sub-prime mortgages, which combined amount to 5.5% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 80% rated NAIC-1 and 8% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of June 30, 2013 totaled $0.8 million. These impairments consist of $0.1 million from prime, $0.6 million from Alt-A and $0.1 million from sub-prime securities.

Residential Mortgage-Backed Securities:
	As of
($ in millions)	June 30, 2013
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% General	AA/				And	Near
	Cost [1]	Value [1]	Account [2]	A	BBB	BB	B	Below	Default
Collateral
Agency	$270.1	$270.3	7.2%	100.0%	—%	—%	—%	—%	—%
Prime	72.9	74.0	1.9%	51.3%	36.1%	12.6%	—%	—%	—%
Alt-A	87.3	87.8	2.3%	53.5%	7.4%	32.5%	—%	6.6%	—%
Sub-prime	47.8	48.1	1.3%	58.9%	8.2%	22.0%	10.9%	—%	—%
Total	$478.1	$480.2	12.7%	79.9%	7.7%	10.1%	1.1%	1.2%	—%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $20.4 million classified as fair value investments on the balance sheet. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments and cash and cash equivalents.

Prime Mortgage-Backed Securities:
		As of
($ in millions)		June 30, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$37.4	$38.0	1.0%	—%	—%	5.3%	26.6%	39.0%	29.1%
NAIC-2	BBB	26.5	26.7	0.7%	—%	2.8%	8.1%	52.4%	33.8%	2.9%
NAIC-3	BB	9.0	9.3	0.2%	—%	—%	—%	35.6%	62.9%	1.5%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$72.9	$74.0	1.9%	—%	1.0%	5.6%	37.1%	40.1%	16.2%
———————

[1]	Percentages based on market value.

Alt-A Mortgage-Backed Securities:
		As of
($ in millions)		June 30, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$47.5	$46.9	1.2%	4.6%	5.7%	12.1%	21.3%	38.3%	18.0%
NAIC-2	BBB	6.5	6.5	0.2%	—%	—%	—%	—%	53.2%	46.8%
NAIC-3	BB	27.6	28.6	0.8%	—%	—%	—%	11.2%	57.5%	31.3%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	5.7	5.8	0.1%	—%	—%	—%	100.0%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%	—%
Total		$87.3	$87.8	2.3%	2.5%	3.1%	6.5%	21.6%	43.1%	23.2%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

Sub-Prime Mortgage-Backed Securities:
		As of
($ in millions)		June 30, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost	Market Value	% General Account [1]	Post- 2007	2007	2006	2005	2004	2003 and Prior

NAIC-1	AAA/AA/A	$26.9	$28.3	0.8%	—%	10.9%	17.5%	21.6%	10.6%	39.4%
NAIC-2	BBB	4.0	3.9	0.1%	—%	—%	—%	73.0%	—%	27.0%
NAIC-3	BB	11.1	10.6	0.3%	—%	76.5%	—%	1.5%	—%	22.0%
NAIC-4	B	5.6	5.3	0.1%	—%	—%	—%	100.0%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	0.2	—	—%	—%	—%	—%	0.2%	—%	99.8%
Total		$47.8	$48.1	1.3%	—%	23.3%	10.3%	29.9%	6.3%	30.2%
———————

[1]	Percentages based on market value of total investments and cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
		As of
($ in millions)		June 30, 2013
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Market Value [1]	% General Account [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$238.9	$251.7	6.7%	59.9%	8.5%	15.7%	12.0%	3.9%
NAIC-2	BBB	3.4	3.2	0.1%	—%	—%	86.3%	13.7%	—%
NAIC-3	BB	3.5	3.5	0.1%	—%	51.4%	48.6%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	2.3	2.6	—%	—%	—%	—%	—%	100.0%
Total		$248.1	$261.0	6.9%	57.7%	8.9%	16.8%	11.8%	4.8%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $1.9 million and $2.4 million, respectively. CMBS holdings in this exhibit include $7.2 million classified as fair value investments on the balance sheet. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Sources and Types of	Three Months Ended		Six Months Ended
Net Realized Investment Gains (Losses):	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
		As restated and amended		As restated and amended

Total other-than-temporary debt impairment losses	$—	$(3.0)	$(0.3)	$(3.7)
Portion of loss recognized in OCI	(0.2)	2.4	(0.9)	2.1
Net debt impairment losses recognized in earnings	$(0.2)	$(0.6)	$(1.2)	$(1.6)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	—	—	—	—
CMBS	(0.1)	—	(0.2)	(0.1)
RMBS	(0.1)	(0.5)	(0.8)	(1.3)
CDO/CLO	—	—	(0.2)	—
Other asset-backed	—	(0.1)	—	(0.2)
Net debt security impairments	(0.2)	(0.6)	(1.2)	(1.6)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(0.2)	(0.6)	(1.2)	(1.6)
Debt security transaction gains	0.4	0.3	5.6	0.6
Debt security transaction losses	(0.2)	—	(0.3)	(0.1)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	(0.1)	—	(0.1)
Net transaction gains (losses)	0.2	0.2	5.3	0.4
Derivative instruments	4.8	3.9	(16.1)	(15.5)
Embedded derivatives [1]	5.9	(23.5)	5.3	(0.5)
Related party reinsurance derivatives	—	6.0	—	0.7
Net realized investment gains (losses), excluding impairment losses	$10.9	$(13.4)	$(5.5)	$(14.9)
Net realized investment gains (losses), including impairment losses	$10.7	$(14.0)	$(6.7)	$(16.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting and variable annuity GMWB, GMAB and COMBO riders. See Note 8 to our financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2013, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery.

OTTIs recorded on available-for-sale debt securities in the first six months of 2013 were primarily concentrated in structured securities. These impairments were driven primarily by increased collateral default rates. In our judgment, these credit events or other adverse conditions of the collateral have caused, or will most likely lead to, a deficiency in the contractual cash flows related to the investment. Therefore, based upon these credit events, we have determined that OTTIs exist. Total debt impairments recognized through earnings were $0.2 million for the second quarter of 2013 and $0.6 million for the second quarter of 2012 and $1.2 million for the first half of 2013 and $1.6 million for the first half of 2012. There were no limited partnerships and other investment OTTIs for the three and six months ended June 30, 2013 and 2012.

In addition to these credit-related impairments recognized through earnings, we impaired securities to fair value through other comprehensive loss for any impairments related to non-credit related factors. These types of impairments were driven primarily by market or sector credit spread widening or by a lack of liquidity in the securities. The amount of impairments recognized as an adjustment to other comprehensive loss due to these factors was $(0.2) million for the second quarter of 2013 and $2.4 million for the second quarter of 2012 and $(0.9) million for the first half of 2013 and $2.1 million for the first half of 2012.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Debt Securities for	Three Months Ended		Six Months Ended
which a Portion of the OTTI Loss was Recognized in OCI:	June 30,		June 30,
($ in millions)	2013	2012	2013	2012
		As restated and amended		As restated and amended

Balance, beginning of period	$(18.4)	$(22.1)	$(17.8)	$(21.3)
Add: Credit losses on securities not previously impaired [1]	—	—	—	(0.3)
Add: Credit losses on securities previously impaired [1]	(0.1)	(0.5)	(0.7)	(1.0)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	2.6	—	2.6
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(18.5)	$(20.0)	$(18.5)	$(20.0)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	June 30,	Dec 31,
($ in millions)	2013	2012

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	(0.5)	(0.6)
RMBS	(8.5)	(9.0)
CDO/CLO	(3.0)	(3.3)
Other asset-backed	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(13.7)	$(14.6)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

	As of
Duration of Gross Unrealized Losses on Securities:	June 30, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Total fair value	$1,206.9	$971.7	$79.2	$156.0
Total amortized cost	1,280.1	1,009.7	86.0	184.4
Unrealized losses	$(73.2)	$(38.0)	$(6.8)	$(28.4)
Number of securities	361	264	26	71
Investment grade:
Unrealized losses	$(55.3)	$(37.1)	$(6.8)	$(11.4)
Below investment grade:
Unrealized losses	$(17.9)	$(0.9)	$—	$(17.0)

For available-for-sale debt securities with gross unrealized losses, 76% of the unrealized losses after offsets pertain to investment grade securities and 24% of the unrealized losses after offsets pertain to below-investment-grade securities at June 30, 2013.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

	As of
Duration of Gross Unrealized Losses on Securities:	June 30, 2013
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(18.5)	$—	$—	$(18.5)
Number of securities	13	—	—	13
Investment grade:
Unrealized losses over 20% of cost	$(4.6)	$—	$—	$(4.6)
Below investment grade:
Unrealized losses over 20% of cost	$(13.9)	$—	$—	$(13.9)

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

Contractual Obligations and Commercial Commitments

As of June 30, 2013, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our 2012 Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $0.8 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. Employee benefit expense allocated to us for these benefits totaled $1.7 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively. Phoenix Life made no contributions to the pension plans in the first quarter of 2013. However, during the second quarter of 2013 Phoenix Life made a contribution of which $1.0 million was allocated to us. By December 31, 2013, Phoenix Life expects to make additional contributions to the pension plans, of which approximately $2.5 million will be allocated to us. On July 6, 2012, the Surface Transportation Extension Act of 2012, Part II, was enacted into law and is effective immediately. The law includes certain pension funding stabilization provisions, which Phoenix Life took advantage of in 2012.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At June 30, 2013, five major reinsurance companies account for approximately 73% of the reinsurance recoverable.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) decreased from $321.0 million at December 31, 2012 to $276.2 million at June 30, 2013. The principal factors resulting in this decrease were unrealized capital losses of $14.4 million and $31.0 million of lower admitted deferred tax assets.

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

See our 2013 Form 10-K, which was filed out of sequence, for information regarding our enterprise risk management and which is reflective of our exposure to operational or market risk at June 30, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2013 Form 10-K, which was filed out of sequence, for information about our management of market risk. There were no material changes in our market risk exposure at June 30, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. As disclosed in the 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at June 30, 2013. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s financial statements.

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

Changes in Internal Control Over Financial Reporting

During the quarter, management implemented certain remediation initiatives discussed in Part II, Item 9A of the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings as of June 30, 2013, see “Legal Proceedings” in Part I, Item 3 of our 2013 Form 10-K, which was filed out of sequence.

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

As of June 30, 2013, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2013 Form 10-K, which was filed out of sequence.

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