Form 10-Q
period 2014-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2014-10-21
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of October 15, 2014, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Quarterly Report on Form 10-Q with the reduced disclosure format permitted by General Instruction H(1)(a) and (b) of Form 10-Q.

PHL VARIABLE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Unaudited Balance Sheets
($ in millions, except share data)
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $3,503.2 and $3,402.6)	$3,589.1	$3,426.3
Short-term investments	190.9	81.0
Limited partnerships and other investments	10.7	10.5
Policy loans, at unpaid principal balances	67.3	66.1
Derivative instruments	167.6	237.8
Fair value investments	48.2	48.6
Total investments	4,073.8	3,870.3
Cash and cash equivalents	140.9	181.0
Accrued investment income	32.0	27.3
Reinsurance recoverable	472.3	500.6
Deferred policy acquisition costs	446.2	462.3
Deferred income taxes, net	17.9	28.0
Receivable from related parties	5.6	2.6
Other assets	160.3	183.4
Separate account assets	1,979.3	2,052.7
Total assets	$7,328.3	$7,308.2

LIABILITIES:
Policy liabilities and accruals	$1,947.3	$1,899.0
Policyholder deposit funds	2,875.6	2,762.8
Indebtedness due to affiliate	30.0	30.0
Payable to related parties	3.2	14.1
Other liabilities	140.1	177.1
Separate account liabilities	1,979.3	2,052.7
Total liabilities	6,975.5	6,935.7

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	847.2	847.2
Accumulated other comprehensive income (loss)	(14.8)	(11.9)
Accumulated deficit	(482.1)	(465.3)
Total stockholder’s equity	352.8	372.5
Total liabilities and stockholder’s equity	$7,328.3	$7,308.2

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Income and Comprehensive Income
($ in millions)
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
REVENUES:
Premiums	$2.8	$3.1
Insurance and investment product fees	88.8	90.1
Net investment income	40.0	33.0
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(0.3)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	—	(0.7)
Net OTTI losses recognized in earnings	—	(1.0)
Net realized investment gains (losses), excluding OTTI losses	(33.9)	(16.4)
Net realized investment gains (losses)	(33.9)	(17.4)
Total revenues	97.7	108.8

BENEFITS AND EXPENSES:
Policy benefits	76.1	88.5
Policy acquisition cost amortization	16.3	14.0
Other operating expenses	24.0	28.6
Total benefits and expenses	116.4	131.1
Income (loss) before income taxes	(18.7)	(22.3)
Income tax expense (benefit)	(1.9)	(1.9)
Net income (loss)	$(16.8)	$(20.4)

FEES PAID TO RELATED PARTIES (Note 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(16.8)	$(20.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	11.1	(13.3)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	14.0	2.7
Other comprehensive income (loss), net of income taxes	(2.9)	(16.0)
Comprehensive income (loss)	$(19.7)	$(36.4)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Cash Flows
($ in millions)
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(16.8)	$(20.4)
Net realized investment gains / losses	33.9	17.4
Policy acquisition costs deferred	(16.9)	(17.2)
Policy acquisition cost amortization	16.3	14.0
Interest credited	23.8	18.4
Equity in earnings of limited partnerships and other investments	(0.8)	0.8
Change in:
Accrued investment income	(5.9)	(6.8)
Deferred income taxes, net	(3.9)	—
Reinsurance recoverable	28.3	(17.0)
Policy liabilities and accruals	(78.3)	(55.5)
Due to/from affiliate	(13.9)	4.5
Other operating activities, net	16.2	10.0
Cash provided by (used for) operating activities	(18.0)	(51.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(151.4)	(155.0)
Short-term investments	(209.8)	(224.8)
Derivative instruments	(17.7)	(35.1)
Fair value investments	—	(9.8)
Sales, repayments and maturities of:
Available-for-sale debt securities	65.1	73.4
Short-term investments	99.9	244.9
Derivative instruments	30.1	7.7
Fair value investments	0.9	1.7
Contributions to limited partnerships	(0.5)	(0.3)
Distributions from limited partnerships	0.7	—
Policy loans, net	(0.7)	0.2
Other investing activities, net	(1.8)	0.1
Cash provided by (used for) investing activities	(185.2)	(97.0)

FINANCING ACTIVITIES:
Policyholder deposits	230.4	247.2
Policyholder withdrawals	(164.4)	(135.3)
Net transfers to/from separate accounts	97.1	70.0
Cash provided by (used for) financing activities	163.1	181.9
Change in cash and cash equivalents	(40.1)	33.1
Cash and cash equivalents, beginning of period	181.0	83.1
Cash and cash equivalents, end of period	$140.9	$116.2

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(14.5)	$(3.7)
Non-Cash Transactions During the Year
Investment exchanges	$8.9	$19.0

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Changes in Stockholder’s Equity
($ in millions)
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$802.2
Balance, end of period	$847.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(11.9)	$11.4
Other comprehensive income (loss)	(2.9)	(16.0)
Balance, end of period	$(14.8)	$(4.6)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(465.3)	$(521.0)
Net income (loss)	(16.8)	(20.4)
Balance, end of period	$(482.1)	$(541.4)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$372.5	$295.1
Change in stockholder’s equity	(19.7)	(36.4)
Balance, end of period	$352.8	$258.7

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Interim Unaudited Financial Statements
Three Months Ended March 31, 2014 and 2013

1.    Organization and Operations

PHL Variable Insurance Company (“we,” “our,” “us,” “PHL Variable” or the “Company”) is a life insurance company offering variable and fixed annuity and life insurance products. It is a wholly owned subsidiary of PM Holdings, Inc., and PM Holdings, Inc. is a wholly owned subsidiary of Phoenix Life Insurance Company (“Phoenix Life”), which is a wholly owned subsidiary of The Phoenix Companies, Inc. (“Phoenix”), a New York Stock Exchange listed company. Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of our product line through independent distribution organizations.

2.    Basis of Presentation and Significant Accounting Policies

We have prepared these interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities.

Certain prior year amounts have been reclassified to conform to the current year presentation. These interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheets, statements of income and comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2014 are not necessarily indicative of full year results. Results for the quarter ended March 31, 2014 include $1.2 million of income related to out-of-period adjustments. Such amounts are not material to any period presented. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Use of estimates

In preparing these interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets could have a material impact on the interim unaudited financial statements. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Adoption of new accounting standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. This new guidance did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

2. Basis of Presentation and Significant Accounting Policies (continued)

Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements

In June 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities (“ASU 2013-04,” Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This new guidance did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures.

Accounting standards not yet adopted

Our accounting standards not yet adopted are presented in the notes to our financial statements for the year ended December 31, 2013 contained in the 2013 Form 10-K. There have been no changes since the filing of the year end December 31, 2013 financial statements discussed above other than as noted below.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations or financial statement disclosures.

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued guidance allowing (i.e., not requiring) a reporting entity to measure the financial assets and financial liabilities of a consolidated collateralized financing entity, within the scope of the new guidance, based on either the fair value of the financial assets or financial liabilities, whichever is more observable (referred to as a “measurement alternative”). The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities. Early adoption will be permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations or financial statement disclosures.

2. Basis of Presentation and Significant Accounting Policies (continued)

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations or financial statement disclosures.

Significant Accounting Policies

Our significant accounting policies are presented in the notes to our financial statements for the year ended December 31, 2013 contained in the 2013 Form 10-K.

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $472.3 million and $500.6 million as of March 31, 2014 and December 31, 2013, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Direct premiums	$17.5	$19.8
Premiums ceded to non-affiliate reinsurers [1]	(14.7)	(16.7)
Premiums	$2.8	$3.1

Direct policy benefits incurred	$37.9	$55.1
Policy benefits assumed from non-affiliate reinsureds	0.1	—
Policy benefits ceded to:
Affiliate reinsurers	—	—
Non-affiliate reinsurers	(19.3)	(19.6)
Policy benefits ceded to reinsurers	(19.3)	(19.6)
Premiums paid to:
Affiliate reinsurers	6.2	5.3
Non-affiliate reinsurers	13.5	2.9
Premiums paid to reinsurers [2]	19.7	8.2
Policy benefits [3]	$38.4	$43.7
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $37.7 million and $44.8 million, net of reinsurance, for the three months ended March 31, 2014 and 2013, respectively.

3. Reinsurance (continued)

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 72% of the reinsurance recoverable. Phoenix Life comprised approximately 14%, or $66.4 million, of this total reinsurance recoverable.

4.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended March 31, 2014 and 2013 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$462.3	$426.2
Policy acquisition costs deferred	16.9	17.2
Costs amortized to expenses:
Recurring costs	(26.8)	(16.7)
Realized investment gains (losses)	10.5	2.7
Offsets to net unrealized investment gains or losses included in AOCI	(16.7)	4.2
Balance, end of period	$446.2	$433.6

5.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended March 31, 2014 and 2013 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Balance, beginning of period	$75.7	$60.9
Sales inducements deferred	2.1	2.8
Amortization charged to income	(0.7)	(0.7)
Offsets to net unrealized investment gains or losses included in AOCI	(3.2)	1.3
Balance, end of period	$73.9	$64.3

6.    Investing Activities

Debt securities

The following tables present the debt securities available-for-sale by sector held at March 31, 2014 and December 31, 2013, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

6. Investing Activities (continued)

Fair Value and Cost of Securities:	March 31, 2014
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$71.3	$4.1	$(0.3)	$75.1	$—
State and political subdivision	160.0	5.9	(3.4)	162.5	(0.2)
Foreign government	64.8	3.6	(0.1)	68.3	—
Corporate	2,291.7	92.0	(34.8)	2,348.9	(1.5)
Commercial mortgage-backed (“CMBS”)	241.8	16.3	(0.5)	257.6	(0.4)
Residential mortgage-backed (“RMBS”)	500.5	10.8	(8.7)	502.6	(8.6)
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	85.5	1.9	(1.2)	86.2	(2.7)
Other asset-backed	87.6	3.9	(3.6)	87.9	—
Available-for-sale debt securities	$3,503.2	$138.5	$(52.6)	$3,589.1	$(13.4)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

Fair Value and Cost of Securities:	December 31, 2013
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$66.1	$3.3	$(0.8)	$68.6	$—
State and political subdivision	156.2	3.8	(5.4)	154.6	(0.2)
Foreign government	63.1	2.7	(0.3)	65.5	—
Corporate	2,194.9	69.5	(57.1)	2,207.3	(1.5)
CMBS	241.9	13.0	(1.2)	253.7	(0.4)
RMBS	513.7	7.9	(11.8)	509.8	(8.6)
CDO/CLO	70.6	1.7	(1.4)	70.9	(3.0)
Other asset-backed	96.1	3.7	(3.9)	95.9	—
Available-for-sale debt securities	$3,402.6	$105.6	$(81.9)	$3,426.3	$(13.7)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

6. Investing Activities (continued)

Maturities of Debt Securities:	March 31, 2014
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$107.6	$111.1
Due after one year through five years	437.2	465.2
Due after five years through ten years	1,306.5	1,330.7
Due after ten years	736.5	747.8
CMBS/RMBS/ABS/CDO/CLO [1]	915.4	934.3
Total	$3,503.2	$3,589.1
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2014, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Three Months Ended March 31,
	2014	2013
Debt securities, available-for-sale
Proceeds from sales	$5.4	$0.2
Proceeds from maturities/repayments	54.1	57.1
Gross investment gains from sales, prepayments and maturities	2.1	5.2
Gross investment losses from sales and maturities	(0.7)	(0.1)

Aging of Temporarily Impaired	March 31, 2014
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$13.4	$(0.3)	$—	$—	$13.4	$(0.3)
State and political subdivision	47.3	(2.5)	4.1	(0.9)	51.4	(3.4)
Foreign government	12.6	(0.1)	—	—	12.6	(0.1)
Corporate	516.8	(15.3)	192.9	(19.5)	709.7	(34.8)
CMBS	9.5	(0.5)	0.7	—	10.2	(0.5)
RMBS	135.0	(5.4)	37.6	(3.3)	172.6	(8.7)
CDO/CLO	32.1	(0.3)	25.4	(0.9)	57.5	(1.2)
Other asset-backed	—	—	8.2	(3.6)	8.2	(3.6)
Total temporarily impaired securities	$766.7	$(24.4)	$268.9	$(28.2)	$1,035.6	$(52.6)
Below investment grade	$15.4	$(0.6)	$10.4	$(1.4)	$25.8	$(2.0)
Number of securities		206		94		300

6. Investing Activities (continued)

Aging of Temporarily Impaired	December 31, 2013
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$14.5	$(0.8)	$—	$—	$14.5	$(0.8)
State and political subdivision	65.3	(4.4)	4.0	(1.0)	69.3	(5.4)
Foreign government	17.0	(0.3)	—	—	17.0	(0.3)
Corporate	806.5	(38.3)	120.5	(18.8)	927.0	(57.1)
CMBS	39.4	(1.1)	3.0	(0.1)	42.4	(1.2)
RMBS	243.5	(8.5)	40.3	(3.3)	283.8	(11.8)
CDO/CLO	30.5	(0.3)	24.1	(1.1)	54.6	(1.4)
Other asset-backed	7.9	(0.1)	8.0	(3.8)	15.9	(3.9)
Total temporarily impaired securities	$1,224.6	$(53.8)	$199.9	$(28.1)	$1,424.5	$(81.9)
Below investment grade	$33.7	$(1.9)	$12.1	$(1.7)	$45.8	$(3.6)
Number of securities		325		79		404

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $0.9 million at March 31, 2014, of which $0.7 million was depressed by more than 20% of amortized cost for more than 12 months.

As of March 31, 2014, available-for-sale securities in an unrealized loss position for over 12 months consisted of 94 debt securities. These debt securities primarily consist of corporate securities, other asset-backed securities and RMBS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance in the first quarter of 2014 which would not indicate that the additional losses are other-than-temporary.

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

6. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. There were no OTTIs recorded in the first three months of 2014.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2014	2013

Balance, beginning of period	$(18.6)	$(17.8)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	(0.6)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	0.7	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(17.9)	$(18.4)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $8.1 million and $7.9 million as of March 31, 2014 and December 31, 2013, respectively, and direct equity investments of $2.6 million and $2.6 million as of March 31, 2014 and December 31, 2013, respectively.

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

6. Investing Activities (continued)

Sources of Net Investment Income:	Three Months Ended
($ in millions)	March 31,
	2014	2013

Debt securities [1]	$37.8	$31.9
Limited partnerships and other investments	1.2	0.7
Policy loans	0.8	0.7
Fair value investments	0.8	0.3
Total investment income	40.6	33.6
Less: Investment expenses	0.6	0.6
Net investment income	$40.0	$33.0
———————

[1]	Includes net investment income on short-term investments.

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Total other-than-temporary debt impairments	$—	$(0.3)
Portion of gains (losses) recognized in OCI	—	(0.7)
Net debt impairments recognized in earnings	$—	$(1.0)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	—
CMBS	—	(0.1)
RMBS	—	(0.7)
CDO/CLO	—	(0.2)
Other asset-backed	—	—
Net debt security impairments	—	(1.0)
Limited partnerships and other investment impairments	—	—
Impairment losses	—	(1.0)
Debt security transaction gains	2.1	5.2
Debt security transaction losses	(0.7)	(0.1)
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	1.4	5.1
Derivative instruments	(23.6)	(20.9)
Embedded derivatives [1]	(11.7)	(0.6)
Net realized investment gains (losses), excluding impairment losses	$(33.9)	$(16.4)
Net realized investment gains (losses), including impairment losses	$(33.9)	$(17.4)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 7 to these interim unaudited financial statements for additional disclosures.

6. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended
Net Unrealized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Debt securities	$62.2	$(1.9)
Other investments	0.1	—
Net unrealized investment gains (losses)	$62.3	$(1.9)

Net unrealized investment gains (losses)	$62.3	$(1.9)
Applicable to DAC	16.7	(4.2)
Applicable to other actuarial offsets	34.5	15.6
Applicable to deferred income tax expense (benefit)	14.0	2.7
Offsets to net unrealized investment gains (losses)	65.2	14.1
Net unrealized investment gains (losses) included in OCI	$(2.9)	$(16.0)

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated variable interest entities (“VIEs”) (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $15.0 million and $15.6 million as of March 31, 2014 and December 31, 2013, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $163.3 million and $137.7 million at March 31, 2014 and December 31, 2013, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2014, we were not exposed to the credit concentration risk of any issuers representing exposure greater than 10.0% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

6. Investing Activities (continued)

As of March 31, 2014, we held derivative assets, net of liabilities, with a fair value of $83.0 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these issuers with a fair value of $51.9 million as of March 31, 2014. Our maximum amount of loss due to credit risk with these issuers was $134.9 million as of March 31, 2014. See Note 8 to these interim unaudited financial statements for additional information regarding derivatives.

7.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three months ended March 31, 2014 and 2013, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.1 billion and $2.0 billion at March 31, 2014 and December 31, 2013, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	March 31,	December 31,
($ in millions)	2014	2013

Debt securities	$313.4	$322.1
Equity funds	1,476.4	1,538.7
Other	45.7	47.4
Total	$1,835.5	$1,908.2

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

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$17.0	$9.5	$10.8	$20.9
Incurred	(0.1)	(0.7)	0.4	1.2
Paid	(0.3)	—	(0.7)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)	0.1	(0.1)
Assumption unlocking	—	—	—	—
Balance, end of period	$16.6	$8.7	$10.6	$22.0

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in the 2013 Form 10-K:

GMDB and GMIB Benefits by Type:	March 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$704.2	$1.7	$1.7	63
GMDB step up	1,353.0	65.7	6.9	64
GMDB earnings enhancement benefit (“EEB”)	35.5	—	—	64
GMDB greater of annual step up and roll up	26.2	4.8	4.8	68
Total GMDB at March 31, 2014	2,118.9	$72.2	$13.4
Less: General account value with GMDB	289.8
Subtotal separate account liabilities with GMDB	1,829.1
Separate account liabilities without GMDB	150.2
Total separate account liabilities	$1,979.3
GMIB [1] at March 31, 2014	$367.0			65

GMDB and GMIB Benefits by Type:	December 31, 2013
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$728.8	$1.8	$1.8	63
GMDB step up	1,401.0	66.7	7.0	63
GMDB earnings enhancement benefit (“EEB”)	35.9	0.1	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	4.8	68
Total GMDB at December 31, 2013	2,192.4	$73.4	$13.7
Less: General account value with GMDB	294.7
Subtotal separate account liabilities with GMDB	1,897.7
Separate account liabilities without GMDB	155.0
Total separate account liabilities	$2,052.7
GMIB [1] at December 31, 2013	$385.7			64
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

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Fixed indexed annuity guaranteed benefits

Many of our fixed indexed annuities contain guaranteed benefits. We establish policy benefit liabilities for minimum death and minimum withdrawal benefit guarantees relating to these policies as follows:

•
Liabilities associated with the guaranteed minimum withdrawal benefit (“GMWB”) and Chronic Care guarantees are determined by estimating the value of the withdrawal benefits expected to be paid after the projected account value depletes and recognizing the value ratably over the accumulation period based on total expected assessments. Liabilities associated with the GMWB for the fixed indexed annuities differ from those contained on variable annuities in that the GMWB feature and the underlying contract, exclusive of the equity index crediting option, are fixed income instruments.

•
Liabilities associated with the GMDB are determined by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the expected life of the contract based on total expected assessments.

The assumptions used for calculating GMWB, GMDB and Chronic Care guarantees are generally consistent with those used for amortizing DAC. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised. The GMWB, GMDB and Chronic Care guarantees on fixed indexed annuities are recorded in policy liabilities and accruals on our balance sheets.

Changes in Fixed Indexed Annuity Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$90.0	$103.6
Incurred	5.0	12.6
Paid	(0.1)	(0.1)
Change due to net unrealized gains or losses included in AOCI	19.8	1.4
Assumption unlocking	—	—
Balance, end of period	$114.7	$117.5

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Universal life

Liabilities for universal life contracts in excess of the account balance, some of which contain secondary guarantees, are generally determined by estimating the expected value of benefits and expenses when claims are triggered and recognizing those benefits and expenses over the accumulation period based on total expected assessments. The assumptions used in estimating these liabilities are generally consistent with those used for amortizing DAC.

Changes in Universal Life Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$153.2	$115.8
Incurred	4.0	15.2
Paid	(1.9)	(3.4)
Change due to net unrealized gains or losses included in AOCI	0.8	0.4
Assumption unlocking	—	—
Balance, end of period	$156.1	$128.0

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are generally consistent with those used for amortizing DAC.

Changes in Universal Life Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$273.4	$300.4
Expenses	19.6	13.8
Change due to net unrealized gains or losses included in AOCI	15.4	10.6
Assumption unlocking	—	—
Balance, end of period	$308.4	$324.8

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in the 2013 Form 10-K. These features are accounted for as embedded derivatives as described below.

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	March 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$530.9	64
GMAB	352.8	59
COMBO	7.0	63
Balance, end of period	$890.7

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2013
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$551.1	64
GMAB	370.9	59
COMBO	7.0	63
Balance, end of period	$929.0

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

Variable Annuity Embedded Derivative Liabilities:	March 31, 2014	December 31, 2013
($ in millions)

GMWB	$(3.2)	$(5.1)
GMAB	—	1.4
COMBO	(0.3)	(0.4)
Total variable annuity embedded derivative liabilities	$(3.5)	$(4.1)

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2014 and 2013. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 9 to these interim financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $97.2 million and $78.9 million as of March 31, 2014 and December 31, 2013, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 8 to these interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2014 and 2013 are $(11.7) million and $(0.6) million, respectively.

8.    Derivative Instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact, as well as our fixed indexed annuity (“FIA”) separate account hedge which uses interest rate swaptions to hedge against rising interest rates. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our fixed indexed annuity products.

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2014 and December 31, 2013, $9.8 million and $7.8 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of
($ in millions)			March 31, 2014
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$94.0	$5.6	$3.8
Variance swaps	2015 - 2017	0.9	—	8.5
Swaptions	2024 - 2025	3,277.0	12.5	—
Put options	2015 - 2022	391.0	25.4	—
Call options	2014 - 2019	1,811.4	113.1	72.3
Equity futures	2014	156.4	11.0	—
Total derivative instruments		$5,730.7	$167.6	$84.6
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

8. Derivative Instruments (continued)

Derivative Instruments:			Fair Value as of
($ in millions)	Maturity	Notional Amount	December 31, 2013
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2014 - 2015	3,902.0	30.7	—
Put options	2015 - 2022	391.0	29.5	—
Call options	2014 - 2018	1,701.6	161.2	96.1
Equity futures	2014	159.7	12.5	—
Total derivative instruments		$6,294.2	$237.8	$110.8
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended
Realized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Interest rate swaps	$5.0	$(0.8)
Variance swaps	(0.6)	(2.1)
Swaptions	(18.3)	(1.8)
Put options	(4.0)	(16.8)
Call options	(3.1)	17.0
Equity futures	(2.6)	(16.4)
Embedded derivatives	(11.7)	(0.6)
Total derivative instrument losses recognized in realized investment gains (losses)	$(35.3)	$(21.5)

8. Derivative Instruments (continued)

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

Offsetting of	March 31, 2014
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$167.6	$—	$167.6	$(82.3)	$—	$85.3
Total derivative liabilities	$(84.6)	$—	$(84.6)	$82.3	$2.3	$—

Offsetting of	December 31, 2013
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$237.8	$—	$237.8	$(110.2)	$—	$127.6
Total derivative liabilities	$(110.8)	$—	$(110.8)	$110.2	$0.6	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $7.5 million and $7.2 million as of March 31, 2014 and December 31, 2013, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2014 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013.

Fair Values of Financial Instruments by Level:	March 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.3	$65.8	$75.1
State and political subdivision	—	24.7	137.8	162.5
Foreign government	—	64.9	3.4	68.3
Corporate	—	1,226.6	1,122.3	2,348.9
CMBS	—	251.2	6.4	257.6
RMBS	—	331.7	170.9	502.6
CDO/CLO	—	—	86.2	86.2
Other asset-backed	—	9.0	78.9	87.9
Total available-for-sale debt securities	—	1,917.4	1,671.7	3,589.1
Short-term investments	190.9	—	—	190.9
Derivative assets	11.0	156.6	—	167.6
Fair value investments	—	13.0	35.2	48.2
Separate account assets	1,979.3	—	—	1,979.3
Total assets	$2,181.2	$2,087.0	$1,706.9	$5,975.1
Liabilities
Derivative liabilities	$—	$84.6	$—	$84.6
Embedded derivatives	—	—	93.7	93.7
Total liabilities	$—	$84.6	$93.7	$178.3
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2014.

9. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.8	$58.8	$68.6
State and political subdivision	—	20.8	133.8	154.6
Foreign government	—	62.2	3.3	65.5
Corporate	—	1,105.0	1,102.3	2,207.3
CMBS	—	221.8	31.9	253.7
RMBS	—	333.9	175.9	509.8
CDO/CLO	—	—	70.9	70.9
Other asset-backed	—	13.6	82.3	95.9
Total available-for-sale debt securities	—	1,767.1	1,659.2	3,426.3
Short-term investments	80.0	1.0	—	81.0
Derivative assets	12.5	225.3	—	237.8
Fair value investments	—	13.0	35.6	48.6
Separate account assets	2,052.7	—	—	2,052.7
Total assets	$2,145.2	$2,006.4	$1,694.8	$5,846.4
Liabilities
Derivative liabilities	$—	$110.8	$—	$110.8
Embedded derivatives	—	—	74.8	74.8
Total liabilities	$—	$110.8	$74.8	$185.6
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2013.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	March 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$206.0	$307.2	$513.2
Energy	—	155.3	94.1	249.4
Financial services	—	489.9	248.1	738.0
Capital goods	—	133.2	100.2	233.4
Transportation	—	29.7	95.7	125.4
Utilities	—	92.0	157.5	249.5
Other	—	120.5	119.5	240.0
Total corporates	$—	$1,226.6	$1,122.3	$2,348.9

9. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$288.9	$377.0	$665.9
Energy	—	137.7	95.4	233.1
Financial services	—	440.3	262.2	702.5
Capital goods	—	62.6	57.1	119.7
Transportation	—	25.0	85.1	110.1
Utilities	—	83.6	154.3	237.9
Other	—	66.9	71.2	138.1
Total corporates	$—	$1,105.0	$1,102.3	$2,207.3

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

Level 3 Financial Assets:	Three Months Ended
($ in millions)	March 31, 2014
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$58.8	$7.9	$(2.1)	$—	$—	$—	$1.2	$65.8
State and political subdivision	133.8	1.3	(0.4)	—	—	—	3.1	137.8
Foreign government	3.3	—	—	—	—	—	0.1	3.4
Corporate	1,102.3	81.8	(4.1)	—	(62.9)	—	5.2	1,122.3
CMBS	31.9	—	(0.2)	—	(25.5)	—	0.2	6.4
RMBS	175.9	0.3	(3.7)	—	—	(0.1)	(1.5)	170.9
CDO/CLO	70.9	18.0	(1.4)	—	—	0.2	(1.5)	86.2
Other asset-backed	82.3	—	(0.6)	—	—	—	(2.8)	78.9
Total available-for-sale debt securities	1,659.2	109.3	(12.5)	—	(88.4)	0.1	4.0	1,671.7
Fair value investments	35.6	—	(0.7)	—	—	0.3	—	35.2
Total assets	$1,694.8	$109.3	$(13.2)	$—	$(88.4)	$0.4	$4.0	$1,706.9
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended
($ in millions)	March 31, 2013
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$25.9	$5.5	$(0.1)	$—	$—	$—	$0.1	$31.4
State and political subdivision	116.1	—	(0.2)	—	—	—	(17.7)	98.2
Foreign government	8.0	—	—	1.6	—	—	(0.1)	9.5
Corporate	801.5	84.2	(2.5)	4.9	(8.9)	—	24.0	903.2
CMBS	19.3	—	—	—	(1.5)	—	0.9	18.7
RMBS	222.6	0.3	(7.1)	—	—	(0.2)	(1.3)	214.3
CDO/CLO	56.8	10.9	(1.4)	—	—	(0.3)	(3.8)	62.2
Other asset-backed	80.1	—	(1.4)	—	—	—	1.2	79.9
Total available-for-sale debt securities	1,330.3	100.9	(12.7)	6.5	(10.4)	(0.5)	3.3	1,417.4
Fair value investments	22.7	9.8	(1.3)	—	—	0.2	—	31.4
Total assets	$1,353.0	$110.7	$(14.0)	$6.5	$(10.4)	$(0.3)	$3.3	$1,448.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended
	March 31,
	2014	2013

Balance, beginning of period	$74.8	$79.5
Net purchases/(sales)	7.2	1.7
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	11.7	0.6
Balance, end of period	$93.7	$81.8
———————

[1]	Realized gains and losses are included in net realized investment gains on the statements of income and comprehensive income.

9. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of Level 3 assets are yield, prepayment rate, default rate and recovery rate. Keeping other inputs unchanged, an increase in yield, default rate or prepayment rate would decrease the fair value of the asset while an increase in recovery rate would result in an increase to the fair value of the asset. Yields are a function of the underlying U.S. Treasury rates and asset spreads, and changes in default and recovery rates are dependent on overall market conditions.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of significant categories of internally priced assets.

Level 3 Assets: [1]	March 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$65.8	Discounted cash flow	Yield	0.95% - 6.29% (3.17%)
State and political subdivision	$46.4	Discounted cash flow	Yield	2.36% - 5.33% (3.86%)
Corporate	$948.7	Discounted cash flow	Yield	0.95% - 6.29% (3.63%)
Other asset-backed	$10.4	Discounted cash flow	Yield	1.90% - 3.32% (2.12%)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.26%
			Recovery rate	42%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$58.8	Discounted cash flow	Yield	1.07% - 5.00% (3.18%)
State and political subdivision	$45.4	Discounted cash flow	Yield	2.44% - 5.79% (3.88%)
Corporate	$874.1	Discounted cash flow	Yield	1.06% - 6.75% (3.81%)
Other asset-backed	$11.3	Discounted cash flow	Yield	2.10% - 3.41% (2.30%)
			Prepayment rate	2%
			Default rate	2.53% for 48 mos then .37% thereafter
			Recovery rate	10% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.25%
			Recovery rate	45%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

9. Fair Value of Financial Instruments (continued)

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	March 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$97.2	Budget method	Swap curve	0.17% - 3.40%
(FIA)			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	2.92%
Embedded derivatives (GMAB / GMWB / COMBO)	$(3.5)	Risk neutral stochastic valuation methodology	Volatility surface	9.57% - 46.36%
			Swap curve	0.14% - 3.70%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	2.92%

Level 3 Liabilities:	December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$78.9	Budget method	Swap curve	0.19% - 3.79%
(FIA)			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB / COMBO)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

9. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	March 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$65.8	$—	$65.8
State and political subdivision	46.4	91.4	137.8
Foreign government	—	3.4	3.4
Corporate	948.7	173.6	1,122.3
CMBS	—	6.4	6.4
RMBS	—	170.9	170.9
CDO/CLO	—	86.2	86.2
Other asset-backed	10.4	68.5	78.9
Total available-for-sale debt securities	1,071.3	600.4	1,671.7
Fair value investments	0.8	34.4	35.2
Total assets	$1,072.1	$634.8	$1,706.9
Liabilities
Embedded derivatives	$93.7	$—	$93.7
Total liabilities	$93.7	$—	$93.7
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$58.8	$—	$58.8
State and political subdivision	45.4	88.4	133.8
Foreign government	—	3.3	3.3
Corporate	874.1	228.2	1,102.3
CMBS	—	31.9	31.9
RMBS	—	175.9	175.9
CDO/CLO	—	70.9	70.9
Other asset-backed	11.3	71.0	82.3
Total available-for-sale debt securities	989.6	669.6	1,659.2
Fair value investments	0.8	34.8	35.6
Total assets	$990.4	$704.4	$1,694.8
Liabilities
Embedded derivatives	$74.8	$—	$74.8
Total liabilities	$74.8	$—	$74.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		March 31, 2014		December 31, 2013
of Financial Instruments:	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)
Financial assets:
Policy loans	Level 3	$67.3	$66.9	$66.1	$65.6
Cash and cash equivalents	Level 1	$140.9	$140.9	$181.0	$181.0
Financial liabilities:
Investment contracts	Level 3	$2,875.6	$2,877.0	$2,762.8	$2,763.8
Surplus notes	Level 3	$30.0	$30.0	$30.0	$30.0

10.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2014 have been computed based on the first three months of 2014 as a discrete period.

The tax benefit of $1.9 million for the three months ended March 31, 2014 is comprised of a $2.0 million current tax expense, net of a $3.9 million deferred tax benefit. The deferred tax benefit to continuing operations results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase to the valuation allowance is not required due to the existence of current year income reported elsewhere in the financial statements (e.g., other comprehensive income). Included in the $2.0 million current tax expense is a $4.4 million benefit attributable to the prior year provision to filed return true-up. The $4.1 million deferred tax expense attributable to the true-up has been fully offset by a decrease in the valuation allowance.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $17.9 million as of March 31, 2014. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of tax basis capital losses. This conclusion is consistent with prior periods.

Consistent with the above, for the three months ended March 31, 2014, we recognized a net increase in the valuation allowance of $15.4 million. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax asset decreased $10.1 million in the three months ended March 31, 2014, attributable to available-for-sale debt securities with gross unrealized losses.

The Company is included in Phoenix’s consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

10. Income Taxes (continued)

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

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $19.0 million and $22.5 million for the three months ended March 31, 2014 and 2013, respectively. Amounts payable to Phoenix Life were $6.6 million and $6.3 million as of March 31, 2014 and December 31, 2013, respectively.

Reinsurance agreements

The Company cedes risk associated with certain universal life contracts and the associated riders to Phoenix Life. The reinsurance transaction between the Company and Phoenix Life is structured as a coinsurance agreement.

See Note 3 in Part II, Item 8 “Financial Statements and Supplementary Data,” of the 2013 Form 10-K for additional information on related party transactions.

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $1.6 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $16.1 million and $17.2 million for the three months ended March 31, 2014 and 2013, respectively. Amounts payable to Phoenix Life were $2.9 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively.

Saybrus, a majority-owned subsidiary of Phoenix, provides life insurance and annuity wholesaling services. Commissions paid to Saybrus were $2.6 million and $2.4 million as of March 31, 2014 and 2013, respectively. Commission amounts payable to Saybrus were immaterial as of March 31, 2014 and December 31, 2013, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of March 31, 2014 and 2013, respectively. Commission amounts payable to Saybrus Equity were immaterial as of March 31, 2014 and December 31, 2013, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. In connection with this service, we had a net amount due from Phoenix Life of $10.5 million as of March 31, 2014 and a net amount due to Phoenix Life of $2.6 million as of December 31, 2013. We do not charge any fees for this service.

11. Related Party Transactions (continued)

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. In connection with this service, we had amounts due from Phoenix Life and Annuity of $3.5 million as of March 31, 2014 and due to Phoenix Life and Annuity of $0.5 million as of December 31, 2013. We do not charge any fees for this service.

Indebtedness due to affiliate

PHL Variable issued $30.0 million surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043. Interest is paid annually at a rate of 10.5% and requires the prior approval of the Insurance Commissioner of the State of Connecticut. Payments may be made only out of surplus funds as defined under applicable law and regulations of the State of Connecticut. Upon approval by the Insurance Commissioner, the notes may be redeemed at any time, either in whole or in part, at a redemption price of 100% plus accrued interest to the date set for the redemption. Connecticut Law provides that the notes are not part of the legal liabilities of PHL Variable. For the period ended March 31, 2014, interest expense on the notes was $0.8 million.

12.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended March 31, 2014 and 2013 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss):	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Total
($ in millions)

Balance as of December 31, 2012	$(1.3)	$12.7	$11.4
Change in component during the period before reclassifications	1.3	(14.6)	(13.3)
Amounts reclassified from AOCI	(0.1)	(2.6)	(2.7)
Balance as of March 31, 2013	$(0.1)	$(4.5)	$(4.6)

Balance as of December 31, 2013	$2.0	$(13.9)	$(11.9)
Change in component during the period before reclassifications	1.0	(3.0)	(2.0)
Amounts reclassified from AOCI	(0.6)	(0.3)	(0.9)
Balance as of March 31, 2014	$2.4	$(17.2)	$(14.8)
———————

[1]
See Note 6 to these interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended March 31,
	2014	2013

Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$1.0	$0.2	Net realized capital gains (losses)
	1.0	0.2	Total before income taxes
	0.4	0.1	Income tax expense (benefit)
	$0.6	$0.1	Net income (loss)
Net unrealized investment gains / (losses) on all other investments:
Available-for-sale securities	$0.4	$4.0	Net realized capital gains (losses)
	0.4	4.0	Total before income taxes
	0.1	1.4	Income tax expense (benefit)
	$0.3	$2.6	Net income (loss)
Total amounts reclassified from AOCI	$0.9	$2.7	Net income (loss)

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

SEC Cease-and-Desist Order

Phoenix and PHL Variable are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended Order approved by the SEC in August 2014 (the “Amended Order”). Except as amended by the Amended Order, the March 2014 Order remains in effect. The March 2014 Order, as amended by the Amended Order, directed Phoenix and PHL Variable to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder, imposed civil monetary penalties of $475,000 on each of Phoenix and PHL Variable, which have been paid, and requires Phoenix and PHL Variable to file their respective delayed SEC periodic reports with the SEC in accordance with schedules set forth in the Amended Order. The Amended Order provides that any failure by Phoenix or PHL Variable to comply with these schedules with respect to any Phoenix or PHL Variable periodic report covered by the Amended Order will result in the imposition of the following additional monetary penalties with respect to such filing: $20,000 per filing for the first week in which a filing is delinquent, plus, for each week or partial week thereafter an additional amount equal to the sum of a) $20,000 and b) $5,000 multiplied by the number of complete weeks that the filing has been delinquent before the week in which the late filing is made.

13. Contingent Liabilities (continued)

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014 and filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 17, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014 and filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 12, 2014.

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

13. Contingent Liabilities (continued)

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

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging COI rate adjustments implemented by Phoenix Life in 2010 and 2011, which Phoenix Life maintains were based on policy language permitting such adjustments. By order dated July 12, 2013, two separate classes were certified in the Fleisher Litigation; by subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

Phoenix Life’s subsidiary, PHL Variable, has been named as a defendant in five actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. These five cases, which are not styled as class actions, have been brought against PHL Variable by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”) and (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014 (collectively the “U.S. Bank Conn. Litigations”)).

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation, and discovery in these four actions has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part PHL Variable’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part PHL Variable’s motion for summary judgment. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims.

By letter dated October 1, 2014, the U.S. District Court for the Southern District of New York consolidated the Fleisher Litigation, the Tiger Capital Litigation, and the U.S. Bank N.Y. Litigations for trial, which is expected to begin on March 9, 2015.

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position (OCI Case No. 13- C35362). By order dated October 16, 2014, an administrative law judge granted in part and denied in part the Office of the Commissioner of Insurance’s motion for summary judgment, authorized restitution and directed the Office of the Commissioner of Insurance to prepare a proposed order setting forth appropriate remedies. The ruling relates to seven policies subject to PHL Variable’s 2010 COI rate adjustment, and any order of restitution is not expected to be material.

13. Contingent Liabilities (continued)

Phoenix Life and PHL Variable believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them, including by appeal if necessary. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, Phoenix is providing to the SEC certain information and documentation regarding the restatement of its prior period financial statements and the staff of the SEC has indicated to Phoenix that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

Unclaimed Property Inquiries

In late 2012, Phoenix and the Company and their affiliates received separate notices from Unclaimed Property Clearing House (“UPCH”) and Kelmar Associates, LLC (“Kelmar”) that UPCH and Kelmar had been authorized by the unclaimed property administrators in certain states to conduct unclaimed property audits. The audits began in 2013 and are being conducted on the Phoenix enterprise with a focus on death benefit payments; however, all amounts owed by any aspect of the Phoenix enterprise are also a focus. This includes any payments to vendors, brokers, former employees and shareholders. UPCH represents 32 states and the District of Columbia and Kelmar represents seven states.

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

14. Subsequent Events (continued)

Rating Agency Actions

On May 20, 2014, Standard & Poor’s Ratings Services (“S&P”) placed its ‘B-’, long-term counterparty credit rating on The Phoenix Companies, Inc. and its ‘BB-’ long-term counterparty credit and financial strength ratings on Phoenix Life and the Company on CreditWatch with negative implications.

On August 12, 2014, S&P lowered its financial strength ratings on Phoenix Life and the Company to ‘B+’ from ‘BB-’ and affirmed its ‘B-’ long-term counterparty credit rating on Phoenix. They removed the ratings from CreditWatch and assigned a negative outlook.

On October 1, 2014, A. M. Best affirmed its financial strength ratings of B (Fair) and issuer credit ratings of “bb+” for Phoenix Life and PHL Variable. They also affirmed the issuer credit ratings and senior debt ratings of “b” of Phoenix. The financial strength ratings continue to have a stable outlook and the issuer credit ratings retain a negative outlook.

SEC Cease-and-Desist Order

See Note 13 to these interim unaudited financial statements for additional information regarding the SEC Cease-and-Desist Order, as amended.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatement of our prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the potential failure to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatement of our prior period financial statements may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) our failure to have current financial information available; (iv) the risk of failure to comply with the filing deadlines included in the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014, including that the SEC may seek sanctions against Phoenix and the Company; (v) the risk of Phoenix’s failure to file its delayed SEC filings by March 16, 2015, the extended deadline for providing these delayed SEC filings to the bond trustee, as well as the risk associated with seeking additional consents from bondholders of Phoenix’s outstanding 7.45% Quarterly Interest Bonds Due 2032 regarding these delayed filings; (vi) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatement of our prior period financial statements and the failure by the Company and Phoenix to file SEC reports on a timely basis; (vii) further downgrades or withdrawals of our debt or financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (viii) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (ix) the incurrence of significant restatement-related expenses; (x) diversion of management and other human resources attention from the operation of our business; (xi) the risk that the Company’s and Phoenix Life’s restatements, the delay in our filing of periodic reports with the SEC and errors corrected in subsequent statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and (xiii) risks associated with our failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) limited access to external sources of liquidity and financing; (vii) the effect of guaranteed benefits within our products; (viii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (ix) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (x) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (xi) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiv) our dependence on third parties to maintain critical business and administrative functions; (xv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvi) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xvii) regulatory actions or examinations may harm our business; and (xviii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of March 31, 2014 as compared with December 31, 2013; our results of operations for the three months ended March 31, 2014 and 2013; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the interim unaudited financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2013 in the 2013 Form 10-K.

We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

For the first three months of 2014, 100% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 93% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•
Fees on life and annuity products consist primarily of: (i) cost of insurance (“COI”) charges, which are based on the difference between policy face amounts and the account values (referred to as the net amount at risk or the “NAR”); (ii) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (iii) premium-based fees to cover premium taxes and renewal commissions; and (iv) surrender charges.

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are subject to the same variability and risk, and these factors can vary significantly from period to period.

•
Interest margins consist of net investment income earned on universal life, fixed indexed annuities and other policyholder funds, gains on options purchased to fund index credits less the interest or index credits applied to policyholders on those funds. Interest margins also include investment income on assets supporting the Company’s surplus.

•
Non-deferred operating expenses are expenses related to servicing policies, premium taxes, reinsurance allowances, non-deferrable acquisition expenses and commissions and general overhead, including professional fees and outside consulting and legal services. They also include pension and other benefit costs which involve significant estimates and assumptions.

•
Deferred policy acquisition cost (“DAC”) amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a change in estimated gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience, which can result in material changes in amortization for the period of the unlock.

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

•
Income tax expense/benefit consists of both current and deferred tax provisions. The computation of these amounts is a function of pre-tax income and the application of relevant tax law and generally accepted accounting principles in the United States (“U.S. GAAP”) accounting guidance. In assessing the realizability of our deferred tax assets, we make significant judgments with respect to projections of future taxable income, the identification of prudent and feasible tax planning strategies and the reversal pattern of the Company’s book-to-tax differences that are temporary in nature. We also consider the expiration dates and amounts of carryforwards related to net operating losses, capital losses, foreign tax credits and general business tax credits. We have recorded a valuation allowance against a significant portion of our deferred tax assets based upon our conclusion that there is insufficient objective positive evidence to overcome the significant negative evidence from our cumulative losses in recent years. This assessment could change in the future, resulting in a release of the valuation allowance and a benefit to income.

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheets as an increase in liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheets as an increase in policyholder liabilities. Premiums and deposits for other products are reflected on our balance sheets as an increase in policy liabilities and accruals.

Recent Trends in Earnings Drivers

•
Net investment income. Net investment income increased by $7.0 million for the three months ended March 31, 2014 primarily due to higher asset levels as a result of continued sales of the fixed indexed annuity business.

•
Net realized investment losses. Realized capital losses on investments increased by $16.5 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in realized capital losses is primarily due to an increase in losses on embedded derivatives of $11.1 million during the three months ended March 31, 2014. The losses on the embedded derivatives were primarily attributable to sales of the fixed indexed annuity business and decreasing interest rates during the period.

•
Policy benefits. Policy benefits decreased by $12.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in policy benefit expenses is primarily driven by changes in the guaranteed insurance benefit liabilities and profits followed by losses liability which increased in both periods, but increased by $25.5 million during the three months ended March 31, 2014 and increased by $39.0 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, the realized capital losses on derivative instruments positively impacted the guaranteed benefit liabilities primarily associated with the fixed indexed annuity guaranteed benefit riders.

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

Recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency. The evolution of the financial needs of policyholders, the emergence of a secondary market for life insurance and increased availability and subsequent contraction of premium financing suggest that the reasons for purchasing our products have changed. Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have made, and may in the future make, such adjustments.

Impact of New Accounting Standards

See Note 2 to our interim unaudited financial statements in this Form 10-Q for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our interim unaudited financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. Actual results could differ from these estimates.

A complete description of our critical accounting estimates is set forth in the 2013 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2013 Form 10-K are important to understanding our financial condition and financial statements.

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	March 31,		percentage change
	2014	2013	2014 vs. 2013
REVENUES:
Premiums	$2.8	$3.1	$(0.3)	(10%)
Insurance and investment product fees	88.8	90.1	(1.3)	(1%)
Net investment income	40.0	33.0	7.0	21%
Net realized investment gains (losses):
Total OTTI losses	—	(0.3)	0.3	(100%)
Portion of OTTI gains (losses) recognized in OCI	—	(0.7)	0.7	(100%)
Net OTTI losses recognized in earnings	—	(1.0)	1.0	(100%)
Net realized investment gains (losses), excluding OTTI losses	(33.9)	(16.4)	(17.5)	107%
Net realized investment gains (losses)	(33.9)	(17.4)	(16.5)	95%
Total revenues	97.7	108.8	(11.1)	(10%)
BENEFITS AND EXPENSES:
Policy benefits	76.1	88.5	(12.4)	(14%)
Policy acquisition cost amortization	16.3	14.0	2.3	16%
Other operating expenses	24.0	28.6	(4.6)	(16%)
Total benefits and expenses	116.4	131.1	(14.7)	(11%)
Income (loss) before income taxes	(18.7)	(22.3)	3.6	(16%)
Income tax expense (benefit)	(1.9)	(1.9)	—	—%
Net income (loss)	$(16.8)	$(20.4)	$3.6	(18%)

Analysis of Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net income, compared to the prior year period, increased for the three months ended March 31, 2014 primarily due to the following:

•
Policy benefits decreased by $12.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in policy benefit expenses is primarily driven by changes in the guaranteed insurance benefit liabilities and profits followed by losses liability which increased in both periods, but increased by $25.5 million during the three months ended March 31, 2014 and increased by $39.0 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, the realized capital losses on derivative instruments positively impacted the guaranteed benefit liabilities primarily associated with the fixed indexed annuity guaranteed benefit riders.

•	Net investment income increased by $7.0 million for the three months ended March 31, 2014 primarily due to higher asset levels as a result of continued sales of the fixed indexed annuity business.

Partially offsetting the increase in net income was the following:

•
Realized capital losses on investments increased by $16.5 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in realized capital losses is primarily due to an increase in losses on embedded derivatives of $11.1 million during the three months ended March 31, 2014. The losses on the embedded derivatives were primarily attributable to sales of the fixed indexed annuity business and decreasing interest rates during the period.

The effective tax rates for March 31, 2014 and 2013 were 10.2% and 8.5%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in both periods was an increase in the valuation allowance on the pre-tax loss.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities. As of March 31, 2014, our available-for-sale debt securities, with a fair value of $3,589.1 million, represented 88.1% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		March 31, 2014
($ in millions)		Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost
NAIC	S&P Equivalent
Rating	Designation

1	AAA/AA/A	$2,022.5	56.4%	$1,977.5	56.4%
2	BBB	1,403.3	39.1%	1,369.6	39.1%
	Total investment grade	3,425.8	95.5%	3,347.1	95.5%
3	BB	129.4	3.6%	122.7	3.6%
4	B	25.6	0.7%	25.6	0.7%
5	CCC and lower	2.9	0.1%	3.8	0.1%
6	In or near default	5.4	0.1%	4.0	0.1%
	Total available-for-sale debt securities	$3,589.1	100.0%	$3,503.2	100.0%

Available-for-Sale Debt Securities by Type:	March 31, 2014
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$75.1	$71.3	$4.1	$(0.3)	$3.8
State and political subdivision	162.5	160.0	5.9	(3.4)	2.5
Foreign government	68.3	64.8	3.6	(0.1)	3.5
Corporate	2,348.9	2,291.7	92.0	(34.8)	57.2
CMBS	257.6	241.8	16.3	(0.5)	15.8
RMBS	502.6	500.5	10.8	(8.7)	2.1
CDO/CLO	86.2	85.5	1.9	(1.2)	0.7
Other asset-backed	87.9	87.6	3.9	(3.6)	0.3
Total available-for-sale debt securities	$3,589.1	$3,503.2	$138.5	$(52.6)	$85.9

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2014 in our available-for-sale debt securities and short-term investment portfolio were banking (6.4%), electric utilities (5.6%), diversified financial services (5.0%), oil (4.0%) and real estate investment trusts (3.1%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	March 31, 2014
($ in millions)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities [1]

Spain	$—	$1.0	$8.1	$9.1	0.2%
Ireland	—	—	7.0	7.0	0.2%
Italy	—	—	2.3	2.3	0.1%
Total	—	1.0	17.4	18.4	0.5%
All other Eurozone [2]	2.2	13.1	107.2	122.5	3.2%
Total	$2.2	$14.1	$124.6	$140.9	3.7%
———————

[1]	Inclusive of available-for-sale debt securities and short-term investments.

[2]	Includes Finland, France, Germany, Latvia, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At March 31, 2014, 94.5% of the total residential portfolio was rated investment grade. We hold $57.0 million of RMBS investments backed by prime rated mortgages, $70.7 million backed by Alt-A mortgages and $44.7 million backed by sub-prime mortgages, which combined amount to 4.2% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 70.2% rated NAIC-1 and 13.1% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. There were no RMBS impairments for the three months ended March 31, 2014.

Residential Mortgage-Backed Securities:
($ in millions)	March 31, 2014
				NAIC Rating
				1	2	3	4	5	6
				AAA/					In or
	Amortized	Market	% Invested	AA/				CCC and	Near
	Cost [1]	Value [1]	Assets [2]	A	BBB	BB	B	Below	Default
Collateral
Agency	$352.2	$349.1	8.3%	100.0%	—%	—%	—%	—%	—%
Prime	55.2	57.0	1.4%	68.2%	15.8%	16.0%	—%	—%	—%
Alt-A	68.6	70.7	1.7%	58.8%	17.3%	23.9%	—%	—%	—%
Sub-prime	43.4	44.7	1.1%	90.9%	3.1%	3.8%	2.2%	—%	—%
Total	$519.4	$521.5	12.5%	90.2%	4.3%	5.3%	0.2%	—%	—%
———————

[1]
Individual categories may not agree with the Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $18.9 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments, including cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		March 31, 2014
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Market Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$239.6	$255.2	6.0%	67.8%	4.9%	13.3%	11.1%	2.9%
NAIC-2	BBB	2.5	2.6	0.1%	—%	—%	85.3%	14.7%	—%
NAIC-3	BB	3.4	3.5	0.1%	—%	51.9%	48.1%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	2.3	2.6	0.1%	—%	—%	—%	—%	100.0%
Total		$247.8	$263.9	6.3%	65.5%	5.4%	14.4%	10.9%	3.8%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $2.0 million and $2.3 million, respectively. CMBS holdings in this exhibit include $4.0 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

[2]	Percentages based on market value of total investments, including cash and cash equivalents.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended
Net Realized Investment Gains (Losses):	March 31,
($ in millions)	2014	2013

Total other-than-temporary debt impairments	$—	$(0.3)
Portion of gains (losses) recognized in OCI	—	(0.7)
Net debt impairments recognized in earnings	$—	$(1.0)
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	—
CMBS	—	(0.1)
RMBS	—	(0.7)
CDO/CLO	—	(0.2)
Other asset-backed	—	—
Net debt security impairments	—	(1.0)
Limited partnerships and other investment impairments	—	—
Impairment losses	—	(1.0)
Debt security transaction gains	2.1	5.2
Debt security transaction losses	(0.7)	(0.1)
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	1.4	5.1
Derivative instruments	(23.6)	(20.9)
Embedded derivatives [1]	(11.7)	(0.6)
Net realized investment gains (losses), excluding impairment losses	$(33.9)	$(16.4)
Net realized investment gains (losses), including impairment losses	$(33.9)	$(17.4)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 7 to our interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. There were no OTTIs recorded in the first three months of 2014.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	March 31,
($ in millions)	2014	2013

Balance, beginning of period	$(18.6)	$(17.8)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	(0.6)
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	0.7	—
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(17.9)	$(18.4)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	March 31,	December 31,
($ in millions)	2014	2013

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	(0.4)	(0.4)
RMBS	(8.6)	(8.6)
CDO/CLO	(2.7)	(3.0)
Other asset-backed	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(13.4)	$(13.7)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

	As of
Duration of Gross Unrealized Losses on Securities:	March 31, 2014
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Total fair value	$1,035.6	$172.4	$594.3	$268.9
Total amortized cost	1,088.2	174.5	616.6	297.1
Unrealized losses	$(52.6)	$(2.1)	$(22.3)	$(28.2)
Number of securities	300	58	148	94
Investment grade:
Unrealized losses	$(50.6)	$(2.0)	$(21.8)	$(26.8)
Below investment grade:
Unrealized losses	$(2.0)	$(0.1)	$(0.5)	$(1.4)

For available-for-sale debt securities with gross unrealized losses, 96.2% of the unrealized losses after offsets pertain to investment grade securities and 3.8% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2014.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

	As of
Duration of Gross Unrealized Losses on Securities:	March 31, 2014
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(11.6)	$—	$(0.2)	$(11.4)
Number of securities	9	—	1	8
Investment grade:
Unrealized losses over 20% of cost	$(10.7)	$—	$—	$(10.7)
Below investment grade:
Unrealized losses over 20% of cost	$(0.9)	$—	$(0.2)	$(0.7)

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

The Company issued $30.0 million of surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043 and interest is paid annually at a rate of 10.5%.

We believe that our current and anticipated sources of liquidity are adequate to meet our present and anticipated needs.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their respective financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity.

The financial strength ratings as of October 15, 2014 were as follows:

Financial Strength Ratings of
Rating Agency [1]	Phoenix Life and PHL Variable	Outlook

A.M. Best Company, Inc.	B	Stable
Standard & Poor’s	B+	Negative
———————

[1]
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

Contractual Obligations and Commercial Commitments

As of March 31, 2014, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in the 2013 Form 10-K.

Obligations Related to Pension and Postretirement Employee Benefit Plans

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans. We incur applicable employee benefit expenses through the process of cost allocation by Phoenix.

Employee benefit expense allocated to us for these benefits totaled $0.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Phoenix Life made contributions to the pension plans in the first quarter of 2014, of which $1.0 million was allocated to us. By December 31, 2014, Phoenix Life expects to make additional contributions to the pension plans, of which approximately $2.6 million will be allocated to us.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 72% of the reinsurance recoverable. Phoenix Life comprised approximately 14%, or $66.4 million, of this total reinsurance recoverable.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve) increased from $235.2 million at December 31, 2013 to $250.0 million at March 31, 2014. The principal factor resulting in this increase was net income of $21.3 million, offset by $8.5 million of unrealized investment losses.

Enterprise Risk Management

Our ultimate parent company, Phoenix, has an enterprise-wide risk management program under which PHL Variable operations are covered. We have an enterprise-wide risk management program. Our Chief Risk Officer reports to the Chief Executive Officer and monitors our risk management activities. The Chief Risk Officer provides regular reports to the Board without the presence of other members of management. Our risk management governance consists of several management committees to oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management. In all cases, these committees include one or more of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer.

See the“Enterprise Risk Management” section of Management’s Narrative Analysis and the Results of Operations in Part II, Item 7 of the 2013 Form 10-K. There were no material changes in our exposure to operational or market risk exposure at March 31, 2014 compared with December 31, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2013 Form 10-K. There were no material changes in our market risk exposure at March 31, 2014 compared with December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of March 31, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at March 31, 2014. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s interim unaudited financial statements.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the Company’s interim unaudited financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the interim unaudited financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Remediation Status

As more fully discussed in the 2013 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2013 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the quarter, management implemented certain remediation initiatives discussed in Part II, Item 9A of the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings as of March 31, 2014, see “Legal Proceedings” in Part I, Item 3 of the 2013 Form 10-K which was filed on August 22, 2014.

See “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K and Note 13 to our interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. As of March 31, 2014, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Date: October 21, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)