Form 10-Q
period 2014-09-30
PHL VARIABLE INSURANCE CO /CT/
filed 2014-11-21
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of November 17, 2014, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Quarterly Report on Form 10-Q with the reduced disclosure format permitted by General Instruction H(1)(a) and (b) of Form 10-Q.

PHL VARIABLE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Unaudited Balance Sheets
($ in millions, except share data)
September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $3,950.0 and $3,402.6)	$4,076.2	$3,426.3
Short-term investments	—	81.0
Limited partnerships and other investments	10.9	10.5
Policy loans, at unpaid principal balances	67.5	66.1
Derivative instruments	144.8	237.8
Fair value investments	47.1	48.6
Total investments	4,346.5	3,870.3
Cash and cash equivalents	206.1	181.0
Accrued investment income	34.7	27.3
Reinsurance recoverable	456.6	500.6
Deferred policy acquisition costs	445.0	462.3
Deferred income taxes, net	12.8	28.0
Receivable from related parties	2.0	2.6
Other assets	193.1	183.4
Separate account assets	1,816.3	2,052.7
Total assets	$7,513.1	$7,308.2

LIABILITIES:
Policy liabilities and accruals	$1,988.1	$1,899.0
Policyholder deposit funds	3,164.1	2,762.8
Indebtedness due to affiliate	30.0	30.0
Payable to related parties	11.3	14.1
Other liabilities	120.8	177.1
Separate account liabilities	1,816.3	2,052.7
Total liabilities	7,130.6	6,935.7

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	847.2	847.2
Accumulated other comprehensive income (loss)	8.8	(11.9)
Accumulated deficit	(476.0)	(465.3)
Total stockholder’s equity	382.5	372.5
Total liabilities and stockholder’s equity	$7,513.1	$7,308.2

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Income and Comprehensive Income
($ in millions)
Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES:
Premiums	$3.0	$3.1	$10.5	$11.3
Insurance and investment product fees	88.6	94.0	265.7	271.3
Net investment income	44.1	36.3	126.1	103.4
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.5)	(0.2)	(0.5)	(0.5)
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	—	—	—	(0.9)
Net OTTI losses recognized in earnings	(0.5)	(0.2)	(0.5)	(1.4)
Net realized investment gains (losses), excluding OTTI losses	(2.7)	(2.6)	(38.7)	(8.1)
Net realized investment gains (losses)	(3.2)	(2.8)	(39.2)	(9.5)
Total revenues	132.5	130.6	363.1	376.5

BENEFITS AND EXPENSES:
Policy benefits	96.9	91.8	254.0	271.7
Policy acquisition cost amortization	19.7	22.2	52.4	62.8
Other operating expenses	28.1	29.2	78.9	89.2
Total benefits and expenses	144.7	143.2	385.3	423.7
Income (loss) before income taxes	(12.2)	(12.6)	(22.2)	(47.2)
Income tax expense (benefit)	(15.5)	2.6	(11.5)	(16.2)
Net income (loss)	$3.3	$(15.2)	$(10.7)	$(31.0)

FEES PAID TO RELATED PARTIES (Note 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$3.3	$(15.2)	$(10.7)	$(31.0)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(6.2)	9.9	43.6	(15.5)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	2.5	(0.3)	22.9	(9.7)
Other comprehensive income (loss), net of income taxes	(8.7)	10.2	20.7	(5.8)
Comprehensive income (loss)	$(5.4)	$(5.0)	$10.0	$(36.8)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Cash Flows
($ in millions)
Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(10.7)	$(31.0)
Net realized investment gains / losses	39.2	9.5
Policy acquisition costs deferred	(61.2)	(49.6)
Policy acquisition cost amortization	52.4	62.8
Interest credited	78.2	64.0
Equity in earnings of limited partnerships and other investments	(1.9)	(0.3)
Change in:
Accrued investment income	(14.2)	(8.5)
Deferred income taxes, net	(7.8)	—
Reinsurance recoverable	44.0	(57.7)
Policy liabilities and accruals	(189.2)	(70.7)
Due to/from affiliate	(2.2)	(0.4)
Other operating activities, net	1.7	9.3
Cash provided by (used for) operating activities	(71.7)	(72.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(822.9)	(672.3)
Short-term investments	(624.3)	(224.8)
Derivative instruments	(44.6)	(62.7)
Fair value investments	—	(21.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	284.4	261.2
Short-term investments	705.4	414.8
Derivative instruments	61.8	27.4
Fair value investments	2.5	5.7
Contributions to limited partnerships	(7.2)	(3.5)
Distributions from limited partnerships	1.5	0.4
Policy loans, net	0.3	(2.7)
Other investing activities, net	(4.1)	0.1
Cash provided by (used for) investing activities	(447.2)	(277.5)

FINANCING ACTIVITIES:
Policyholder deposits	759.9	690.7
Policyholder withdrawals	(480.1)	(434.6)
Net transfers to/from separate accounts	264.2	229.0
Cash provided by (used for) financing activities	544.0	485.1
Change in cash and cash equivalents	25.1	135.0
Cash and cash equivalents, beginning of period	181.0	83.1
Cash and cash equivalents, end of period	$206.1	$218.1

Supplemental Disclosure of Cash Flow Information
Income taxes paid (refunded)	$(1.8)	$(25.5)
Non-Cash Transactions During the Year
Investment exchanges	$8.9	$30.5

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Changes in Stockholder’s Equity
($ in millions)
Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$802.2
Balance, end of period	$847.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(11.9)	$11.4
Other comprehensive income (loss)	20.7	(5.8)
Balance, end of period	$8.8	$5.6

ACCUMULATED DEFICIT:
Balance, beginning of period	$(465.3)	$(521.0)
Net income (loss)	(10.7)	(31.0)
Balance, end of period	$(476.0)	$(552.0)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$372.5	$295.1
Change in stockholder’s equity	10.0	(36.8)
Balance, end of period	$382.5	$258.3

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Notes to Interim Unaudited Financial Statements
Three and Nine Months Ended September 30, 2014 and 2013

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheets, statements of income and comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of full year results. For the three months ended September 30, 2014, there were no out-of-period adjustments. For the nine months ended September 30, 2014, there were $1.9 million of out-of-period adjustments. Such amounts are not material to any period presented. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $456.6 million and $500.6 million as of September 30, 2014 and December 31, 2013, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Direct premiums	$15.8	$18.2	$51.4	$60.3
Premiums ceded to non-affiliates [1]	(12.8)	(15.1)	(40.9)	(49.0)
Premiums	$3.0	$3.1	$10.5	$11.3

Direct policy benefits incurred	$50.2	$87.2	$130.0	$184.6
Policy benefits assumed from non-affiliates	—	—	0.1	—
Policy benefits ceded to:
Affiliates	(0.1)	—	(5.1)	(9.0)
Non-affiliates	(17.0)	(50.5)	(57.7)	(84.5)
Policy benefits ceded	(17.1)	(50.5)	(62.8)	(93.5)
Premiums paid to:
Affiliates	5.5	5.5	17.6	16.6
Non-affiliates	18.8	17.1	40.6	27.8
Premiums paid [2]	24.3	22.6	58.2	44.4
Policy benefits [3]	$57.4	$59.3	$125.5	$135.5
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $39.5 million and $32.5 million, net of reinsurance, for the three months ended September 30, 2014 and 2013, respectively, and $128.5 million and $136.2 million, net of reinsurance, for the nine months ended September 30, 2014 and 2013, respectively.

3. Reinsurance (continued)

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 14%, or $65.2 million, of this total reinsurance recoverable.

4.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended September 30, 2014 and 2013 are as follows:

Deferred Policy Acquisition Costs:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$435.6	$463.1	$462.3	$426.2
Policy acquisition costs deferred	24.0	16.0	61.2	49.6
Costs amortized to expenses:
Recurring costs	(19.5)	(21.7)	(61.3)	(59.7)
Assumption unlocking	—	—	—	—
Realized investment gains (losses)	(0.2)	(0.5)	8.9	(3.1)
Offsets to net unrealized investment gains or losses included in AOCI	5.1	1.6	(26.1)	45.5
Balance, end of period	$445.0	$458.5	$445.0	$458.5

5.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended September 30, 2014 and 2013 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$74.5	$72.6	$75.7	$60.9
Sales inducements deferred	5.2	2.7	12.7	8.2
Amortization charged to income	(2.2)	(1.9)	(4.8)	(5.4)
Offsets to net unrealized investment gains or losses included in AOCI	1.2	0.2	(4.9)	9.9
Balance, end of period	$78.7	$73.6	$78.7	$73.6

6.    Investing Activities

Debt securities

The following tables present the debt securities available-for-sale by sector held at September 30, 2014 and December 31, 2013, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	September 30, 2014
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$70.3	$4.8	$—	$75.1	$—
State and political subdivision	191.3	9.6	(2.5)	198.4	(0.2)
Foreign government	64.1	4.4	(0.2)	68.3	—
Corporate	2,613.9	108.3	(24.0)	2,698.2	(1.5)
Commercial mortgage-backed (“CMBS”)	237.3	17.8	(0.2)	254.9	(0.4)
Residential mortgage-backed (“RMBS”)	595.9	14.7	(6.2)	604.4	(8.6)
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	93.3	0.7	(1.1)	92.9	(2.7)
Other asset-backed (“ABS”)	83.9	3.7	(3.6)	84.0	—
Available-for-sale debt securities	$3,950.0	$164.0	$(37.8)	$4,076.2	$(13.4)
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

6. Investing Activities (continued)

Maturities of Debt Securities:	September 30, 2014
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$84.9	$86.9
Due after one year through five years	457.3	480.6
Due after five years through ten years	1,500.7	1,542.3
Due after ten years	896.7	930.2
CMBS/RMBS/ABS/CDO/CLO [1]	1,010.4	1,036.2
Total	$3,950.0	$4,076.2
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of September 30, 2014, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Nine Months Ended September 30,
	2014	2013
Debt securities, available-for-sale
Proceeds from sales	$76.8	$50.4
Proceeds from maturities/repayments	195.6	213.7
Gross investment gains from sales, prepayments and maturities	4.6	8.6
Gross investment losses from sales and maturities	(2.1)	(0.3)

Aging of Temporarily Impaired	September 30, 2014
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$8.7	$—	$8.7	$—
State and political subdivision	7.0	(0.4)	35.0	(2.1)	42.0	(2.5)
Foreign government	6.8	(0.2)	—	—	6.8	(0.2)
Corporate	356.5	(5.2)	379.7	(18.8)	736.2	(24.0)
CMBS	4.4	(0.1)	5.3	(0.1)	9.7	(0.2)
RMBS	72.3	(0.3)	107.8	(5.9)	180.1	(6.2)
CDO/CLO	47.4	(0.5)	26.5	(0.6)	73.9	(1.1)
Other ABS	6.1	—	7.7	(3.6)	13.8	(3.6)
Total temporarily impaired securities	$500.5	$(6.7)	$570.7	$(31.1)	$1,071.2	$(37.8)
Below investment grade	$40.4	$(1.1)	$19.7	$(2.1)	$60.1	$(3.2)
Number of securities		144		159		303

6. Investing Activities (continued)

Aging of Temporarily Impaired	December 31, 2013
Debt Securities:	Less than 12 months		Greater than 12 months		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$14.5	$(0.8)	$—	—	$14.5	$(0.8)
State and political subdivision	65.3	(4.4)	4.0	(1.0)	69.3	(5.4)
Foreign government	17.0	(0.3)	—	—	17.0	(0.3)
Corporate	806.5	(38.3)	120.5	(18.8)	927.0	(57.1)
CMBS	39.4	(1.1)	3.0	(0.1)	42.4	(1.2)
RMBS	243.5	(8.5)	40.3	(3.3)	283.8	(11.8)
CDO/CLO	30.5	(0.3)	24.1	(1.1)	54.6	(1.4)
Other ABS	7.9	(0.1)	8.0	(3.8)	15.9	(3.9)
Total temporarily impaired securities	$1,224.6	$(53.8)	$199.9	$(28.1)	$1,424.5	$(81.9)
Below investment grade	$33.7	$(1.9)	$12.1	$(1.7)	$45.8	$(3.6)
Number of securities		325		79		404

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $0.6 million at September 30, 2014, of which $0.6 million was depressed by more than 20% of amortized cost for more than 12 months.

As of September 30, 2014, available-for-sale securities in an unrealized loss position for over 12 months consisted of 159 debt securities. These debt securities primarily consist of corporate securities and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance in the third quarter of 2014 which did not indicate that the additional losses were other-than-temporary.

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

6. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in the first nine months of 2014 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended		Nine Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Balance, beginning of period	$(17.5)	$(18.5)	$(18.6)	$(17.8)
Add: Credit losses on securities not previously impaired [1]	—	—	—	—
Add: Credit losses on securities previously impaired [1]	—	—	—	(0.7)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	0.3	1.1	0.3
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(17.5)	$(18.2)	$(17.5)	$(18.2)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $8.8 million and $7.9 million as of September 30, 2014 and December 31, 2013, respectively, and direct equity investments of $2.1 million and $2.6 million as of September 30, 2014 and December 31, 2013, respectively.

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

6. Investing Activities (continued)

Sources of Net Investment Income:	Three Months Ended		Nine Months Ended
($ in millions)	September 30,		September 30,
	2014	2013	2014	2013

Debt securities [1]	$42.3	$34.7	$119.9	$99.3
Limited partnerships and other investments	0.8	0.3	3.1	1.6
Policy loans	0.8	0.7	2.4	2.2
Fair value investments	0.5	0.9	1.9	1.5
Total investment income	44.4	36.6	127.3	104.6
Less: Investment expenses	0.3	0.3	1.2	1.2
Net investment income	$44.1	$36.3	$126.1	$103.4
———————

[1]	Includes net investment income on short-term investments.

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Total other-than-temporary debt impairments	$(0.5)	$(0.2)	$(0.5)	$(0.5)
Portion of gains (losses) recognized in OCI	—	—	—	(0.9)
Net debt impairments recognized in earnings	$(0.5)	$(0.2)	$(0.5)	$(1.4)

Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.5)	—	(0.5)	—
CMBS	—	—	—	(0.2)
RMBS	—	(0.2)	—	(1.0)
CDO/CLO	—	—	—	(0.2)
Other ABS	—	—	—	—
Net debt security impairments	(0.5)	(0.2)	(0.5)	(1.4)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(0.5)	(0.2)	(0.5)	(1.4)
Debt security transaction gains	1.7	3.0	4.6	8.6
Debt security transaction losses	(1.0)	—	(2.1)	(0.3)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	0.7	3.0	2.5	8.3
Derivative instruments	2.2	(14.0)	(23.5)	(30.1)
Embedded derivatives [1]	(5.6)	8.4	(17.7)	13.7
Net realized investment gains (losses), excluding impairment losses	(2.7)	(2.6)	(38.7)	(8.1)
Net realized investment gains (losses), including impairment losses	$(3.2)	$(2.8)	$(39.2)	$(9.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 7 to these interim unaudited financial statements for additional disclosures.

6. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in	Three Months Ended		Nine Months Ended
Net Unrealized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Debt securities	$(22.1)	$(3.1)	$102.5	$(129.3)
Other investments	(0.1)	(0.2)	0.1	(0.1)
Net unrealized investment gains (losses)	$(22.2)	$(3.3)	$102.6	$(129.4)

Net unrealized investment gains (losses)	$(22.2)	$(3.3)	$102.6	$(129.4)
Applicable to DAC	(5.1)	(1.6)	26.1	(45.5)
Applicable to other actuarial offsets	(10.9)	(11.6)	32.9	(68.4)
Applicable to deferred income tax expense (benefit)	2.5	(0.3)	22.9	(9.7)
Offsets to net unrealized investment gains (losses)	(13.5)	(13.5)	81.9	(123.6)
Net unrealized investment gains (losses) included in OCI	$(8.7)	$10.2	$20.7	$(5.8)

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated variable interest entities (“VIEs”) (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $14.3 million and $15.6 million as of September 30, 2014 and December 31, 2013, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

6. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $195.2 million and $137.7 million at September 30, 2014 and December 31, 2013, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of September 30, 2014, we were exposed to the credit concentration risk of no issuers representing exposure greater than 10.0% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of September 30, 2014, we held derivative assets, net of liabilities, with a fair value of $74.8 million. Derivative credit exposure was diversified with 11 different counterparties. We also had debt securities of these issuers with a fair value of $74.9 million as of September 30, 2014. Our maximum amount of loss due to credit risk with these issuers was $149.7 million as of September 30, 2014. See Note 8 to these interim unaudited financial statements for additional information regarding derivatives.

7.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three and nine months ended September 30, 2014 and 2013, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.4 billion and $2.0 billion at September 30, 2014 and December 31, 2013, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	September 30,	December 31,
($ in millions)	2014	2013

Debt securities	$296.0	$322.1
Equity funds	1,339.1	1,538.7
Other	38.9	47.4
Total	$1,674.0	$1,908.2

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

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$14.4	$5.5	$17.0	$9.5
Incurred	1.5	0.5	(0.1)	(3.4)
Paid	(1.6)	—	(2.6)	—
Change due to net unrealized gains or losses included in AOCI	—	—	—	(0.1)
Assumption unlocking	—	—	—	—
Balance, end of period	$14.3	$6.0	$14.3	$6.0

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$10.4	$20.8	$10.8	$20.9
Incurred	0.6	(2.2)	1.8	(2.2)
Paid	(0.8)	—	(2.4)	—
Change due to net unrealized gains or losses included in AOCI	—	—	—	(0.1)
Assumption unlocking	—	—	—	—
Balance, end of period	$10.2	$18.6	$10.2	$18.6

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in Note 7 to our financial statements in the 2013 Form 10-K:

GMDB and GMIB Benefits by Type:	September 30, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$646.8	$1.5	$1.5	63
GMDB step up	1,241.7	70.1	12.8	64
GMDB earnings enhancement benefit (“EEB”)	30.9	—	—	64
GMDB greater of annual step up and roll up	24.8	5.0	5.0	68
Total GMDB at September 30, 2014	1,944.2	$76.6	$19.3
Less: General account value with GMDB	276.4
Subtotal separate account liabilities with GMDB	1,667.8
Separate account liabilities without GMDB	148.5
Total separate account liabilities	$1,816.3
GMIB [1] at September 30, 2014	$324.3			65

GMDB and GMIB Benefits by Type:	December 31, 2013
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$728.8	$1.8	$1.8	63
GMDB step up	1,401.0	66.7	7.0	63
GMDB earnings enhancement benefit (“EEB”)	35.9	0.1	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	4.8	68
Total GMDB at December 31, 2013	2,192.4	$73.4	$13.7
Less: General account value with GMDB	294.7
Subtotal separate account liabilities with GMDB	1,897.7
Separate account liabilities without GMDB	155.0
Total separate account liabilities	$2,052.7
GMIB [1] at December 31, 2013	$385.7			64
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

Changes in Fixed Indexed Annuity Guaranteed Liability Balances:	Fixed Indexed Annuity
($ in millions)	GMWB & GMDB
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$141.2	$89.4	$90.0	$103.6
Incurred	10.5	12.1	26.8	44.9
Paid	(0.1)	—	(0.3)	(0.2)
Change due to net unrealized gains or losses included in AOCI	(6.1)	(0.9)	29.0	(47.7)
Assumption unlocking	—	—	—	—
Balance, end of period	$145.5	$100.6	$145.5	$100.6

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

Changes in Universal Life Guaranteed Liability Balances:	Universal Life
($ in millions)	Secondary Guarantees
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$164.1	$131.6	$153.2	$115.8
Incurred	8.1	9.1	20.7	31.9
Paid	(2.1)	(6.5)	(5.3)	(11.8)
Change due to net unrealized gains or losses included in AOCI	(0.2)	(0.1)	1.3	(1.8)
Assumption unlocking	—	—	—	—
Balance, end of period	$169.9	$134.1	$169.9	$134.1

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

Changes in Universal Life Additional Liability Balances:	Universal Life
($ in millions)	Profits Followed by Losses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, beginning of period	$318.2	$326.0	$273.4	$300.4
Expenses	16.6	13.3	54.6	45.3
Change due to net unrealized gains or losses included in AOCI	(4.0)	(10.6)	2.8	(17.0)
Assumption unlocking	—	—	—	—
Balance, end of period	$330.8	$328.7	$330.8	$328.7

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 7 to our financial statements in the 2013 Form 10-K. These features are accounted for as embedded derivatives as described below.

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	September 30, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$491.3	64
GMAB	318.2	59
COMBO	6.9	64
Balance, end of period	$816.4

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2013
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$551.1	64
GMAB	370.9	59
COMBO	7.0	63
Balance, end of period	$929.0

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

Variable Annuity Embedded Derivative Liabilities:	September 30,	December 31,
($ in millions)	2014	2013

GMWB	$1.2	$(5.1)
GMAB	0.5	1.4
COMBO	(0.3)	(0.4)
Total variable annuity embedded derivative liabilities	$1.4	$(4.1)

There were no benefit payments made for the GMWB and GMAB in the nine months ended September 30, 2014 and 2013. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 9 to these interim financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $115.0 million and $78.9 million as of September 30, 2014 and December 31, 2013, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 8 to these interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2014 are $(5.6) million and $(17.7) million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and nine months ended September 30, 2013 are $8.4 million and $13.7 million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of September 30, 2014 and December 31, 2013, $12.0 million and $7.8 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of
($ in millions)			September 30, 2014
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$40.0	$7.6	$2.9
Variance swaps	2015 - 2017	0.9	—	8.7
Swaptions	2024 - 2025	3,277.0	3.4	—
Put options	2015 - 2022	677.5	30.6	—
Call options	2014 - 2019	1,932.0	102.9	58.4
Equity futures	2014	—	0.3	—
Total derivative instruments		$5,927.4	$144.8	$70.0
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

8. Derivative Instruments (continued)

Derivative Instruments:			Fair Value as of
($ in millions)	Maturity	Notional Amount	December 31, 2013
			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2014 - 2015	3,902.0	30.7	—
Put options	2015 - 2022	391.0	29.5	—
Call options	2014 - 2018	1,701.6	161.2	96.1
Equity futures	2014	159.7	12.5	—
Total derivative instruments		$6,294.2	$237.8	$110.8
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in	Three Months Ended		Nine Months Ended
Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Interest rate swaps	$1.2	$(2.9)	$6.0	$(8.9)
Variance swaps	0.2	(1.2)	(0.8)	(3.0)
Swaptions	(1.8)	(4.7)	(27.6)	8.9
Put options	4.8	(8.5)	(3.4)	(29.1)
Call options	2.5	10.9	16.5	30.6
Equity futures	(4.7)	(7.6)	(14.2)	(28.6)
Embedded derivatives	(5.6)	8.4	(17.7)	13.7
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(3.4)	$(5.6)	$(41.2)	$(16.4)

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

Offsetting of	September 30, 2014
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$144.8	$—	$144.8	$(67.2)	$—	$77.6
Total derivative liabilities	$(70.0)	$—	$(70.0)	$67.2	$2.8	$—

Offsetting of	December 31, 2013
Derivative Assets/Liabilities:		Gross		Gross amounts not offset
($ in millions)	Gross	amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in the	Financial	Cash collateral
	recognized [1]	balance sheet	balance sheet	instruments	pledged [2]	Net amount

Total derivative assets	$237.8	$—	$237.8	$(110.2)	$—	$127.6
Total derivative liabilities	$(110.8)	$—	$(110.8)	$110.2	$0.6	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $9.2 million and $7.2 million as of September 30, 2014 and December 31, 2013, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of September 30, 2014 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013.

Fair Values of Financial Instruments by Level:	September 30, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.1	$66.0	$75.1
State and political subdivision	—	37.0	161.4	198.4
Foreign government	—	64.9	3.4	68.3
Corporate	—	1,470.4	1,227.8	2,698.2
CMBS	—	252.2	2.7	254.9
RMBS	—	448.3	156.1	604.4
CDO/CLO	—	—	92.9	92.9
Other ABS	—	12.4	71.6	84.0
Total available-for-sale debt securities	—	2,294.3	1,781.9	4,076.2
Short-term investments	—	—	—	—
Derivative assets	0.3	144.5	—	144.8
Fair value investments	—	12.9	34.2	47.1
Separate account assets	1,816.3	—	—	1,816.3
Total assets	$1,816.6	$2,451.7	$1,816.1	$6,084.4
Liabilities
Derivative liabilities	$—	$70.0	$—	$70.0
Embedded derivatives	—	—	116.4	116.4
Total liabilities	$—	$70.0	$116.4	$186.4
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2014.

9. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.8	$58.8	$68.6
State and political subdivision	—	20.8	133.8	154.6
Foreign government	—	62.2	3.3	65.5
Corporate	—	1,105.0	1,102.3	2,207.3
CMBS	—	221.8	31.9	253.7
RMBS	—	333.9	175.9	509.8
CDO/CLO	—	—	70.9	70.9
Other ABS	—	13.6	82.3	95.9
Total available-for-sale debt securities	—	1,767.1	1,659.2	3,426.3
Short-term investments	80.0	1.0	—	81.0
Derivative assets	12.5	225.3	—	237.8
Fair value investments	—	13.0	35.6	48.6
Separate account assets	2,052.7	—	—	2,052.7
Total assets	$2,145.2	$2,006.4	$1,694.8	$5,846.4
Liabilities
Derivative liabilities	$—	$110.8	$—	$110.8
Embedded derivatives	—	—	74.8	74.8
Total liabilities	$—	$110.8	$74.8	$185.6
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2013.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	September 30, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$225.4	$324.9	$550.3
Energy	—	199.0	99.9	298.9
Financial services	—	605.9	292.1	898.0
Capital goods	—	153.4	109.7	263.1
Transportation	—	32.1	106.6	138.7
Utilities	—	104.5	174.6	279.1
Other	—	150.1	120.0	270.1
Total corporates	$—	$1,470.4	$1,227.8	$2,698.2

9. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$288.9	$377.0	$665.9
Energy	—	137.7	95.4	233.1
Financial services	—	440.3	262.2	702.5
Capital goods	—	62.6	57.1	119.7
Transportation	—	25.0	85.1	110.1
Utilities	—	83.6	154.3	237.9
Other	—	66.9	71.2	138.1
Total corporates	$—	$1,105.0	$1,102.3	$2,207.3

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

Level 3 Financial Assets:	Three Months Ended
($ in millions)	September 30, 2014
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$64.3	$7.7	$(6.1)	$—	$—	$—	$0.1	$66.0
State and political subdivision	144.6	27.0	(10.9)	—	—	—	0.7	161.4
Foreign government	3.5	—	—	—	—	—	(0.1)	3.4
Corporate	1,145.1	130.5	(43.4)	15.2	(3.3)	(0.8)	(15.5)	1,227.8
CMBS	2.9	—	(0.2)	—	—	—	—	2.7
RMBS	161.0	0.3	(6.2)	—	—	0.1	0.9	156.1
CDO/CLO	96.9	—	(1.6)	—	—	—	(2.4)	92.9
Other ABS	74.7	—	(1.0)	—	(1.5)	—	(0.6)	71.6
Total available-for-sale debt securities	1,693.0	165.5	(69.4)	15.2	(4.8)	(0.7)	(16.9)	1,781.9
Fair value investments	34.6	—	(0.6)	—	—	0.2	—	34.2
Total assets	$1,727.6	$165.5	$(70.0)	$15.2	$(4.8)	$(0.5)	$(16.9)	$1,816.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended
($ in millions)	September 30, 2013
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$47.1	$16.4	$(3.1)	$—	$—	$—	$(1.3)	$59.1
State and political subdivision	104.3	21.5	(0.3)	—	—	—	(1.1)	124.4
Foreign government	3.3	—	—	—	—	—	—	3.3
Corporate	955.9	62.8	(5.8)	17.5	(6.3)	—	(8.9)	1,015.2
CMBS	33.5	8.1	(0.3)	—	—	—	(0.1)	41.2
RMBS	202.5	0.3	(8.6)	4.7	—	(0.1)	(8.4)	190.4
CDO/CLO	67.6	8.4	(2.8)	—	—	—	(6.5)	66.7
Other ABS	73.9	12.8	(3.6)	—	—	(0.1)	(1.2)	81.8
Total available-for-sale debt securities	1,488.1	130.3	(24.5)	22.2	(6.3)	(0.2)	(27.5)	1,582.1
Fair value investments	34.4	6.5	(1.3)	—	—	(0.2)	—	39.4
Total assets	$1,522.5	$136.8	$(25.8)	$22.2	$(6.3)	$(0.4)	$(27.5)	$1,621.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Nine Months Ended
($ in millions)	September 30, 2014
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$58.8	$11.9	$(5.3)	$—	$—	$—	$0.6	$66.0
State and political subdivision	133.8	22.6	(1.6)	—	—	—	6.6	161.4
Foreign government	3.3	—	—	—	—	—	0.1	3.4
Corporate	1,102.3	191.9	(10.4)	17.3	(55.9)	(0.5)	(16.9)	1,227.8
CMBS	31.9	—	(0.6)	—	(25.5)	—	(3.1)	2.7
RMBS	175.9	0.9	(12.6)	—	(4.3)	(0.1)	(3.7)	156.1
CDO/CLO	70.9	34.9	(4.0)	—	—	0.2	(9.1)	92.9
Other ABS	82.3	—	(2.7)	—	(1.5)	—	(6.5)	71.6
Total available-for-sale debt securities	1,659.2	262.2	(37.2)	17.3	(87.2)	(0.4)	(32.0)	1,781.9
Fair value investments	35.6	—	(1.9)	—	—	0.5	—	34.2
Total assets	$1,694.8	$262.2	$(39.1)	$17.3	$(87.2)	$0.1	$(32.0)	$1,816.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Nine Months Ended
($ in millions)	September 30, 2013
	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$25.9	$40.0	$(3.3)	$—	$—	$—	$(3.5)	$59.1
State and political subdivision	116.1	35.3	(0.9)	—	—	—	(26.1)	124.4
Foreign government	8.0	—	—	1.6	(6.1)	—	(0.2)	3.3
Corporate	801.5	250.5	(10.8)	40.9	(10.9)	—	(56.0)	1,015.2
CMBS	19.3	23.7	(0.3)	—	(1.5)	(0.1)	0.1	41.2
RMBS	222.6	1.0	(19.4)	5.1	—	(0.3)	(18.6)	190.4
CDO/CLO	56.8	31.1	(5.7)	—	—	(0.3)	(15.2)	66.7
Other ABS	80.1	13.4	(4.7)	—	—	—	(7.0)	81.8
Total available-for-sale debt securities	1,330.3	395.0	(45.1)	47.6	(18.5)	(0.7)	(126.5)	1,582.1
Fair value investments	22.7	21.1	(2.5)	—	—	(1.9)	—	39.4
Total assets	$1,353.0	$416.1	$(47.6)	$47.6	$(18.5)	$(2.6)	$(126.5)	$1,621.5
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance, beginning of period	$103.5	$76.9	$74.8	$79.5
Net purchases/(sales)	7.3	4.1	23.9	6.8
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses [1]	5.6	(8.4)	17.7	(13.7)
Balance, end of period	$116.4	$72.6	$116.4	$72.6
———————

[1]	Realized gains and losses are included in net realized investment gains on the statements of income and comprehensive income.

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

Level 3 Assets: [1]	September 30, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$62.0	Discounted cash flow	Yield	0.89% - 3.95% (3.01%)
State and political subdivision	$50.1	Discounted cash flow	Yield	2.34% - 4.80% (3.66%)
Corporate	$954.9	Discounted cash flow	Yield	0.85% - 6.93% (3.45%)
Other ABS	$10.1	Discounted cash flow	Yield	1.75% - 3.15% (1.97%)
Fair value investments	$1.0	Discounted cash flow	Default rate	0.15%
			Recovery rate	42.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$58.8	Discounted cash flow	Yield	1.07% - 5.00% (3.18%)
State and political subdivision	$45.4	Discounted cash flow	Yield	2.44% - 5.79% (3.88%)
Corporate	$874.1	Discounted cash flow	Yield	1.06% - 6.75% (3.81%)
Other ABS	$11.3	Discounted cash flow	Yield	2.10% - 3.41% (2.30%)
			Prepayment rate	2.00%
			Default rate	2.53% for 48 mos then 0.37% thereafter
			Recovery rate	10.00% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.25%
			Recovery rate	45.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

9. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of variable annuity GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or credit standing adjustment (“CSA”) would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	September 30, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$115.0	Budget method	Swap curve	0.20% - 3.03%
(FIA)			Mortality rate	103.00 % or 97.00% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.45%
Embedded derivatives (GMAB / GMWB / COMBO)	$1.4	Risk neutral stochastic valuation methodology	Volatility surface	9.58% - 52.18%
			Swap curve	0.19% - 3.29%
			Mortality rate	105.00% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.45%

Level 3 Liabilities:	December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives	$78.9	Budget method	Swap curve	0.19% - 3.79%
(FIA)			Mortality rate	103.00% or 97.00% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB / COMBO)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105.00% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

9. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	September 30, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$62.0	$4.0	$66.0
State and political subdivision	50.1	111.3	161.4
Foreign government	—	3.4	3.4
Corporate	954.9	272.9	1,227.8
CMBS	—	2.7	2.7
RMBS	—	156.1	156.1
CDO/CLO	—	92.9	92.9
Other ABS	10.1	61.5	71.6
Total available-for-sale debt securities	1,077.1	704.8	1,781.9
Fair value investments	1.0	33.2	34.2
Total assets	$1,078.1	$738.0	$1,816.1
Liabilities
Embedded derivatives	$116.4	$—	$116.4
Total liabilities	$116.4	$—	$116.4
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

9. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$58.8	$—	$58.8
State and political subdivision	45.4	88.4	133.8
Foreign government	—	3.3	3.3
Corporate	874.1	228.2	1,102.3
CMBS	—	31.9	31.9
RMBS	—	175.9	175.9
CDO/CLO	—	70.9	70.9
Other ABS	11.3	71.0	82.3
Total available-for-sale debt securities	989.6	669.6	1,659.2
Fair value investments	0.8	34.8	35.6
Total assets	$990.4	$704.4	$1,694.8
Liabilities
Embedded derivatives	$74.8	$—	$74.8
Total liabilities	$74.8	$—	$74.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values		September 30, 2014		December 31, 2013
of Financial Instruments:	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)
Financial assets:
Policy loans	Level 3	$67.5	$66.9	$66.1	$65.6
Cash and cash equivalents	Level 1	$206.1	$206.1	$181.0	$181.0

Financial liabilities:
Investment contracts	Level 3	$3,164.1	$3,165.3	$2,762.8	$2,763.8
Surplus notes	Level 3	$30.0	$30.0	$30.0	$30.0

10.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three and nine months ended September 30, 2014 have been computed based on the first nine months of 2014 as a discrete period.

10. Income Taxes (continued)

The tax benefit of $15.5 million for the three months ended September 30, 2014 is comprised of an $11.4 million current tax benefit and a $4.1 million deferred tax benefit. The tax benefit of $11.5 million for the nine months ended September 30, 2014 is comprised of a $3.8 million current tax benefit and a $7.7 million deferred tax benefit. The deferred tax benefit results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase to the valuation allowance is not required due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income). Included in the $3.8 million current tax benefit is a $4.4 million benefit attributable to the prior year provision to filed return true-up. The $4.1 million deferred tax expense attributable to the true-up has been fully offset by a decrease in the valuation allowance.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $12.8 million as of September 30, 2014. Consistent with prior periods, it is considered appropriate to recognize a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of tax basis capital losses. This conclusion is consistent with prior periods.

Consistent with the above, for the three months ended September 30, 2014, we recognized a net decrease in the valuation allowance of $6.3 million. For the nine months ended September 30, 2014, we recognized a net increase in the valuation allowance of $5.2 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net deferred tax assets decreased by $15.2 million for the nine months ended September 30, 2014, which was attributable to available-for-sale debt securities with gross unrealized losses.

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

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $21.1 million and $23.1 million for the three months ended September 30, 2014 and 2013, respectively, and $58.5 million and $70.3 million for the nine months ended September 30, 2014 and 2013, respectively. Amounts payable to Phoenix Life were $4.6 million and $6.3 million as of September 30, 2014 and December 31, 2013, respectively.

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

11. Related Party Transactions (continued)

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $1.7 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $5.0 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $22.5 million and $15.2 million for the three months ended September 30, 2014 and 2013, respectively, and $58.5 million and $48.4 million for the nine months ended September 30, 2014 and 2013, respectively. Amounts payable to Phoenix Life were $1.3 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively.

Saybrus, a majority-owned subsidiary of Phoenix, provides life insurance and annuity wholesaling services. Commissions paid to Saybrus were $3.2 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $8.8 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively. Commission amounts payable to Saybrus were $1.2 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of September 30, 2014 and 2013, respectively. Commission amounts payable to Saybrus Equity were immaterial as of September 30, 2014 and December 31, 2013, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. In connection with this service, we had a net amount due to Phoenix Life of $2.4 million as of September 30, 2014 and a net amount due to Phoenix Life of $2.6 million as of December 31, 2013. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. In connection with this service, we had amounts due from Phoenix Life and Annuity of $0.2 million as of September 30, 2014 and $0.5 million due to Phoenix Life and Annuity as of December 31, 2013. We do not charge any fees for this service.

Indebtedness due to affiliate

PHL Variable issued $30.0 million surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043. Interest is paid annually at a rate of 10.5% and requires the prior approval of the Insurance Commissioner of the State of Connecticut. Payments may be made only out of surplus funds as defined under applicable law and regulations of the State of Connecticut. Upon approval by the Insurance Commissioner, the notes may be redeemed at any time, either in whole or in part, at a redemption price of 100% plus accrued interest to the date set for the redemption. Connecticut Law provides that the notes are not part of the legal liabilities of PHL Variable. The Company incurred interest expense of $0.8 million and $2.4 million related to these notes for the three and nine months ended September 30, 2014, respectively.

12.    Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the periods ended September 30, 2014 and 2013 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss): ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Total

Balance as of June 30, 2014	$2.4	$15.1	$17.5
Change in component during the period before reclassifications	0.8	(9.4)	(8.6)
Amounts reclassified from AOCI	(0.2)	0.1	(0.1)
Balance as of September 30, 2014	$3.0	$5.8	$8.8

Balance as of June 30, 2013	$1.5	$(6.1)	$(4.6)
Change in component during the period before reclassifications	0.5	11.4	11.9
Amounts reclassified from AOCI	(0.1)	(1.6)	(1.7)
Balance as of September 30, 2013	$1.9	$3.7	$5.6

Balance as of December 31, 2013	$2.0	$(13.9)	$(11.9)
Change in component during the period before reclassifications	2.0	20.0	22.0
Amounts reclassified from AOCI	(1.0)	(0.3)	(1.3)
Balance as of September 30, 2014	$3.0	$5.8	$8.8

Balance as of December 31, 2012	$(1.3)	$12.7	$11.4
Change in component during the period before reclassifications	3.6	(5.0)	(1.4)
Amounts reclassified from AOCI	(0.4)	(4.0)	(4.4)
Balance as of September 30, 2013	$1.9	$3.7	$5.6
———————

[1]
See Note 6 to these interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

12. Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI				Affected Line Item in the Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net unrealized gains/(losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$0.3	$0.1	$1.5	$0.6	Net realized capital gains (losses)
	0.3	0.1	1.5	0.6	Total before income taxes
	0.1	—	0.5	0.2	Income tax expense (benefit)
	$0.2	$0.1	$1.0	$0.4	Net income (loss)
Net unrealized investment gains / (losses) on all other investments:
Available-for-sale securities	$(0.1)	$2.5	$0.5	$6.2	Net realized capital gains (losses)
	(0.1)	2.5	0.5	6.2	Total before income taxes
	—	0.9	0.2	2.2	Income tax expense (benefit)
	$(0.1)	$1.6	$0.3	$4.0	Net income (loss)
Total amounts reclassified from AOCI	$0.1	$1.7	$1.3	$4.4	Net income (loss)

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 17, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 12, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 21, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

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

PHL Variable has been named as a defendant in six actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. Five cases have been brought against PHL Variable, while one case has been brought against PHL Variable and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against PHL Variable, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

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

13. Contingent Liabilities (continued)

Complaints to state insurance departments regarding PHL Variable’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing PHL Variable to take remedial action in response to complaints by a single policyholder. PHL Variable disagrees with both states’ positions and, on April 30, 2013, Wisconsin commenced an administrative hearing to obtain a formal ruling on its position (Office of the Commissioner of Insurance Case No. 13- C35362). By order dated October 16, 2014, an administrative law judge granted in part and denied in part the Office of the Commissioner of Insurance’s motion for summary judgment relating to seven policies subject to PHL Variable’s 2010 COI rate adjustment and authorized restitution. The regulatory process is ongoing and the administrative law judge has not entered an order at this time. PHL Variable does not expect any order would be material.

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

Late Filings

On October 21, 2014, we filed our Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC.

On November 7, 2014, we filed our Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC.

14. Subsequent Events (continued)

On November 7, 2014, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that we would be unable to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2014 with the SEC.

Rating Agency Actions

On October 1, 2014, A.M. Best affirmed its financial strength ratings of B (Fair) and issuer credit ratings of “bb+” for Phoenix Life and PHL Variable. They also affirmed the issuer credit ratings and senior debt ratings of “b” of Phoenix. The financial strength ratings continue to have a stable outlook and the issuer credit ratings retain a negative outlook.

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

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of September 30, 2014 as compared with December 31, 2013; our results of operations for the three and nine months ended September 30, 2014 and 2013; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the interim unaudited financial statements and notes contained in this filing as well as in conjunction with our financial statements for the year ended December 31, 2013 in the 2013 Form 10-K.

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

For the first nine months of 2014, 100% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 94% of those sales were fixed indexed annuities.

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

•
Net realized investment gains or losses related to investments and hedging programs include transaction gains and losses, other-than-temporary impairments (“OTTIs”) and changes in the value of certain derivatives and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

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

Recent Trends in Earnings Drivers

•
Net investment income. Net investment income increased $22.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily the result of higher asset levels from continued sales of the fixed indexed annuity business. The average net investment income yield remains relatively consistent for the comparable periods.

•
Net realized investment gains or losses. Net realized investment gains, excluding OTTI, decreased $30.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The drivers are primarily due to realized gains and losses on derivatives, both the product embedded derivatives and derivative investments. The losses on derivative investments were primarily driven by losses on swaptions due to the expiration of positions in the first quarter of 2014, and smaller gains on call options due to less of an increase in the equity markets in 2014 compared with 2013. These decreases were offset by smaller losses on the put options due to less significant increases in equity markets in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In addition, there were losses on the product embedded derivatives. The losses were primarily driven by losses on the fixed indexed annuity embedded derivatives as a result of decreasing interest rates in the current year. There were also losses on the variable annuity embedded derivatives due to the increase in equity market volatility in the third quarter of 2014.

•
Policy benefits. Policy benefits decreased $17.7 million for the nine months ended September 30, 3014 compared to the nine months ended September 30, 2013. The decrease is primarily the result of favorable mortality in the universal life business, as well as a decrease in the accrual on the fixed indexed annuity guaranteed benefit liability. Generally, significant realized losses on the derivatives that are used to hedge the fixed indexed annuity guarantees result in a decrease in the liability accrual.

•
Policy acquisition cost amortization. Policy acquisition cost amortization decreased $10.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is primarily the result of more significant realized losses on derivatives, which generally has the effect of reducing amortization.

•
Income taxes. Income tax expense increased by $4.7 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The current period income tax benefit includes $3.8 million of current tax benefit and a deferred tax benefit of $7.7 million resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to valuation allowance is not required due to the existence of current year income within other comprehensive income.

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

Results of Operations

Summary Financial Data:	Three Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2014	2013	2014 vs. 2013
REVENUES:
Premiums	$3.0	$3.1	$(0.1)	(3%)
Insurance and investment product fees	88.6	94.0	(5.4)	(6%)
Net investment income	44.1	36.3	7.8	21%
Net realized investment gains (losses):
Total OTTI losses	(0.5)	(0.2)	(0.3)	150%
Portion of OTTI gains (losses) recognized in other comprehensive income (“OCI”)	—	—	—	—%
Net OTTI losses recognized in earnings	(0.5)	(0.2)	(0.3)	150%
Net realized investment gains (losses), excluding OTTI losses	(2.7)	(2.6)	(0.1)	4%
Net realized investment gains (losses)	(3.2)	(2.8)	(0.4)	14%
Total revenues	132.5	130.6	1.9	1%

BENEFITS AND EXPENSES:
Policy benefits	96.9	91.8	5.1	6%
Policy acquisition cost amortization	19.7	22.2	(2.5)	(11%)
Other operating expenses	28.1	29.2	(1.1)	(4%)
Total benefits and expenses	144.7	143.2	1.5	1%
Income (loss) before income taxes	(12.2)	(12.6)	0.4	(3%)
Income tax expense (benefit)	(15.5)	2.6	(18.1)	NM
Net income (loss)	$3.3	$(15.2)	$18.5	(122%)

Analysis of Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net income, compared to the prior year period, increased for the three months ended September 30, 2014 primarily due to the following:

•
Net investment income increased $7.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase is primarily the result of higher asset levels from continued sales of the fixed indexed annuity business. The average net investment income yield remains relatively consistent for the comparable periods.

•
Income tax expense decreased by $18.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The current period income tax benefit includes $11.4 million of current tax benefit and a deferred tax benefit of $4.1 million resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to valuation allowance is not required due to the existence of current year income within other comprehensive income.

Summary Financial Data:	Nine Months Ended		Increase (decrease) and
($ in millions)	September 30,		percentage change
	2014	2013	2014 vs. 2013
REVENUES:
Premiums	$10.5	$11.3	$(0.8)	(7%)
Insurance and investment product fees	265.7	271.3	(5.6)	(2%)
Net investment income	126.1	103.4	22.7	22%
Net realized investment gains (losses):
Total OTTI losses	(0.5)	(0.5)	—	—%
Portion of OTTI gains (losses) recognized in OCI	—	(0.9)	0.9	(100%)
Net OTTI losses recognized in earnings	(0.5)	(1.4)	0.9	(64%)
Net realized investment gains (losses), excluding OTTI losses	(38.7)	(8.1)	(30.6)	NM
Net realized investment gains (losses)	(39.2)	(9.5)	(29.7)	NM
Total revenues	363.1	376.5	(13.4)	(4%)

BENEFITS AND EXPENSES:
Policy benefits	254.0	271.7	(17.7)	(7%)
Policy acquisition cost amortization	52.4	62.8	(10.4)	(17%)
Other operating expenses	78.9	89.2	(10.3)	(12%)
Total benefits and expenses	385.3	423.7	(38.4)	(9%)
Income (loss) before income taxes	(22.2)	(47.2)	25.0	(53%)
Income tax expense (benefit)	(11.5)	(16.2)	4.7	(29%)
Net income (loss)	$(10.7)	$(31.0)	$20.3	(65%)

Analysis of Results of Operations

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Net income, compared to the prior year period, increased for the nine months ended September 30, 2014 primarily due to the following:

•
Net investment income increased $22.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily the result of higher asset levels from continued sales of the fixed indexed annuity business. The average net investment income yield remains relatively consistent for the comparable periods.

•
Policy benefits decreased $17.7 million for the nine months ended September 30, 3014 compared to the nine months ended September 30, 2013. The decrease is primarily the result of favorable mortality in the universal life business, as well as a decrease in the accrual on the fixed indexed annuity guaranteed benefit liability. Generally, significant realized losses on the derivatives that are used to hedge the fixed indexed annuity guarantees result in a decrease in the liability accrual.

•
Policy acquisition cost amortization decreased $10.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is primarily the result of more significant realized losses on derivatives, which generally has the effect of reducing amortization.

Partially offsetting the increase in net income were the following items:

•
Net realized investment gains, excluding OTTI, decreased $30.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The drivers are primarily due to realized gains and losses on derivatives, both the product embedded derivatives and derivative investments. The losses on derivative investments were primarily driven by losses on swaptions due to the expiration of positions in the first quarter of 2014, and smaller gains on call options due to less of an increase in the equity markets in 2014 compared with 2013. These decreases were offset by smaller losses on the put options due to less significant increases in equity markets in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

In addition, there were losses on the product embedded derivatives. The losses are primarily driven by losses on the fixed indexed annuity embedded derivatives as a result of decreasing interest rates in the current year. There were also losses on the variable annuity embedded derivatives due to the increase in equity market volatility in the third quarter of 2014.

•
Income tax expense increased by $4.7 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The current period income tax benefit includes $3.8 million of current tax benefit and a deferred tax benefit of $7.7 million resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to valuation allowance is not required due to the existence of current year income within other comprehensive income.

The effective tax rates for September 30, 2014 and 2013 were 51.8% and 34.3%, respectively. The principal cause of the difference between the effective rate and the U.S. statutory rate of 35% in both years was the result of an increase in the valuation allowance on the pre-tax loss.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of September 30, 2014, our available-for-sale debt securities, with a fair value of $4,076.2 million, represented 93.8% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		September 30, 2014
($ in millions)		Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost
NAIC	S&P Equivalent
Rating	Designation

1	AAA/AA/A	$2,344.5	57.5%	$2,268.8	57.4%
2	BBB	1,536.5	37.7%	1,490.3	37.7%
	Total investment grade	3,881.0	95.2%	3,759.1	95.1%
3	BB	152.9	3.8%	148.5	3.8%
4	B	37.3	0.9%	38.1	1.0%
5	CCC and lower	0.8	—%	0.9	—%
6	In or near default	4.2	0.1%	3.4	0.1%
	Total available-for-sale debt securities	$4,076.2	100.0%	$3,950.0	100.0%

Available-for-Sale Debt Securities by Type:	September 30, 2014
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$75.1	$70.3	$4.8	$—	$4.8
State and political subdivision	198.4	191.3	9.6	(2.5)	7.1
Foreign government	68.3	64.1	4.4	(0.2)	4.2
Corporate	2,698.2	2,613.9	108.3	(24.0)	84.3
CMBS	254.9	237.3	17.8	(0.2)	17.6
RMBS	604.4	595.9	14.7	(6.2)	8.5
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	92.9	93.3	0.7	(1.1)	(0.4)
Other ABS	84.0	83.9	3.7	(3.6)	0.1
Total available-for-sale debt securities	$4,076.2	$3,950.0	$164.0	$(37.8)	$126.2

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of September 30, 2014 in our available-for-sale debt securities and short-term investment portfolio are banking (8.2%), electric utilities (5.8%), oil (4.6%), diversified financial services (4.5%) and insurance (3.6%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country:	September 30, 2014
($ in millions)	Sovereign	Financial	All		% of Debt
	Debt	Institutions	Other	Total	Securities [1]

Spain	$—	$—	$8.0	$8.0	0.2%
Ireland	—	—	7.0	7.0	0.2%
Italy	—	—	2.3	2.3	0.1%
Total	—	—	17.3	17.3	0.5%

All other Eurozone [2]	2.2	17.8	115.5	135.5	3.3%
Total	$2.2	$17.8	$132.8	$152.8	3.8%
———————

[1]	Inclusive of available-for-sale debt securities and short-term investments.

[2]	Includes Finland, France, Germany, Latvia, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At September 30, 2014, 96.1% of the total residential portfolio was rated investment grade. We hold $51.1 million of RMBS investments backed by prime rated mortgages, $66.3 million backed by Alt-A mortgages and $44.0 million backed by sub-prime mortgages, which combined amount to 3.6% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 68% rated NAIC-1 and 16% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. There were no RMBS impairments for the three and nine months ended September 30, 2014.

Residential Mortgage-Backed Securities:
($ in millions)	September 30, 2014
				NAIC Rating
				1	2	3	4	5	6
				AAA/				CCC	In or
	Amortized	Market	% Invested	AA/				And	Near
	Cost [1]	Value [1]	Assets [2]	A	BBB	BB	B	Below	Default
Collateral
Agency	$459.3	$461.3	10.1%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Prime	49.5	51.1	1.1%	66.5%	22.0%	11.5%	0.0%	0.0%	0.0%
Alt-A	63.8	66.3	1.5%	54.5%	20.9%	24.6%	0.0%	0.0%	0.0%
Sub-prime	41.5	44.0	1.0%	91.0%	3.1%	3.9%	2.0%	0.0%	0.0%
Total	$614.1	$622.7	13.7%	91.8%	4.3%	3.8%	0.1%	0.0%	0.0%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $18.2 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		September 30, 2014
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Market Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$238.0	$255.4	5.6%	69.5%	4.7%	12.7%	10.8%	2.3%
NAIC-2	BBB	2.2	2.2	0.0%	0.0%	0.0%	83.2%	16.8%	0.0%
NAIC-3	BB	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-4	B	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-5	CCC and below	—	—	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
NAIC-6	In or near default	2.4	2.8	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%
Total		$242.6	$260.4	5.7%	68.2%	4.6%	13.2%	10.7%	3.3%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and market values of $2.1 million and $2.3 million, respectively. CMBS holdings in this exhibit include $3.2 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to market value.

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

Net realized investment gains (losses)

Sources and Types of	Three Months Ended		Nine Months Ended
Net Realized Investment Gains (Losses):	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Total other-than-temporary debt impairments	$(0.5)	$(0.2)	$(0.5)	$(0.5)
Portion of gains (losses) recognized in OCI	—	—	—	(0.9)
Net debt impairments recognized in earnings	$(0.5)	$(0.2)	$(0.5)	$(1.4)
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.5)	—	(0.5)	—
CMBS	—	—	—	(0.2)
RMBS	—	(0.2)	—	(1.0)
CDO/CLO	—	—	—	(0.2)
Other ABS	—	—	—	—
Net debt security impairments	(0.5)	(0.2)	(0.5)	(1.4)
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(0.5)	(0.2)	(0.5)	(1.4)
Debt security transaction gains	1.7	3.0	4.6	8.6
Debt security transaction losses	(1.0)	—	(2.1)	(0.3)
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	0.7	3.0	2.5	8.3
Derivative instruments	2.2	(14.0)	(23.5)	(30.1)
Embedded derivatives [1]	(5.6)	8.4	(17.7)	13.7
Net realized investment gains (losses), excluding impairment losses	(2.7)	(2.6)	(38.7)	(8.1)
Net realized investment gains (losses), including impairment losses	$(3.2)	$(2.8)	$(39.2)	$(9.5)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 7 to our interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at September 30, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in the first nine months of 2014 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities	Three Months Ended		Nine Months Ended
for which a Portion of the OTTI Loss was Recognized in OCI:	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Balance, beginning of period	$(17.5)	$(18.5)	$(18.6)	$(17.8)
Add: Credit losses on securities not previously impaired [1]	—	—	—	—
Add: Credit losses on securities previously impaired [1]	—	—	—	(0.7)
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	0.3	1.1	0.3
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(17.5)	$(18.2)	$(17.5)	$(18.2)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	September 30,	December 31,
($ in millions)	2014	2013

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	(0.4)	(0.4)
RMBS	(8.6)	(8.6)
CDO/CLO	(2.7)	(3.0)
Other ABS	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(13.4)	$(13.7)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	September 30, 2014
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Total fair value	$1,071.2	$461.6	$38.9	$570.7
Total amortized cost	1,109.0	467.4	39.8	601.8
Unrealized losses	$(37.8)	$(5.8)	$(0.9)	$(31.1)
Number of securities	303	129	15	159
Investment grade:
Unrealized losses	$(34.6)	$(4.7)	$(0.9)	$(29.0)
Below investment grade:
Unrealized losses	$(3.2)	$(1.1)	$—	$(2.1)

For available-for-sale debt securities with gross unrealized losses, 91.5% of the unrealized losses after offsets pertain to investment grade securities and 8.5% of the unrealized losses after offsets pertain to below-investment-grade securities at September 30, 2014.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	September 30, 2014
($ in millions)		0 – 6	6 – 12	Over 12
	Total	Months	Months	Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(9.6)	$—	$—	$(9.6)
Number of securities	7	—	—	7
Investment grade:
Unrealized losses over 20% of cost	$(9.0)	$—	$—	$(9.0)
Below investment grade:
Unrealized losses over 20% of cost	$(0.6)	$—	$—	$(0.6)

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 80% of the Company’s $5.2 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies. Therefore, the impact to our operations could arise primarily from these universal life products since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. However, universal life account values represent less than 20% of our total policy liabilities, accruals, and deposit funds. Currently, the investment portfolio backing our universal life policies yielded in excess of 4.9% for the nine months ended September 30, 2014 while the guaranteed minimum policyholder crediting rate for these policies is primarily at 4%. While fixed indexed annuities comprise a larger balance of policies with guaranteed minimum interest rates to protect the initial investment, the crediting / guarantee rates on these products adjust more consistently with interest rates so there is a less significant impact to our results of operations.

The Company estimates that the annualized net investment income yield on its fixed income securities was approximately 4.4% during the nine months ended September 30, 2014. The average investment rate on fixed income securities purchases during the nine months ended September 30, 2014 was approximately 3.8% on total purchases of approximately $788.3 million. Management estimates that proceeds from maturities, calls, and prepayments of approximately $204.2 million is expected to be available for reinvestment over the next 12 months, before considering other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at September 30, 2014, we estimate that would reduce net investment income by $0.6 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.
The low interest rate environment discussion above does not include the interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing estimated gross profits.

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

The financial strength ratings as of November 17, 2014 were as follows:

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

Contractual Obligations and Commercial Commitments

As of September 30, 2014, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in the 2013 Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $0.9 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. Employee benefit expense allocated to us for these benefits totaled $2.3 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. Phoenix Life made contributions to the pension plans in the first, second and third quarters of 2014 of which $1.0 million, $1.3 million and $1.3 million was allocated to us, respectively. By December 31, 2014, Phoenix Life expects to make no additional contributions to the pension plans.

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effectively immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (“MAP-21”). Phoenix Life took advantage of this in the third quarter of 2014 which resulted in no further contributions expected for the remainder of 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At September 30, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 14%, or $65.2 million, of this total reinsurance recoverable.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) increased from $235.2 million at December 31, 2013 to $266.5 million at September 30, 2014. The principal factors resulting in this increase were net income of $19.7 million and $23.1 million of net prior period adjustments, which increased surplus during 2014 as a result of errors found in the restatement of our prior period financial statements and statutory and U.S. GAAP audits.

Enterprise Risk Management

Our ultimate parent company, Phoenix, has an enterprise-wide risk management program under which PHL Variable operations are covered. We have an enterprise-wide risk management program. Our Chief Risk Officer reports to the Chief Executive Officer and monitors our risk management activities. The Chief Risk Officer provides regular reports to the Board of our ultimate parent company without the presence of other members of management. Our risk management governance consists of several management committees to oversee and address issues pertaining to all our major risks—operational, market and product—as well as capital management. In all cases, these committees include one or more of our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Risk Officer.

See the “Enterprise Risk Management” section of “Management’s Narrative Analysis and the Results of Operations” in Part II, Item 7 of the 2013 Form 10-K. There were no material changes in our exposure to operational or market risk exposure at September 30, 2014 compared with December 31, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2013 Form 10-K. There were no material changes in our market risk exposure at September 30, 2014 compared with December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of September 30, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2013 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2013 were also present at September 30, 2014. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s interim unaudited financial statements.

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

Changes in Internal Control Over Financial Reporting

During the quarter, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2013 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of September 30, 2014 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2013 Form 10-K which was filed on August 22, 2014.

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

As of the date of filing of this Form 10-Q, Phoenix believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. Phoenix filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 6, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 11, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 17, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

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

As of the date of filing of this Form 10-Q, PHL Variable believes it will become a timely filer with the filing of its Annual Report on Form 10-K for the year ending December 31, 2014. PHL Variable filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the SEC on August 22, 2014, filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on September 12, 2014, filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014 with the SEC on October 21, 2014 and filed its Quarterly Report on Form 10-Q for the period ended June 30, 2014 with the SEC on November 7, 2014.

Cost of Insurance Cases

On September 23, 2014, U.S. Bank National Association, as securities intermediary for Lima Acquisition LP, filed a complaint against Phoenix Life’s subsidiary, PHL Variable, as a defendant in the United States District Court for the District of Connecticut. On October 16, 2014, the plaintiff amended its complaint to add Phoenix Life as a defendant. In its complaint, the plaintiff challenges the cost of insurance rate adjustments implemented by PHL Variable and Phoenix Life in 2011 (C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn.).

On October 31, 2014, SPRR LLC filed suit against PHL Variable, on behalf of itself and other similarly situated, challenging COI rate adjustments implemented by PHL Variable in 2011.

See “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K and Note 13 to our interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. As of September 30, 2014, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated: November 21, 2014	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)