Form 10-K
period 2014-12-31
PHL VARIABLE INSURANCE CO /CT/
filed 2015-04-09
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of April 6, 2015, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Form 10-K with the reduced disclosure format permitted by General Instruction (I)(1)(a) and (b) of Form 10-K.

Explanatory Note

This Annual Report on Form 10-K for the year ended December 31, 2014 (this “2014 Form 10-K”), being filed by PHL Variable Insurance Company (“we,” “our,” “us,” the “Company” or “PHL Variable”), contains audited financial statements of the Company, prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), for the years ended December 31, 2014, 2013 and 2012, and unaudited U.S. GAAP quarterly financial statements and financial information of the Company for each of the quarterly periods (including six and nine month periods) of 2014 and 2013, which are presented on a revised basis to the extent contained in a periodic report previously filed by the Company with the Securities and Exchange Commission (the “SEC”), and except as indicated below, generally with the same level of disclosure as would be contained in such periodic reports of the Company, and with appropriate indication of the financial statements being revised (the “Previously Issued Financial Statements”).

This 2014 Form 10-K also corrects the Previously Issued Financial Statements for certain known errors, some of which are recorded in preceding SEC periodic reports as out-of-period adjustments, and includes a note to financial statements regarding the impact of these prior period adjustments.

On March 31, 2015, The Phoenix Companies, Inc. (“Phoenix”), filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2014 containing audited consolidated financial statements of Phoenix for the years ended December 31, 2014, 2013 and 2012, and unaudited quarterly consolidated financial statements and financial information of Phoenix for each of the quarterly periods (including six and nine month periods) of 2014 and 2013, all of which are presented on a restated or revised basis to the extent contained in a periodic report previously filed by Phoenix with the SEC (the “Phoenix Restatement”).

This 2014 Form 10-K revises the following financial statements and financial information of the Company: (i) the statement of income and comprehensive income, statement of cash flow and statement of changes in stockholders’ equity for the year ended December 31, 2012; (ii) the statement of income and comprehensive income, balance sheet, statement of cash flow and statement of changes in stockholders’ equity for the year ended December 31, 2013; and (iii) the statements of income and comprehensive income for the quarterly and year-to-date periods ending March, June and September of 2013 and 2014, as well as the associated balance sheets, statements of cash flow and statements of changes in stockholders’ equity for each of the respective periods.

This 2014 Form 10-K also includes the following explanatory disclosures: (i) Note 2 “Revision of Previously Reported Financial Information” discussing the cause and impact of the the correction of errors in the periods being revised in the Company’s financial statements; (ii) table headers, where appropriate, indicating the financial information in specified columns is revised; and (iii) controls and procedures disclosures under Part II, Item 9A, describing material weaknesses in internal control over financial reporting identified by the Company and the related plan of remediation.

For more information, see Note 2 “Revision of Previously Reported Financial Information” and Note 26 “Supplemental Unaudited Quarterly Financial Information” in this 2014 Form 10-K.

PHL VARIABLE INSURANCE COMPANY
Annual Report on Form 10-K
For the year ended December 31, 2014

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

In 2014, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 94% of those sales were fixed indexed annuities.

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

Major Products

Annuities

Fixed Indexed Annuities: This product provides single premium deferred annuities that offer a fixed interest account and a variety of indexed accounts that allow contract owners to earn index credits based on the performance of specific equity market or other price indices. Our major source of revenue on these contracts is the excess of investment income earned over interest and index credits, if any. Most contracts allow contract owners to change accounts once a year. One of the most popular indexed accounts credits the contract owners’ accounts with a return equal to the annual appreciation of the S&P 500 index, subject to a specified cap. Caps are changed regularly to reflect current market conditions; during 2014, caps ranged from 2.00% to 5.50%. Certain contracts also provide “premium bonuses,” which we contribute to contract owner account balances at issue and which also earn interest or index credits. Approximately 28% of indexed annuity deposits in 2014 included premium bonuses ranging from 4% to 15% of the initial deposit.

Contract owners also may elect a guaranteed minimum withdrawal benefit (“GMWB”), which for a separate fee provides a guaranteed income stream for the lifetime of the contract owners. The amount of income available is based on a separate “benefit base” that increases at a guaranteed rate established when the contract is sold and that is independent of the growth of the account balance. Withdrawals may begin immediately or after several years. Once a contract owner elects to receive income, withdrawals are first made from the account balance. If and when the balance is depleted, we continue to make the guaranteed income payments. In 2014, approximately 90% of all indexed annuity contracts sold included a GMWB. Certain annuities with a GMWB also include an enhanced withdrawal benefit (“EWB”) that allows for an additional amount of guaranteed income if certain qualifying conditions are met (confinement to a nursing care facility and/or inability to perform activities of daily living). In 2014, approximately 18% of all indexed annuity contracts sold included an EWB. Certain fixed indexed annuities include a guaranteed minimum death benefit (“GMDB”), pursuant to which beneficiaries receive an amount in excess of contract value if the annuitant dies in exchange for an additional fee. In 2014, approximately 25% of all indexed annuity contracts sold included a GMDB.

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

Many of our variable annuities include guaranteed minimum death (“GMDB”), accumulation (“GMAB”), withdrawal (“GMWB”) and income (“GMIB”) benefits.

Life Insurance

Whole Life: This product provides permanent insurance coverage and tax-deferred savings in return for predetermined premium payments. Premiums are invested in our general account.

Universal Life: This product provides permanent insurance coverage with a tax-deferred savings element. It allows the policyholder to adjust the frequency and amount of premium payments subject to certain limitations. Premiums, net of cost of insurance charges and administrative expenses, are invested in our general account and are credited interest at rates determined by us, subject to certain minimums. We retain the right, within limits, to adjust the fees we assess for providing administrative services and the rate we charge for the cost of insurance; these may be adjusted by us, but may not exceed guaranteed contractual limits. Some universal life products provide secondary guarantees that protect the policy’s death benefit even if there is insufficient value in the policy to pay the monthly deduction.

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

Term: This product provides insurance coverage for a temporary period of time in return for predetermined premium payments. After the level term period ends, coverage may be renewable annually at higher premium rates. Premiums are invested in our general account.

Distribution and Related Services

Independent Producers: We distribute our products through independent producers who serve the middle market and are typically affiliated with one or more independent marketing organizations (“IMOs”). We have established selling agreements with IMOs representing more than 14,000 independent producers. In 2014, nearly 2,800 producers sold our products. Our distribution strategy for IMOs is to continue to expand the number of relationships and producers who do business with us by providing competitive products at competitive commission rates, providing exclusive product designs and features to certain IMOs, and enhancing our servicing and support technology.

Saybrus Partners, Inc.: Saybrus, Phoenix’s distribution company, sells Phoenix products through selected independent producers and IMOs and provides consulting services to partner firms in support of policies written by companies other than Phoenix. Saybrus’ revenues consist of commissions based on successful sales.

Investments

Investment activities are an integral part of our business and net investment income is a significant component of our total revenues. We manage investments in our general account to match the durations of our insurance liabilities. We invest primarily in high-grade public and privately placed debt securities, balancing credit risk with investment yield. As of December 31, 2014, 95.6% of our total available-for-sale debt securities portfolio was investment grade. We invest a small percentage of our assets in limited partnerships and other investments that have variable returns. While our returns are more volatile, these asset classes have contributed substantially to our investment returns over time. As of December 31, 2014, 0.3% of cash and total investments were allocated to this asset class.

Hedging

Certain features of our variable and indexed annuity products expose us to risks such as equity price risk, equity volatility risk and interest rate risk. We hedge certain of those risks using derivatives. Our focus is on hedging the economic exposure related to potential future claims. For example, we hedge fixed indexed annuity premiums directed into indexed accounts by purchasing options designed to fund the index credits on these accounts. Our hedges generally do not qualify for hedge accounting and may result in significant reported accounting gains or losses. In addition, our hedges may expose us to counterparty credit risk. As of December 31, 2014, our net mark-to-market exposure to derivative counterparties prior to credit valuation adjustment (“CVA”) was $73.1 million, and the post CVA net mark-to-market exposure was $71.9 million. All of our counterparties had a credit rating of A or better with at least one Nationally Recognized Statistical Rating Organization (“NRSRO”). For additional information regarding hedging related business risks, please see the risk factors entitled “We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating” and “Guaranteed benefits within our products that protect policyholders against significant downturns in equity markets may decrease our earnings, increase the volatility of our results if hedging strategies prove ineffective, result in higher hedging costs and expose us to increased counterparty risk, which may have a material adverse effect on our results of operations, financial condition and liquidity” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

Policy Administration

As of December 31, 2014, we had 58,612 life insurance policies and 61,811 annuity contracts in force. Our Customer Care Center services policies on a number of administrative systems, supporting both policyholders and their advisors or agents. The cost of servicing policies is a significant component of our overall operating expenses. Servicing of some policies is outsourced to vendors who specialize in insurance policy administration.

Reinsurance

We use reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide capital relief with respect to certain statutory requirements. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 15%, or $67.2 million, of this total reinsurance recoverable.

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

We file regular reports, including detailed annual financial statements, with insurance regulatory authorities and are subject to periodic examination by such authorities. See Note 16 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

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

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. The Connecticut Insurance Department issued a financial examination report on May 28, 2014 and a market conduct examination report on December 29, 2014.

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

PHL Variable reports its risk based capital (“RBC”) based on a formula calculated by applying factors to various risk characteristics of the insurer. The major categories of risks involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning tool by regulators to identify possible inadequately capitalized insurers for purposes of initiating regulatory action and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain levels. As of December 31, 2014, PHL Variable’s RBC ratio was in excess of 200% of Company Action Level, the highest regulatory threshold.

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

Our parent company, Phoenix Life, is a wholly owned subsidiary of Phoenix.

The following chart illustrates our corporate structure as of December 31, 2014.

	The Phoenix Companies, Inc.

100%	85%	100%

Phoenix Life Insurance Company	Saybrus Partners, Inc.	Other Subsidiaries

100%

PM Holdings, Inc.

100%

PHL Variable Insurance Company

100%

Other Subsidiaries

Item 1A.	Risk Factors

Risks Related to the Restatements of Prior Period Financial Statements and
our Internal Control Over Financial Reporting

We face risks related to the restatement of our prior period financial statements and the restatements of the prior period financial statements of our indirect parent, The Phoenix Companies, Inc.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) in the Explanatory Note and in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” (and as previously reported in our Current Report on Form 8-K filed with the SEC on September 18, 2012, as amended), the Company’s audit committee concluded that certain of the Company’s previously issued U.S. GAAP financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements. On April 25, 2014, we effected this restatement through the filing with the SEC of our 2012 Form 10-K containing our audited financial statements for the years ended December 31, 2012, 2011 and 2010 and interim unaudited financial statements presented for each period during the fiscal years 2012 and 2011, in each case presented on a restated and amended basis to the extent previously filed in a periodic report by the Company with the SEC, and other disclosures regarding this restatement.

As previously reported by our indirect parent, Phoenix, in a Current Report on Form 8-K filed with the SEC on November 8, 2012, as amended, management of Phoenix concluded that certain of it’s previously issued U.S. GAAP financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements. Phoenix effected this restatement on April 1, 2014 through the filing with the SEC of its Annual Report on Form 10-K for the year ended December 31, 2012 containing audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 and interim unaudited consolidated financial statements presented for each period during the fiscal years 2012 and 2011, which in each case are presented on a restated and amended basis to the extent previously filed in a periodic report by Phoenix with the SEC, and other disclosures regarding this restatement. In addition, as previously reported in a Phoenix Current Report on Form 8-K filed with the SEC on February 6, 2015, Phoenix concluded that certain of its previously issued U.S. GAAP financial statements should no longer be relied upon and should be restated because of certain errors in those financial statements. Phoenix effected this restatement through the filing with the SEC of its Annual Report on Form 10-K for the year ended December 31, 2014, containing audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 and interim unaudited consolidated financial statements presented for each period during the fiscal years 2014 and 2013, which correct the financial statements for the full year ended December 31, 2012, all periods of 2013 and the first three quarters and six and nine month periods of 2014, as well as other disclosures regarding this restatement.

As discussed in the Explanatory Note and in Note 2 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K, we are revising certain financial statements and financial information of the Company.

We resumed our status as a current SEC filer with the November 21, 2014 filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2014, and resumed our timely SEC filer status with the filing of this Form10-K within the extension period afforded under Rule 12b-25 of the Exchange Act. Although the Company is resuming a timely SEC periodic report filing schedule with respect to our SEC periodic reports with the filing of this Form 10-K, the Company expects to continue to face many of the risks and challenges related to the restatements, including the following:

•
In the process of restating our prior period financial statements, we identified material weaknesses in our internal control over financial reporting, which existed as of December 31, 2014 and are reported under Item 9A “Controls and Procedures” in this Form 10-K, and we may fail to remediate these material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•
The extraordinary processes undertaken to effect the restatements, including restatements of Phoenix’s insurance company subsidiaries, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement, which may impact our ability to timely complete our future SEC filings;

•
The outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements and the failure by the Company and Phoenix to have filed certain previously delayed SEC reports on a timely basis;

•
The incurrence of significant expenses, including audit, consulting and other professional fees, related to the restatements, the completion of our financial statements on a timely and accurate basis, and the remediation of weaknesses in our internal control over financial reporting and disclosure controls and procedures;

•	Diversion of management and other human resources attention from the operation of our business associated with the restatements and remediation of our internal controls;

•
Risks associated with the restatements, and our ability to amend and update on a timely basis our existing registration statements, or file new registration statements, under the Securities Act and the Investment Company Act, as well as risks associated with Phoenix Life’s ability to amend and update on a timely basis its existing registration statements, or file new registration statements, under the Securities Act and the Investment Company Act;

•
Risks associated with the ongoing compliance obligations of the Company and Phoenix under the SEC Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, which was approved by the SEC in March 2014 (the “March 2014 Order”), as was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”), and the risk of noncompliance with such Amended Order;

•
The risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect certain of the restatements did not satisfy our and Phoenix’s obligations to file amended reports to each of the applicable previously filed Forms 10-K and 10-Q. We cannot provide assurance that such comprehensive reports satisfied our filing obligations and, if it is ultimately determined that they did not, we may be required to amend such comprehensive reports and/or file other amended reports. This would require us to devote substantial internal and external resources and cause us to incur significant fees and expenses for additional audit services as well as accounting and other consulting services. These fees and expenses, as well as the substantial time devoted by our management to make such filings with the SEC, could have a material adverse effect on our business, profitability and financial condition; and

•	Risks associated with our and Phoenix Life’s failure to file timely and accurate reports with state regulatory authorities.

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

As reported in “Item 9A: Controls and Procedures” of this Form 10-K, we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of December 31, 2014. Some of the interim measures we have taken to address weaknesses in our internal control over financial reporting are manual, which are more time consuming to prepare, more prone to errors than computerized systems, and require more exhaustive audit processes. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect our ability to provide financial statements that accurately reflect our financial condition and timely report information. This could cause investors to lose confidence in our reported financial and other information and cause an adverse effect on our business and results of operations. A failure to correct material weaknesses in our internal controls and to replace interim measures taken to address weaknesses could result in further restatements of financial statements and correction of other information filed with the SEC or delays in the filing of future SEC reports, and the inability to update or file new registration statements covering the offer and sale of product offerings.

In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which became effective December 15, 2014. We intend to implement the 2013 COSO framework into our assessment of our internal control over financial reporting during 2015, which may reveal other deficiencies in our internal controls that may rise to the level of material weakness. Such an occurrence, or a failure to effectively remedy such a material weakness, could adversely affect investor confidence in the accuracy and timeliness of our financial reports. Failure to implement the 2013 COSO framework in 2015 may subject us to further scrutiny from the SEC.

The extraordinary processes undertaken to effect the restatements may not have been adequate to identify and correct all errors in the historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

The completion of the restatements involved many months of review and analysis, including highly technical analyses of our contracts and business practices, estimates and assumptions made by management, tax accounting and the proper application of relevant accounting rules and pronouncements. Many of the enhancements and changes to our processes are ongoing as of the filing date of this Form 10-K and we continue to integrate the complex changes we have already made. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort and expense that went into them, we cannot assure you that these extraordinary processes were adequate to identify and correct all material errors in our historical financial statements or that additional accounting errors will not come to light in the future in these or other areas.

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

As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required and that we will be able to timely complete our SEC filings for periods subsequent to this Form 10-K.

The restatements and failure to timely file certain historical SEC periodic reports, as well as reported weaknesses in internal control over financial reporting and the failure to have compliant registration statements under the Securities Act and the Investment Company Act covering certain insurance products offered by the Company and Phoenix Life, may subject the Company, Phoenix Life and Phoenix to a broad range of potential actions that may be taken by the SEC including, but not limited to, SEC cease-and-desist orders, suspension on trading of Phoenix securities, deregistration of Phoenix securities and/or the assessment of possible civil monetary penalties and claims may be brought by other parties based on these and other restatement-related matters.

Any orders, actions or rulings relating to any of the foregoing that are not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

We may not be able to hedge our positions due to the inability to replace hedges as a result of our credit rating.

We use derivative instruments to hedge the liability exposure and the volatility of earnings associated with certain variable and fixed indexed annuity liabilities. Certain derivative counterparty agreements of certain subsidiaries contain provisions that permit the parties to terminate the agreements upon the occurrence of a default under the Indenture covering Phoenix’s 7.45% Quarterly Interest Bonds due 2032. In addition, certain of these agreements require our financial strength rating to be above a certain threshold. Given that our financial strength ratings are below a specified credit rating threshold in certain of our derivative agreements, the counterparties can request immediate payment, demand immediate and ongoing full collateralization on derivative instruments in net liability positions, or trigger a termination of existing derivatives and/or future derivative transactions. In certain derivative counterparty agreements, our financial strength ratings have been below the specified threshold levels since March 2009 and, when requested, the Company has provided collateralization on those derivative instruments.

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

The process of undertaking the restatements, the preparation of previously delayed SEC reports, the efforts otherwise necessary for the Company and Phoenix to become current and timely filers under the Exchange Act and the ongoing remediation of material weaknesses in internal control over financial reporting have diverted, and continue to divert, management and other human resources from the operation of our business.

The Board of Directors, members of management, and the accounting, legal, administrative and other staff of the Company and Phoenix spent significant time on the restatements and continue to spend significant time on the preparation of SEC filings, related disclosures and remediation of disclosure controls and procedures and internal control over financial reporting of the Company and Phoenix’s insurance company subsidiaries, and efforts otherwise necessary for the Company and Phoenix to each become current and timely filers under the Exchange Act. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business. In addition, current, accurate financial information is essential to the management of our complex business, including controlling the financial risk associated with the products that the Company offers and sells.

The Company and Phoenix Life are delayed in filing with the SEC amendments to existing registration statements, or filing new registration statements, under the Securities Act or the Investment Company Act covering the offer and sale of certain of their respective insurance products, and errors were found in certain audited and unaudited Statutory financial statements of the Company and Phoenix Life, any or all of which may have a material adverse impact on the business and financial condition of the Company and Phoenix.

Phoenix conducts the majority of its business through Phoenix Life and the Company. The Company previously announced that it will continue to not issue any new SEC-registered life insurance and annuity contracts until new registration statements or amendments to existing registration statements covering the offer and sale of these products have been filed with and declared effective by the SEC.

In addition, until the Company and Phoenix Life have filed with the SEC new registration statements or amendments to their existing registration statements covering their products, and those new registration statements or amendments are effective, there will be ongoing uncertainty regarding our ability to continue to accept premiums, or to process certain other investment transaction requests, associated with the outstanding SEC-registered life insurance and annuity contracts of the Company and Phoenix Life. In such an event, these actions may have a material adverse impact on Phoenix’s future revenues, competitive position and consumer perception of Phoenix’s products, and its retention of existing contracts and may result in claims related to these SEC-registered products against us and Phoenix Life, any of which could have a material adverse effect on Phoenix’s business and financial results. In addition, in connection with its product offerings, PHL Variable relies on third-party vendors to supply vendor-generated products. PHL Variable’s failure to file new registration statements or amendments to existing registration statements may cause such vendors to terminate their relationships with PHL Variable, which in turn may cause PHL Variable to terminate many of its product offerings.

As a result of the restatements, certain errors were found in our and Phoenix Life’s financial statements filed with the applicable state insurance regulators. Those errors were corrected in subsequent filings with the applicable state insurance regulators. We do not believe the state insurance regulators will deem it necessary to adjust our or Phoenix Life’s historical unaudited Statutory financial statement filings with the applicable state insurance regulators. However, Phoenix concluded that the audited Statutory financial statements for the year ended December 31, 2012 filed by Phoenix Life with its applicable state insurance regulators, which restate Statutory financial statements for the year ended December 31, 2011, materially differ from the annual unaudited Statutory financial statements for the year ended December 31, 2012 previously filed by Phoenix Life. Also, the fact of our and Phoenix Life’s U.S. GAAP financial statement restatements and the delay in our filing of periodic reports with the SEC could result in various regulatory bodies conducting examinations or investigations and/or making inquiries of us and Phoenix Life concerning compliance with applicable laws and regulations, which may increase our compliance costs and the potential for regulatory investigations or proceedings or other claims. Any existing or future litigation, investigations, proceedings or claims that we, Phoenix and Phoenix Life are or could become involved in, or become the subject of, could have a material adverse effect on the business and financial condition.

Our failure to file, or timely file, audited Statutory financial statements with state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are required to file audited Statutory financial statements with the applicable regulatory authorities annually. As a result of the U.S. GAAP restatements of prior period financial statements of the Company, Phoenix and Phoenix Life, we filed our audited Statutory financial statements for 2013 and 2012 after the initial due date, but within extensions granted by our domiciliary insurance regulator. Any delays in connection with the filing of audited Statutory financial statements with our applicable state regulatory authorities may result in, among other things, the imposition of sanctions and penalties against us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Persistent low interest rates may also result in higher U.S. GAAP insurance liabilities. The long-term liability for profits followed by losses on the universal life business is particularly sensitive to interest rates.

Persistent low interest rates could also result in higher statutory reserve and capital requirements. The Company and its insurance company affiliates are subject to annual asset adequacy testing, which requires additional reserves to be posted if projected asset cash flows and future premiums are not able to support future policy claims and surrenders under a range of possible scenarios.

Low interest rates also have increased the liability of our pension plans and other post-employment benefits. Further declines in interest rates could result in additional increases in these liabilities.
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

In addition to potential for legal actions and proceedings related to the ordinary course of our business, there is a risk of litigation and other claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements and the failure by the the Company and Phoenix to file SEC reports on a timely basis and the failure by Phoenix’s insurance company subsidiaries to have compliant registration statements covering certain insurance products offered and sold by them. Phoenix is providing information to the staff of the SEC in connection with the restatements, which may result in further regulatory actions by the SEC. The potential outcomes and claims are unpredictable and any orders, actions or rulings not in our favor could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Downgrades or withdrawals of debt and financial strength ratings could result in an increase in policy surrenders and withdrawals, adversely affect relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings.

Rating agencies assign the Company and Phoenix Life financial strength ratings, and assign Phoenix debt ratings, based in each case on their opinions of the ability by the Company, Phoenix and Phoenix Life to meet their respective financial obligations.

Phoenix’s ratings relative to other companies in the industry affect our competitive position. The Company, Phoenix, and Phoenix Life and their securities have been placed on negative credit ratings watch and/or downgraded or withdrawn by certain rating agencies in connection with the events which caused the need for the restatements and the failure to timely file the 2012 Form 10-K, the 2013 Form 10-K and certain of our other previously delayed SEC reports. These developments and any other events that could affect the ability of the Company to pay claims may cause downgrades or withdrawals which may cause reputational damage. This could materially and adversely affect our ability to distribute our products through unaffiliated third parties, new sales of our products, the persistency of existing customers, increase policy surrenders and withdrawals and our ability to borrow. We cannot predict what actions rating agencies may take, or what actions we may take in response. At this time, we cannot estimate the impact of specific future rating agency actions on sales or persistency.

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

Recent trends in the life insurance industry may affect our mortality, persistency and funding levels. The evolution of the financial needs of policyholders and the emergence of a secondary market for life insurance and increased availability and subsequent contraction of premium financing suggest that the reasons for some purchases of our products changed. At the same time, prior to 2009, we experienced an increase in life insurance sales to older individuals. While we instituted certain controls and procedures to screen applicants, we believe that our sales of universal life products include sales of policies to third-party investors who, at the time of policy origination, had no insurable interest in the insured.

Deviations in experience from our pricing assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). However, most of our contracts are currently at or close to their minimum guaranteed crediting rates. In 2011 and 2010, we implemented increases in the cost of insurance (“COI”) rates for certain universal life policies. However, these and any other permitted adjustments do not allow us to recoup past losses and may not be sufficient to maintain profitability in the future. In addition, increasing charges on in force policies or contracts may adversely affect our relationships with distributors, future sales and surrenders. Furthermore, some of our in force business consists of products that do not permit us to adjust the charges and credited rates of in force policies or contracts.

Our fixed indexed annuity products have required us to make pricing assumptions about the behavior of policyholders in a market segment with which we are not historically familiar and for product features for which there is limited long-term industry experience. In particular, if our pricing assumptions with respect to persistency and benefit utilization in the future prove inaccurate, we may experience an adverse impact on our results of operations or financial condition.

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

Management targets a minimum company action level risk based capital of 225% at the Company. In 2014 and 2013, The Phoenix Companies, Inc. made capital contributions of $15.0 million and $45.0 million, respectively for our benefit. The Phoenix Companies, Inc. is a holding company and has no operations of its own. Its ability to pay interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends primarily upon the ability of subsidiaries to pay dividends or to advance or repay funds which in some cases are restricted by laws and regulations, including laws establishing minimum solvency and liquidity thresholds. Phoenix Life has made a guarantee that the Company’s capital and surplus will be maintained at Authorized Control Level RBC at 250% (125% Company Action Level). PHL Variable may be unable to maintain its RBC at targeted levels.

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

Statutory surplus and regulatory or capital requirements may increase or decrease due to a variety of factors, including but not limited to the following: the amount of statutory income generated by the Company and its insurance company affiliates, changes in interest rates and equity market levels, unrealized gains or losses on equity and certain fixed income holdings, unrealized gains or losses on derivatives, changes in the credit quality of our fixed income investments, changes in policy reserves, funding requirements of our pension plan, additional reserve requirements as a result of annually required asset adequacy testing, changes in the capital models or applicable risk factors, and changes in statutory accounting rules or regulatory determinations. Most of these factors are outside of our control. One or more of these factors could significantly decrease statutory surplus or increase required RBC. If so, we could experience downgrades, loss of distribution relationships, higher surrenders and increased regulatory supervision.

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

We record debt securities at fair value on our balance sheet. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, the valuation of securities may require the adoption of certain estimates and assumptions. In addition, prices provided by independent broker quotes or independent pricing services that are used in the determination of fair value can vary significantly for a particular security. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and may change very rapidly as market conditions change or assumptions are modified. Significant changes in value may have a material adverse effect on our results of operations and financial condition. In addition, a decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (“OTTI”) has occurred. The decision on whether to record an OTTI or write-down is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the securities before recovery. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in this Form 10-K for further information regarding our impairment decision-making process. Management’s determination of whether a decline in value is other-than-temporary includes our analysis of the underlying credit and our intention and ability not to have to sell the security, versus the extent and duration of a decline in value. Our conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change, which could result in a material adverse effect on our results of operation and financial condition.

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

The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition in the job market for senior executives and professionals such as sales personnel, technology professionals, finance, actuaries and investment professionals can be intense. In general, our employees are not subject to employment contracts or non-compete agreements. Difficulty in attracting and retaining employees could have a negative impact on us.

Our business operations and results could be adversely affected by inadequate performance of third-party relationships, including with respect to cyber security.

We are dependent on certain third-party relationships to maintain essential business operations. These services include, but are not limited to, information technology infrastructure including cyber security, application systems support, transfer agent and cash management services, custodial services, records storage management, backup tape management, security pricing services, medical information, payroll, and employee benefit programs.

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

Certain products we offer, primarily life insurance and annuities, receive favorable tax treatment under current federal and state tax law. This favorable treatment may be considered as providing certain of our products a competitive tax advantage over non-insurance products. In particular, for individual owners of life insurance policies and annuity contracts, earnings credited to these policies and contracts are tax-deferred until such time as the amounts are withdrawn from the policies or contracts. This differs from the treatment of dividend or interest earnings on other investments. Moreover, for life insurance, the death benefit proceeds are often received tax-free. While an increasing proportion of our annuity contracts are issued in connection with Individual Retirement Accounts (“IRAs”), for which the tax-deferral benefit is the same regardless of whether the IRA is in connection with an annuity, annuities in IRAs often provide lifetime payout guarantees not offered by other IRA investments.

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

Various regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. During the past several years, there has been a significant increase in federal and state regulatory activity relating to financial services companies, with a number of recent regulatory inquiries focusing on valuation and COI increase issues. Financial services companies also have been the subject of broad industry inquiries by state regulators and attorneys general which do not appear to be company-specific, such as business practices upon notification of death. We continue to cooperate with the applicable regulatory authorities in these matters. We may be subject to further related or unrelated inquiries or actions in the future. In light of recent events involving certain financial institutions, the U.S. government has heightened its oversight of the financial services industry in general and of the insurance industry in particular. Further, recent adverse economic and market events may have the effect of encouraging litigation, arbitration and regulatory action in response to the increased frequency and magnitude of investment losses, which may result in unfavorable judgments, awards and settlements, regulatory fines and an increase in our related legal expenses.

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

It is possible that future accounting standards which we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could significantly affect our reported financial condition and results of operations. See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data - Adoption of New Accounting Standards” in this Form 10-K for additional information.

Item 1B.	Unresolved Staff Comments

As of December 31, 2014, the Company had no unresolved SEC staff comments regarding its periodic or current reports.

Item 2.	Properties

Our executive headquarters consist of our main office building at One American Row in Hartford, Connecticut, which we own and occupy. As of December 31, 2014, we also leased space in one garage in Hartford, Connecticut for employee parking. Property is also leased for our home office in East Greenbush, New York.

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

Common Stock

Shares of our common stock are not publicly traded and are all owned indirectly by our ultimate parent company, Phoenix.

Dividends

In 2014, 2013 and 2012, we did not pay any dividends.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatement of our and Phoenix’s prior period financial statements and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatements by the Company and Phoenix may not have been adequate to identify and correct all errors in the historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatement by the Company and Phoenix and the failure by the Company and Phoenix to have filed certain previously delayed SEC reports on a timely basis; (iv) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (v) the incurrence of significant restatement-related expenses; (vi) diversion of management and other human resources from the operation of our business; (vii) risks associated with the restatements by the Company and Phoenix and the Company’s ability to amend and update its existing registration statements, or file new registration statements, under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s ability to amend and update its existing registration statements, or file new registration statements, under the Securities Act and the Investment Company Act; (viii) risks associated with the ongoing compliance obligations of Phoenix and the Company under the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014; (ix) risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect certain of the restatements by the Company and Phoenix did not satisfy our filing obligations and that we may be required to file additional reports to effect the restatements; (x) the risk that the Company’s, Phoenix’s and Phoenix Life’s restatements, the delay in filing of certain periodic reports with the SEC and errors corrected in subsequent statutory financial statement filings with state insurance regulators could result in regulatory investigations, examinations and/or inquiries, which may increase compliance costs and the potential for additional regulatory investigations, proceedings or other claims; and (xi) risks associated with our and Phoenix Life’s failure to file timely and accurate reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) further downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (v)the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (vi) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vii) limited access to external sources of liquidity and financing; (viii) the effect of guaranteed benefits within our products; (ix) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (x) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (xi) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (xii) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xiii) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xiv) our ability to attract and retain key personnel in a competitive environment; (xv) our dependence on third parties to maintain critical business and administrative functions; (xvi) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xvii) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xviii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xix) regulatory actions or examinations may harm our business; and (xx) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-K, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-K, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our financial condition at December 31, 2014 and 2013; our results of operations for the years 2014, 2013 and 2012; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with our financial statements in this Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

In 2014, 99% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 94% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

Earnings Drivers

Our profitability is driven by interaction of the following elements:

•
Fees on life and annuity products consist primarily of: (i) COI charges, which are based on the difference between policy face amounts and the account values (referred to as the net amount at risk or “NAR”); (ii) asset-based fees (including mortality and expense charges for variable annuities) which are calculated as a percentage of assets under management within our separate accounts; (iii) premium-based fees to cover premium taxes and renewal commissions; and (iv) surrender charges.

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

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which an additional liability is required to be held above the account value liability. These reserves for future losses are determined by accruing ratably over historical and anticipated positive income. The assumptions used in estimating these liabilities are subject to the same variability and risk, and these factors can vary significantly from period to period, particularly the impact from changes in interest rates.

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

•
Deferred policy acquisition cost (“DAC”) amortization is based on the amount of expenses deferred, actual results in each quarter and management’s assumptions about the future performance of the business. The amount of future profit or margin is dependent principally on investment returns in our separate accounts, interest and default rates, reinsurance costs and recoveries, mortality, surrender rates, premium persistency and expenses. These factors enter into management’s estimates of gross profits or margins, which generally are used to amortize DAC. Actual equity market movements, net investment income in excess of amounts credited to policyholders, claims payments and other key factors can vary significantly from our assumptions, resulting in a change in estimated gross profits or margins, and a change in amortization, with a resulting impact to income. In addition, we regularly review and reset our assumptions in light of actual experience (or “unlock”), which can result in material changes in amortization for the period of the unlock.

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

Under U.S. GAAP, premiums and deposits for variable life, universal life and annuity products are not immediately recorded as revenues. For certain investment options of variable products, deposits are reflected on our balance sheets as an increase in liabilities. Premiums and deposits for universal life, fixed annuities and certain investment options of variable annuities are reflected on our balance sheets as an increase in policyholder deposit funds. Premiums and deposits for other products are reflected on our balance sheets as an increase in policy liabilities and accruals.

Recent Trends in Earnings Drivers

•
Net realized investment gains or losses. Net realized investment gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative instruments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative instruments are driven by changes in the equity markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. In 2014, there were realized losses on the embedded derivatives, while there were gains on the variable annuity embedded derivatives and losses on the fixed indexed annuity embedded derivative in 2013. In 2014, the losses on the embedded derivatives were primarily driven by the continued decline of interest rates and increased volatility in the equity markets.

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets. The liability increased more significantly in the current year compared to the prior year as a result of decreases in the new money yield for the year, and a change in the slope of the forward curve, which indicates the market expectation of future changes in interest rates.

As part of the annual assumption review and unlock, assumptions used in the calculation of the liability for PFBL are updated. In both 2013 and 2014, updates were made to long-term mortality assumptions that impacted expected future gross profits favorably. These updates resulted in an unlock benefit of $4.5 million for the year ended December 31, 2014 and a benefit of $86.2 million for the year ended December 31, 2013.

◦	Overall, mortality improved in 2013 and has stayed consistent between 2013 and 2014. As a result, policy benefit expenses associated with incurred claims has remained consistent between the periods.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by changes in actual policyholder behavior and expected policyholder behavior, as well as market changes and investment results. The most significant driver of changes in liabilities associated with guaranteed benefits is the fixed indexed annuity business. As a result of realized losses on the investments that are used to hedge this business, the liability accrual for the year ended December 31, 2014 was less than that for the year ended December 31, 2013. Generally, realized losses on the derivatives used to hedge this business will be offset by a benefit to the guaranteed benefit liabilities.

•
Other operating expenses. Other operating expenses have remained at elevated levels and continued to impact our earnings. These expenses are driven primarily by professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a driver of other operating expenses for the Company.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are due to realized gains / losses on the underlying investment portfolios, and changes due to the annual assumption review and unlock. Realized losses on the derivatives that are used to hedge the fixed indexed annuity business have provided benefits to amortization for the year ended December 31, 2014, while the assumption updates implemented as part of the annual unlock provided a benefit for the year ended December 31, 2013 and a loss for the year ended December 31, 2014.

•
Income taxes. The effective tax rate for 2014 and 2013 was (3.6%) and (62.2%), respectively. The primary drivers of the differences between the effective tax rate and the U.S. statutory rate of 35% in 2014 is the increase in the valuation allowance on the pre-tax loss and the dividends received deduction. The primary drivers of the differences between the effective tax rate and the U.S. statutory rate in 2013 is the decrease in the valuation allowance on the pre-tax income and the dividends received deduction.

Strategy and Outlook

Since 2009, we have pursued a strategy focused on balance sheet strength, policyholder service, operational efficiency and profitable growth. Within the growth portion of the strategy, we shifted our target market to middle market and mass affluent families and individuals planning for or living in retirement and focused the majority of our efforts on building and distributing a competitive portfolio of fixed indexed annuity products. On a smaller scale, we developed life insurance products for the same target market. Our ultimate parent company established a distribution company to sell Phoenix products through independent marketing organizations and producers and provide consulting services to partner firms in support of policies written by companies other than Phoenix. These efforts have produced a firm foundation for continued growth, even as our business remains sensitive to general economic conditions and capital market trends including equity markets and interest rates.

We believe there is significant demand for our products among middle market and mass affluent households, which have a variety of financial planning needs, such as tax-deferred savings, safety of principal, guaranteed income during retirement, income replacement and death benefits. The current low interest rate environment provides limited opportunities for consumers to protect principal and generate predictable income. Our fixed indexed annuity products are positioned favorably vis-à-vis traditional investments such as conventional fixed annuities and bank certificates of deposits since they offer principal protection, lifetime income options and earnings potential tied to stock market indices.

Recent trends in the life insurance industry may affect our mortality, policy persistency and premium persistency for certain blocks of in force business. Deviations in experience from our assumptions have had, and could continue to have, an adverse effect on the profitability of certain universal life products. Most of our current products permit us to increase charges and adjust crediting rates during the life of the policy or contract (subject to guarantees in the policies and contracts). We have made, and may in the future make, such adjustments.

Each year we perform a comprehensive assumption review or an unlocking where we revise our assumptions to reflect the results of recent experience studies, thereby changing our estimate of estimated gross profits (“EGPs”) in the DAC and unearned revenue amortization models, as well as projections within the death benefit and other insurance benefit reserving models.

Impact of New Accounting Standards

For a discussion of accounting standards and changes in accounting, see Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of EGPs used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. Actual results could differ from these estimates.

Certain of our critical accounting estimates are as follows:

Deferred Policy Acquisition Costs

We amortize DAC based on the related policy’s classification. For universal life, variable universal life and deferred annuities, deferred policy acquisition costs are amortized in proportion to EGPs discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. EGPs are based on historical and anticipated future experience which is updated periodically.

DAC is adjusted through other comprehensive income (“OCI”) each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

The projection of EGPs requires the extensive use of actuarial assumptions, estimates and judgments about the future. Future EGPs are generally projected for the estimated lives of the contracts. Assumptions are set separately for each product and are reviewed at least annually based on our current best estimates of future events.

The Company has updated a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates made over the last several years resulting in a change to future gross profits and the amortization of DAC, SIA and URR are related to changes in expected premium persistency, the incorporation of a mortality improvement assumption and other updates to mortality based on updated experience. Other of the more significant drivers of changes to expected gross profits over the last several years include changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in mortality, lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information related to DAC.

Policy Liabilities and Accruals

Future policy benefits are generally payable over an extended period of time and related liabilities are calculated recognizing future expected benefits, expenses and premiums. Such liabilities are established based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policyholder behavior, investment returns, inflation, expenses and other contingent events as appropriate. These assumptions are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a cohort basis, as appropriate. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

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

We expect that our universal life block of business will generate profits followed by losses and, therefore, we establish an additional liability (“PFBL”) to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing deferred policy acquisition costs and are subject to the same variability and risk.

See Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Enterprise Risk Management” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for additional information.

Embedded Derivative Liabilities

We make guarantees on certain variable annuity contracts, including GMAB, GMWB and combination rider (“COMBO”) as well as provide credits based on the performance of certain indices (“index credits”) on our fixed indexed annuity contracts that meet the definition of an embedded derivative. The GMAB, GMWB and COMBO embedded derivative liabilities associated with our variable annuity contracts are accounted for at fair value, using a risk neutral stochastic valuation methodology with changes in fair value recorded in realized investment gains. The inputs to our fair value methodology include estimates derived from the asset derivatives market, including the equity volatility and the swap curve. Several additional inputs are not obtained from independent sources, but instead reflect our internally developed assumptions related to mortality rates, lapse rates and policyholder behavior. The fair value of the embedded derivative liabilities associated with the index credits on our fixed indexed annuity contracts is calculated using the budget method with changes in fair value recorded in realized investment gains. The initial value under the budget method is established based on the fair value of the options used to hedge the liabilities. The value of the index credits in future years is estimated to be the budgeted amount. The budget amount is based on the impact of projected interest rates on the discounted liabilities. Several additional inputs reflect our internally developed assumptions related to lapse rates and policyholder behavior. As there are significant unobservable inputs included in our fair value methodology for these embedded derivative liabilities, we consider the above-described methodology as a whole to be Level 3 within the fair value hierarchy.

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

The CSA is updated every quarter and, therefore, the fair value will change with the passage of time even in the absence of any other changes that would affect the valuation. For example, the December 31, 2014 fair value of $160.3 million would increase to $170.0 million if the spread were decreased by 50 basis points. If the spread were increased by 50 basis points, the fair value would decrease to $151.4 million.

Valuation of Debt and Equity Securities

We classify our debt and equity securities as available-for-sale and report them in our balance sheets at fair value. Fair value is based on quoted market price or external third-party information, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments and by independent pricing sources or internally developed pricing models.

Fair Value of Securities by Pricing Source: [1]	As of December 31, 2014
($ in millions)	Fixed Maturities at Fair Value	% of Total Fair Value

Priced via independent market quotations	$2,965.5	68.9%
Priced via matrices	1,209.2	28.1%
Priced via broker quotations	15.7	0.4%
Priced via other methods	31.4	0.7%
Short-term investments [2]	79.8	1.9%
Total	$4,301.6	100.0%
———————

[1]	Inclusive of short-term investments.

[2]	Short-term investments are valued at amortized cost, which approximates fair value.

See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures of our fair value methodologies.

Other-than-Temporary Impairments on Available-for-Sale Securities

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be an OTTI.

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

An impairment of a debt security, or certain equity securities with debt-like characteristics, is deemed other-than-temporary if:

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

An equity security impairment is deemed other-than-temporary if:

•	the security has traded at a significant discount to cost for an extended period of time; or

•	we determined we may not realize the full recovery on our investment.

Equity securities are determined to be other-than-temporarily impaired based on management judgment and the consideration of the issuer’s financial condition along with other relevant facts and circumstances. Those securities which have been in a continuous decline for over twelve months and declines in value that are severe and rapid are considered for reasonability of whether the impairment would be temporary. Although there may be sustained losses for over twelve months or losses that are severe and rapid, additional information related to the issuer performance may indicate that such losses are not other-than-temporary.

See Note 3 and Note 7 to our financial statements under “Item 8: Financial Statements and Supplementary Data” and the “Debt and Equity Securities” and “Enterprise Risk Management” sections of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for more information.

Income Taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes.

We are included in the consolidated federal income tax return filed by Phoenix and are party to a tax sharing agreement by and among Phoenix and its subsidiaries. In accordance with this agreement, federal income taxes are allocated as if they had been calculated on a separate company basis, except that benefits for any net operating losses or other tax credits generated by the Company will be provided at the earlier of when such loss or credit is utilized in the consolidated federal tax return and when the tax attribute would have otherwise expired.

Deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. U.S. GAAP requires an assessment of the realizability of deferred tax assets in order to determine whether a valuation allowance should be recorded. The total deferred tax asset, net of any valuation allowance, represents the deferred tax asset that management estimates to be realizable. The assessment of the realizability of deferred tax assets involves management making assumptions and judgments about all available positive and negative evidence including the reversal of gross deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent operating results, including the existence of cumulative income (loss) incurred over the three-year period ended December 31, 2014.

As of December 31, 2014, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $127.9 million has been recorded on net deferred tax assets of $141.0 million. The valuation allowance recorded constitutes a full valuation allowance on the net deferred tax assets that require future taxable income in order to be realized. The remaining deferred tax asset of $13.1 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $43.1 million in net loss and an increase of $14.9 million in OCI-related deferred tax balances.

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

Results of Operations

Summary Financial Data: ($ in millions)	For the years ended December 31,		Increase (decrease) and percentage change
	2014	2013	2014 vs. 2013
REVENUES:
Premiums	$12.4	$13.9	$(1.5)	(11%)
Insurance and investment product fees	358.3	367.0	(8.7)	(2%)
Net investment income	172.0	140.9	31.1	22%
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.3)	(0.9)	(0.4)	44%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	(0.9)	0.9	(100%)
Net OTTI losses recognized in earnings	(1.3)	(1.8)	0.5	(28%)
Net realized investment gains (losses), excluding OTTI losses	(63.7)	(1.2)	(62.5)	NM
Net realized investment gains (losses)	(65.0)	(3.0)	(62.0)	NM
Total revenues	477.7	518.8	(41.1)	(8%)
BENEFITS AND EXPENSES:
Policy benefits	397.7	277.6	120.1	43%
Policy acquisition cost amortization	84.9	83.4	1.5	2%
Other operating expenses	100.6	118.1	(17.5)	(15%)
Total benefits and expenses	583.2	479.1	104.1	22%
Income (loss) before income taxes	(105.5)	39.7	(145.2)	NM
Income tax expense (benefit)	3.8	(24.7)	28.5	(115%)
Net income (loss)	$(109.3)	$64.4	$(173.7)	NM

Analysis of Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

The decrease in net income of $173.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to the following items:

•	The increase in policy benefits expense of $120.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily driven by the following:

◦
A decrease of $87.0 million in the unlock benefit in 2014, which was a benefit of $95.3 million in 2013 and a benefit of $8.3 million in 2014. The unlock benefit in the current year is driven primarily by changes in policyholder behavior assumptions in the universal life business, most significantly mortality and lapses. The benefit in 2013 was driven primarily by the incorporation of a mortality improvement assumption in the universal life business.

◦
An increase of $40.0 million in PFBL, excluding unlock, in 2014 compared to 2013. The increase in PFBL was primarily driven by a decrease in the new money yield for the year and the slope of the forward curve, which indicates the market expectation of future changes in interest rates which reduces expected future profitability and increases the liability.

◦
The guaranteed liability for the fixed indexed annuity GMWB and GMDB increased in both periods, excluding unlock, but increased $33.1 million for the year ended December 31, 2014 and increased $60.5 million for the year ended December 31, 2013. The reduction in the current year expense is primarily driven by realized capital losses on the derivative investments used to hedge this business, which generally positively impact the guaranteed benefit liabilities.

•
Realized losses increased by $62.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. In 2014, there were realized losses on the embedded derivatives both in the fixed indexed annuity business and the variable annuity business, while there were gains on the variable annuity embedded derivatives and losses on the fixed indexed annuity embedded derivatives in 2013. In 2014, the losses on the embedded derivatives were primarily driven by the continued decline of interest rates and increased volatility in the equity markets. In 2013, the gains were driven primarily by strong equity market performance decreasing the liability associated with the variable annuity guarantees.

•
The income tax expense increased $28.5 million from a benefit of $24.7 million for the year ended December 31, 2013 to an expense of $3.8 million for the year ended December 31, 2014. The increase in 2014 was primarily driven by an increase in current tax expense accrued.

•	Premium revenue decreased $1.5 million for the year ended December 31, 2014 compared with the year ended December 31, 2013 as a result of lower renewal premiums due to declining policies in force.

Partially offsetting the decrease in net income are the following:

•
Net investment income increased $31.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net investment income is driven primarily by continued sales of the fixed indexed annuity business and overall higher asset levels while the yield has remained relatively stable.

•
Other operating expenses decreased $17.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in other operating expenses is driven primarily by a decrease in the amount of audit fees and other professional services fees that are being allocated to the Company.

Effects of Inflation

For the years 2014, 2013 and 2012, inflation did not have a material effect on our results of operations.

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

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. As reported in “Item 9A: Controls and Procedures” of this Form 10-K, the Company has concluded that there are material weaknesses in its internal control over financial reporting, which have materially adversely affected its ability to timely and accurately report its results of operations and financial condition, and that its disclosure controls and procedures are ineffective as of December 31, 2014. These material weaknesses have not been fully remediated as of the filing date of this report and the Company cannot assure that other material weaknesses will not be identified in the future. It is necessary for the Company to maintain effective internal control over financial reporting to prevent fraud and errors, and to maintain effective disclosure controls and procedures so that it can provide timely and reliable financial and other information. If the Company fails to maintain an effective system of internal controls, the accuracy and timing of its financial reporting may be adversely affected. Further, the absence of timely and reliable financial and other information about the Company’s business operations may inhibit the Company’s ability to identify operational risk. A failure to correct material weaknesses in our internal controls could result in further restatements of financial statements and correction of other information filed with the SEC. See “Item 1A: Risk Factors” in Part I of this Form 10-K for a description of these and other risks that may impact the Company’s operations. Also see “Item 9A: Controls and Procedures” in Part II of this Form 10-K for more information regarding these weaknesses, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, and the Company’s remediation plans.

Phoenix has established an Operational Risk Committee, chaired by the Chief Risk Officer, to develop an enterprise-wide framework for managing operational risks. This committee meets periodically and includes membership that represents all significant operating, financial and staff departments of Phoenix. Among the risks the committee reviews and manages and for which it provides general oversight are business continuity risk, disaster recovery risk and risks related to the Company’s information technology systems.

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

We also measure, manage and monitor market risk associated with our investments, both those backing insurance liabilities and those supporting surplus. This process primarily involves Corporate Portfolio Management. This organization makes recommendations and reports results to our Investment Policy Committee, chaired by the Chief Investment Officer. Please refer to the sections that follow, including “Debt and Equity Securities,” following this discussion of Enterprise Risk Management, for more information on our investment risk exposures. Within the parameters specified in our investment policy, we regularly refine our allocations based on factors including ratings, duration and type of fixed income security to appropriately balance market risk exposure and expected return.

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

One of the key measures we use to quantify our interest rate exposure is duration, a measure of the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, or 1%, the fair value of an asset or liability with a duration of five is expected to decrease by 5%. We believe that as of December 31, 2014, our asset and liability portfolio durations were reasonably matched.

The Company uses an industry recognized analytic model to calculate the fair value of its fixed income portfolio. The Company’s interest rate sensitivity analysis reflects the change in market value assuming a +/-100 basis point parallel shift in the yield curve. The 100 basis point downward shift has a floor of zero to prevent rates from becoming negative. The table below shows the estimated interest rate sensitivity of our fixed income financial instruments measured in terms of fair value.

Interest Rate Sensitivity of Fixed Income Financial Instruments:	As of December 31, 2014
($ in millions)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Cash and short-term investments	$242.3	$242.1	$241.9
Available-for-sale debt securities	4,479.9	4,221.8	3,975.2
Available-for-sale equity securities	30.8	28.7	26.1
Fair value investments [1]	47.4	46.7	45.6
Totals	$4,800.4	$4,539.3	$4,288.8
———————

[1]	Includes debt securities where the fair value option has been elected.

See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on fair value instruments.

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

Interest Rate Sensitivity of Derivatives:	As of December 31, 2014
($ in millions)	Notional Amount	Weighted- Average Term (Years)	-100 Basis Point Change	Fair Value	+100 Basis Point Change

Interest rate swaps	$114.0	9.9	$17.2	7.8	$(0.7)
Variance swaps	0.9	2.0	(8.7)	(8.6)	(8.5)
Swaptions	777.0	0.2	—	0.2	8.3
Put options	677.5	3.8	33.6	29.4	25.4
Call options [1]	1.5	0.9	0.8	0.9	0.9
Equity futures	2.9	0.3	(0.5)	(0.5)	(0.5)
Total	$1,573.8		$42.4	$29.2	$24.9
———————

[1]	Excludes call options used to hedge fixed indexed annuity products.

See Note 9 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information on derivative instruments.

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

See the “Critical Accounting Estimates” section above for more information on DAC and policy liabilities and accruals.

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

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	As of December 31, 2014
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$429.9	$352.2	$316.4
Other universal life	146.1	152.7	155.5	153.7	154.6	154.9
Other life and annuity products [2]	—	—	—	57.3	54.1	51.4
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

The profits followed by losses reserve is, as indicated above, particularly sensitive to interest rate changes. Investment earnings on the portfolio backing these policies as well as the discount rate on the liability are based on assumptions regarding the portfolio earned rates, both in the near term as well as the ultimate long-term earned rate. The long-term earned rate is reviewed annually as part of the unlock. Near term portfolio yields are assumed to revert to the long-term yield based on market implied forward rates. This analysis is updated quarterly and can result in volatility in net income during periods in which forward rates change significantly.

Guaranteed Minimum Interest Crediting Rates

The primary potential risk to our operations related to guaranteed minimum interest crediting rates could arise mainly in our universal life product since the account values with higher guarantees, primarily 4.0%, are concentrated in this product. Our other annuity products also contain guaranteed minimum interest rates but the aggregate account values or the guaranteed minimum rates are relatively lower compared to universal life. At December 31, 2014, we have approximately $5.4 billion of policyholder insurance liabilities and policyholder deposit funds. Of this amount, approximately $4.1 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to certain guaranteed minimums. The table below summarizes the related account values of policies with guaranteed minimum interest rates using ranges indicating the percentage of account values at the guaranteed minimum interest rate range. Our products that do not have an account value with a guaranteed minimum crediting rate are not included in the table below, even though most of our products to some degree are sensitive to interest rates. The table below focuses on products with both an account value and a guaranteed minimum interest rate. See the “Low Interest Rate Environment” section below for further discussion.

Range of Guaranteed Minimum Interest Crediting Rates:	As of December 31, 2014
($ in billions)	Account Values	% of Account Values at Guaranteed Minimum Crediting Rate

Less than 1.5% [1]	$2.8	83.0%
Equal to or greater than 1.5% but less than 3.5%	0.4	82.6%
Equal to or greater than 3.5% but less than or equal to 4.0%	0.8	73.5%
Greater than 4.0% but less than 5.0%	0.1	70.9%
Total	$4.1
———————

[1]	Of the $2.8 billion, $2.7 billion represents account value in fixed indexed annuity products. Most of these contracts have guaranteed minimum interest crediting rates of 0%, or close to 0%.

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

Equity Risk Management

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. At December 31, 2014, we held certain financial instruments that are sensitive to equity market movements, including available-for-sale equity securities, primarily related to our holdings of common stock and mutual funds, private equity partnership interests and other equities, as well as fair value equity instruments, equity options and other investments. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

The table below shows the sensitivity of our investments that are sensitive to public equity market movements measured in terms of their fair value.

Sensitivity to Public Equity Market Movements:	As of December 31, 2014
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

Limited partnerships and other investments	$11.3	$12.5	$13.8
Derivative instruments [1]	38.0	29.2	22.7
———————

[1]	Primarily includes swaptions, put options, call options and equity futures, excluding those associated with the fixed indexed annuity products.

Certain liabilities are sensitive to equity market movements. Our exposure to changes in equity prices primarily results from our variable annuity and variable life products. We manage our insurance liability risks on an integrated basis with other risks through our liability and risk management and capital and other asset allocation strategies.

Certain variable annuity products sold by us contain GMDBs. The GMDB feature provides annuity contract owners with a guarantee that the benefit received at death will be no less than a prescribed amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary or, if a contract has more than one of these features, the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. This typically results in an increase in annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of December 31, 2014, the difference between the GMDB and the current account value (NAR) for all existing contracts was $16.8 million. This was our exposure to loss had all contract owners died on December 31, 2014. See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

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

See Note 5 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding DAC.

The table below shows the estimated equity risk sensitivity of our liability products that are sensitive to equity market movements measured in terms of their fair value.

Equity Risk Sensitivity of Our Liability Products:	As of December 31, 2014
($ in millions)	Balance after -10% Equity Price Change	Fair Value	Balance after +10% Equity Price Change

GMAB [1]	$1.2	$(0.3)	$(1.8)
GMWB [1]	10.5	6.9	3.5
COMBO [1]	(0.1)	(0.2)	(0.2)
———————

[1]	The values above represent changes to balances before adjustment for unrealized gains/losses.

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

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 80% of the Company’s $5.4 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. However, universal life account values represent less than 20.0% of our total policy liabilities, accruals, and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.6% for the year ended December 31, 2014 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

While fixed indexed annuities comprise a larger balance of policies with guaranteed minimum interest rates to protect the initial investment, the crediting/guarantee rates on these products adjust more consistently with interest rates so there is a less significant impact to our results of operations.

The Company estimates that the annualized net investment income yield on its fixed income securities was approximately 4.3% during the year ended December 31, 2014. The average investment rate on fixed income securities purchases during the year ended December 31, 2014 was approximately 4.0% on total purchases of approximately $1.1 billion. Management estimates that proceeds from maturities, calls and prepayments of approximately $220 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at December 31, 2014, we estimate that would reduce net investment income by less than $3 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

The low interest rate environment discussion immediately above does not include the additional and interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing estimated gross profits. (See “Enterprise Risk Management - Market Risk - Interest Rate Sensitivity of DAC and Policy Liabilities” discussion above.)

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

Using professional judgment and experience, we evaluate and weigh the relevance and significance of all readily available market information to determine the best estimate of fair value. The fair value investments with unobservable inputs are determined by management after considering prices from our pricing vendors. Fair values for debt securities are primarily based on yield curve analyses along with ratings and spread data. Other inputs may be considered for fair value calculations including published indexed data, sector specific performance, comparable price sources and similar traded securities.

See Note 10 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information regarding the estimated fair value of investments.

Debt and Equity Securities

We invest in a variety of debt and equity securities. We classify these investments into various sectors using industry conventions; however, our classifications may differ from similarly titled classifications of other companies. We classify debt securities into investment grade and below-investment-grade securities based on ratings prescribed by the National Association of Insurance Commissioners (“NAIC”). In a majority of cases, these classifications will coincide with ratings assigned by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”); however, for certain structured securities, the NAIC designations may differ from NRSRO designations based on the amortized cost of the securities in our portfolio.

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of December 31, 2014, available-for-sale equity securities include $28.7 million of perpetual preferred securities, of which $6.9 million was below-investment-grade. As of December 31, 2014, our available-for-sale debt securities, with a fair value of $4,221.8 million, represented 91.5% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		As of December 31, 2014
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$2,477.2	58.7%	$2,363.8	58.2%
2	BBB	1,557.8	36.9%	1,510.3	37.2%
	Total investment grade	4,035.0	95.6%	3,874.1	95.4%
3	BB	133.2	3.1%	132.3	3.2%
4	B	50.0	1.2%	51.2	1.3%
5	CCC and lower	0.6	—%	0.6	—%
6	In or near default	3.0	0.1%	2.7	0.1%
	Total available-for-sale debt securities	$4,221.8	100.0%	$4,060.9	100.0%

Available-for-Sale Debt Securities by Type:	As of December 31, 2014
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$89.3	$82.4	$6.9	$—	$6.9
State and political subdivision	229.2	217.2	13.6	(1.6)	12.0
Foreign government	73.8	69.2	5.4	(0.8)	4.6
Corporate	2,831.9	2,730.7	128.4	(27.2)	101.2
CMBS	255.6	236.2	19.4	—	19.4
RMBS	576.4	558.9	20.9	(3.4)	17.5
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	83.5	84.2	0.4	(1.1)	(0.7)
Other ABS	82.1	82.1	3.8	(3.8)	—
Total available-for-sale debt securities	$4,221.8	$4,060.9	$198.8	$(37.9)	$160.9

Available-for-Sale Debt Securities by Type and Credit Quality:	As of December 31, 2014
($ in millions)	Investment Grade		Below Investment Grade
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

U.S. government and agency	$89.3	$82.4	$—	$—
State and political subdivision	229.2	217.2	—	—
Foreign government	70.4	66.2	3.4	3.0
Corporate	2,669.9	2,567.3	162.0	163.4
CMBS	255.6	236.2	—	—
RMBS	565.0	547.7	11.4	11.2
CDO/CLO	81.4	82.4	2.1	1.8
Other ABS	74.2	74.7	7.9	7.4
Total available-for-sale debt securities	$4,035.0	$3,874.1	$186.8	$186.8
Percentage of total available-for-sale debt securities	95.6%	95.4%	4.4%	4.6%

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of December 31, 2014 in our available-for-sale debt and short-term investment portfolio were banking (7.1%), electrical utilities (6.6%), oil/oil services and equipment (6.0%), diversified financial services (4.4%) and real estate investment trusts (3.8%).

Eurozone Exposure

The following table presents exposure to European debt. We have focused on the countries experiencing significant economic, fiscal or political strain that could increase the likelihood of default.

Fair Value of Eurozone Exposure by Country	As of December 31, 2014
($ in millions)	Sovereign Debt	Financial Institutions	All Other	Total	% of Debt Securities [1]

Spain	$—	$—	$6.9	$6.9	0.2%
Ireland	—	—	7.1	7.1	0.2%
Italy	—	—	2.3	2.3	0.1%
Total	—	—	16.3	16.3	0.5%
All other Eurozone [2]	2.2	17.8	108.6	128.6	2.9%
Total	$2.2	$17.8	$124.9	$144.9	3.4%
———————

[1]	Inclusive of available-for-sale debt securities and short-term investments.

[2]	Includes Finland, France, Germany, Latvia, Luxembourg and Netherlands.

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

Most of our RMBS portfolio is highly rated. At December 31, 2014, 98.1% of the total residential portfolio was rated investment grade. We hold $48.8 million of RMBS investments backed by prime rated mortgages, $64.7 million backed by Alt-A mortgages and $43.3 million backed by sub-prime mortgages, which combined amount to 3.2% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 79% rated NAIC-1 and 13% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. There were no RMBS impairments for the year ended December 31, 2014.

Residential Mortgage-Backed Securities:
($ in millions)	As of December 31, 2014
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default
Collateral
Agency	$427.9	$437.7	9.2%	100.0%	—%	—%	—%	—%	—%
Prime	46.3	48.8	1.0%	72.4%	17.4%	7.6%	2.6%	—%	—%
Alt-A	62.3	64.7	1.3%	71.9%	19.5%	8.6%	—%	—%	—%
Sub-prime	40.5	43.3	0.9%	98.0%	—%	2.0%	—%	—%	—%
Total	$577.0	$594.5	12.4%	94.5%	3.6%	1.7%	0.2%	—%	—%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $18.1 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

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

Commercial Mortgage-Backed Securities:
($ in millions)		As of December 31, 2014
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$237.5	$256.9	5.4%	70.2%	4.6%	12.3%	10.7%	2.2%
NAIC-2	BBB	2.1	2.1	0.1%	—%	—%	82.8%	17.2%	—%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	1.8	1.9	—%	—%	—%	—%	—%	100.0%
Total		$241.4	$260.9	5.5%	69.1%	4.5%	12.8%	10.7%	2.9%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $2.1 million and $2.2 million, respectively. CMBS holdings in this exhibit include $3.1 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

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

Sources and Types of Net Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012

Total other-than-temporary debt impairments	$(1.3)	$(0.9)	$(5.0)
Portion of losses recognized in OCI	—	(0.9)	2.2
Net debt impairments recognized in earnings	$(1.3)	$(1.8)	$(2.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	(0.1)
Foreign government	—	—	—
Corporate	(1.3)	—	—
CMBS	—	(0.3)	(0.1)
RMBS	—	(1.3)	(1.9)
CDO/CLO	—	(0.2)	(0.4)
Other ABS	—	—	(0.3)
Net debt security impairments	(1.3)	(1.8)	(2.8)
Equity security impairments	—	—	—
Impairment losses	(1.3)	(1.8)	(2.8)
Debt security transaction gains	6.1	11.3	22.8
Debt security transaction losses	(2.4)	(0.4)	(0.7)
Equity security transaction gains	—	—	—
Equity security transaction losses	(0.1)	—	—
Limited partnerships and other investment transaction gains	—	—	—
Limited partnerships and other investment transaction losses	—	—	(0.3)
Net transaction gains (losses)	3.6	10.9	21.8
Derivative instruments	(21.9)	(23.1)	(49.0)
Embedded derivatives [1]	(45.4)	11.0	4.0
Related party reinsurance derivatives	—	—	(8.0)
Net realized investment gains (losses), excluding impairment losses	(63.7)	(1.2)	(31.2)
Net realized investment gains (losses), including impairment losses	$(65.0)	$(3.0)	$(34.0)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 8 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data, such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in 2014 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	As of December 31,
($ in millions)	2014	2013	2012

Balance, beginning of period	$(18.5)	$(17.8)	$(21.3)
Add: Credit losses on securities not previously impaired [1]	—	(0.3)	(1.4)
Add: Credit losses on securities previously impaired [1]		(0.7)	(1.2)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	1.4	0.3	6.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(17.1)	$(18.5)	$(17.8)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1]	As of December 31,
($ in millions)	2014	2013

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	—	(0.4)
RMBS	(8.6)	(8.6)
CDO/CLO	(2.7)	(3.0)
Other ABS	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(13.0)	$(13.7)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	As of December 31, 2014
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities
Total fair value	$764.4	$311.0	$31.7	$421.7
Total amortized cost	802.3	320.3	32.9	449.1
Unrealized losses	$(37.9)	$(9.3)	$(1.2)	$(27.4)
Number of securities	244	110	11	123
Investment grade:
Unrealized losses	$(32.8)	$(7.0)	$(1.1)	$(24.7)
Below investment grade:
Unrealized losses	$(5.1)	$(2.3)	$(0.1)	$(2.7)
Available-for-sale equity securities
Unrealized losses	$(0.3)	$—	$—	$(0.3)
Number of securities	4	—	—	4

For available-for-sale debt securities with gross unrealized losses, 86.5% of the unrealized losses after offsets pertain to investment grade securities and 13.5% of the unrealized losses after offsets pertain to below-investment-grade securities at December 31, 2014.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	As of December 31, 2014
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(11.4)	$(1.1)	$—	$(10.3)
Number of securities	9	2	—	7
Investment grade:
Unrealized losses over 20% of cost	$(10.5)	$(0.8)	$—	$(9.7)
Below investment grade:
Unrealized losses over 20% of cost	$(0.9)	$(0.3)	$—	$(0.6)
Available-for-sale equity securities
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities	—	—	—	—

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

Historically, we have used cash flows from operations, investing activities and capital contributions from our shareholder to fund liquidity requirements. Our principal cash inflows from life insurance and annuities activities come from premiums, annuity deposits and charges on insurance policies and annuity contracts. Principal cash inflows from investing activities result from repayments of principal, proceeds from maturities, sales of invested assets and investment income.

Summary Cash Flows:	For the years ended December 31,
($ in millions)	2014	2013

Cash provided by (used for) operating activities	$(83.4)	$(130.5)
Cash provided by (used for) investing activities	(657.3)	(487.3)
Cash provided by (used for) financing activities	722.0	715.7
Change in cash and cash equivalents	$(18.7)	$97.9

2014 compared to 2013

Cash flows used for operating activities decreased by $47.1 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was driven by lower death benefits paid for universal life during 2014 in conjunction with reduced audit and consulting fees related to the restatement of our prior period financial statements. Partially offsetting this decrease was increased commission paid related to higher sales of fixed indexed annuity products.

Cash flows used for investing activities increased $170.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of of an increase in purchases of available-for-sale securities and short-term investments. This change is primarily driven by more cash being provided by operating activities, namely due to a reduction in death benefits and professional fees paid. Partially offsetting this increase were increased sales and maturities of short-term investments during the period.

Cash flows provided by financing activities increased $6.3 million during the year ended December 31, 2014. This was primarily a result of an increase in policyholder deposits of fixed indexed annuity products during 2014. Offsetting this increase were reductions of inflows related to capital contributions and debt issuances.

Annuity Actuarial Reserves and Deposit Fund Liability Withdrawal Characteristics:	As of December 31,
($ in millions)	2014		2013
	Amount [1]	Percent	Amount [1]	Percent

Not subject to discretionary withdrawal provision	$303.4	6%	$177.1	4%
Subject to discretionary withdrawal without adjustment	290.2	6%	312.1	7%
Subject to discretionary withdrawal with market value adjustment	2,602.3	54%	2,078.9	46%
Subject to discretionary withdrawal at contract value less surrender charge	0.7	—%	29.6	1%
Subject to discretionary withdrawal at market value	1,614.0	34%	1,903.2	42%
Total annuity contract reserves and deposit fund liability	$4,810.6	100%	$4,500.9	100%
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

The cash values of certain individual life insurance policies increase over the lives of the policies. Policyholders have the right to borrow an amount up to a certain percentage of the cash value on those policies. As of December 31, 2014, we had approximately $737.7 million in cash values with respect to which policyholders had rights to take policy loans. For eligible policies, the majority of policy loans are at variable interest rates that are reset annually on the policy anniversary. Policy loans at December 31, 2014 were $68.1 million.

The primary liquidity risks regarding cash inflows from the investing activities are the risks of default by debtors, interest rate and other market volatility, and potential illiquidity of investments. We closely monitor and manage these risks.

Management targets a minimum risk based capital of 225% at the Company. In 2014 and 2013, The Phoenix Companies, Inc. made capital contributions of $15.0 million and $45.0 million, respectively for our benefit. In 2013, we issued a $30.0 million surplus note which was purchased by The Phoenix Companies, Inc.

We believe that our current and anticipated sources of liquidity are adequate to meet our current and anticipated needs.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their respective financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity. For additional information regarding certain risks associated with our credit ratings, please see the risk factors under “Risks Related to the Restatement of Prior Period Financial Statements and our Internal Control Over Financial Reporting.” contained in “Item 1A: Risk Factors” in Part I of this Form 10-K.

The financial strength ratings as of April 6, 2015 were as follows:

Rating Agency [1]	Financial Strength Ratings of Phoenix Life and PHL Variable	Outlook

A.M. Best Company, Inc.	B	Stable
Standard & Poor’s	B+	Negative
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

Financial Condition

Balance Sheets:	As of December 31,		Increase (decrease) and percentage change
($ in millions)	2014	2013	2014 vs. 2013
ASSETS
Available-for-sale debt securities, at fair value	$4,221.8	$3,416.1	$805.7	24%
Available-for-sale equity securities, at fair value	28.7	11.2	17.5	156%
Short-term investments	79.8	81.0	(1.2)	(1%)
Limited partnerships and other investments	12.5	10.5	2.0	19%
Policy loans, at unpaid principal balances	68.1	66.1	2.0	3%
Derivative instruments	157.5	225.3	(67.8)	(30%)
Fair value investments	46.7	48.6	(1.9)	(4%)
Total investments	4,615.1	3,858.8	756.3	20%
Cash and cash equivalents	162.3	181.0	(18.7)	(10%)
Accrued investment income	33.2	27.3	5.9	22%
Reinsurance recoverable	464.6	494.3	(29.7)	(6%)
Deferred policy acquisition costs	430.9	470.1	(39.2)	(8%)
Deferred income taxes, net	13.1	27.8	(14.7)	(53%)
Receivable from related parties	5.5	2.6	2.9	112%
Other assets	158.3	204.1	(45.8)	(22%)
Separate account assets	1,757.5	2,052.7	(295.2)	(14%)
Total assets	$7,640.5	$7,318.7	$321.8	4%

LIABILITIES
Policy liabilities and accruals	$2,067.0	$1,882.9	$184.1	10%
Policyholder deposit funds	3,306.9	2,775.2	531.7	19%
Indebtedness due to affiliate	30.0	30.0	—	—%
Payable to related parties	7.6	14.1	(6.5)	(46%)
Other liabilities	167.7	182.4	(14.7)	(8%)
Separate account liabilities	1,757.5	2,052.7	(295.2)	(14%)
Total liabilities	7,336.7	6,937.3	399.4	6%

STOCKHOLDER’S EQUITY
Common stock	2.5	2.5	—	—%
Additional paid in capital	862.2	847.2	15.0	2%
Accumulated other comprehensive income (loss)	4.0	(12.7)	16.7	(131%)
Retained earnings (accumulated deficit)	(564.9)	(455.6)	(109.3)	24%
Total stockholder’s equity	303.8	381.4	(77.6)	(20%)
Total liabilities and stockholder’s equity	$7,640.5	$7,318.7	$321.8	4%

December 31, 2014 compared to December 31, 2013

Assets

Total assets increased $321.8 million from December 31, 2013 to December 31, 2014. The increase is primarily attributable to the following:

•
An increase in available-for-sale debt and equity securities of $823.2 million, which is primarily driven by continued purchases of fixed indexed annuities, for which there were deposits of $713.7 million for the year, and an increase in market value of $136.6 million for the year due to decreases in interest rates.

•
The increase in available-for-sale debt and equity securities is offset by a decrease in derivative assets of $67.8 million for the period, primarily due to the expiration of some of the swaptions and call options in the first quarter of 2014. The decrease is partially offset by a corresponding decrease in derivative liabilities, which are recorded within other liabilities.

The increase in investments is partially offset by the following:

•
A decrease in separate account assets of $295.2 million, primarily due to policyholder withdrawals and other fund withdrawals, which was partially offset by continued deposits on current business inforce and positive market performance during the year.

•
A decrease in the DAC asset of $39.2 million, which is driven primarily by a decrease of $38.0 million in the shadow component from unrealized gains on investments as well as continued amortization of previously deferred costs.

•
A decrease in other assets of $45.8 million, which is driven primarily by a decrease in the current tax receivable due to the Company’s tax sharing agreement, which was a receivable of $26.6 million at December 31, 2013 and was a payable of $22.8 million at December 31, 2014 and is recorded within other liabilities.

•	A decrease in deferred income taxes, net, of $14.7 million driven primarily by a decrease in unrealized losses on available-for-sale debt securities during the period.

Liabilities and Stockholder’s Equity

Total liabilities increased $399.4 million from December 31, 2013 to December 31, 2014. The increase is primarily attributable to the following:

•
An increase in policyholder deposit funds of $531.7 million, which is driven primarily by continued sales of the fixed indexed annuity products, for which there were deposits of approximately $713.7 million during the period.

•
An increase in policy liabilities and accruals of $184.1 million, which is driven primarily by continued increases in the reserves associated with guaranteed benefit liabilities of $88.3 million, as well as an increase in the profits followed by losses reserve on the universal life business of $96.3 million.

•
The increase in liabilities was partially offset by a decrease in separate account liabilities of $295.2 million. The decrease in separate account liabilities was primarily due to policyholder withdrawals and other fund withdrawals, and was partially offset by continued deposits on current business inforce and positive market performance during the year.

Total stockholder’s equity decreased $77.6 million from December 31, 2013 to December 31, 2014. The decrease is primarily attributable to the following:

•	A net loss for 2014 that increased the accumulated deficit by $109.3 million.

•
The increase in the accumulated deficit was partially offset by an increase in accumulated other comprehensive income of $16.7 million. The increase in accumulated other comprehensive income was driven primarily by net unrealized gains on investments, and the related offsetting impacts, due to decreases in interest rates during 2014.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commercial Commitments:	As of December 31, 2014
($ in millions)	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations Due
Purchase liabilities [1]	$2.0	$0.4	$0.8	$0.8	$—
Policyholder contractual obligation [2]	14,235.0	858.7	1,614.0	1,477.0	10,285.3
Total contractual obligations [3]	$14,237.0	$859.1	$1,614.8	$1,477.8	$10,285.3
Commercial Commitment Expirations
Other long-term liabilities [4]	$60.6	$59.5	$1.1	$—	$—
Total commercial commitments	$60.6	$59.5	$1.1	$—	$—
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

Future obligations are based on our estimate of future investment earnings, mortality and surrenders. Actual obligations in any single year, or ultimate total obligations, may vary materially from these estimates as actual experience emerges. As described in Note 3 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K, policy liabilities and accruals are recorded on the balance sheets in amounts adequate to meet the estimated future obligations of the policies in force. The policyholder obligations reflected in the table above exceed the policy liabilities, policyholder deposit fund liabilities and separate account liabilities reported on our December 31, 2014 balance sheets because the above amounts do not reflect future investment earnings and future premiums and deposits on those policies. Separate account obligations will be funded by the cash flows from separate account assets, while the remaining obligations will be funded by cash flows from investment earnings on general account assets and premiums and deposits on contracts in force.

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

Employee benefit expense allocated to us for these benefits totaled $3.8 million, $3.2 million and $4.6 million for 2014, 2013 and 2012, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). Phoenix Life took advantage of this in the third quarter of 2014 which resulted in no further contributions to the pension plan for the remainder of 2014. Over the next 12 months, Phoenix Life does not expect to make any contributions to the pension plan.

See Note 14 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Reinsurance

We maintain reinsurance agreements to limit potential losses, reduce exposure to larger risks and provide additional capacity for growth. We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 15%, or $67.2 million, of this total reinsurance recoverable.

Statutory Capital and Surplus and Risk-Based Capital

Our statutory basis capital and surplus including asset valuation reserve (“AVR”) decreased from $235.2 million at December 31, 2013 to $213.7 million at December 31, 2014. The principal factor resulting in this decrease was $41.1 million of net losses. This was partially offset by $15.0 million of capital contributions received from PM Holdings, Inc.

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

The RBC of PHL Variable as of December 31, 2014 was in excess of 200% of the Company Action Level.

See Note 16 to our financial statements under “Item 8: Financial Statements and Supplementary Data” in this Form 10-K for additional information.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of December 31, 2014, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that as of December 31, 2014 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.” The material weaknesses described below were first identified and reported in the 2012 Form 10-K and have not been fully remediated as of December 31, 2014 due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

To address the material weaknesses described below, management performed additional analysis and other procedures (as further described below under the subheading “Management’s Remediation Initiatives”) to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is defined as a process designed by or under the supervision of the Company’s principal executive and principal financial officers or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decrease over time.

Management, including the President and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that as of December 31, 2014, the material weaknesses in internal control over financial reporting described below have not been fully remediated due to insufficient time to fully evaluate, implement and assess the design and operating effectiveness of the related controls.

The material weaknesses included deficiencies in the period-end financial reporting process including the processing of journal entries and the preparation and review of account reconciliations, insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

The above material weaknesses also contributed to the following material weaknesses in internal control over financial reporting which have been identified and included in management’s assessment as of December 31, 2014:

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

•	The Company did not maintain effective controls over internally priced securities, including private placement debt securities.

•	The Company did not maintain effective controls over classification in the fair value hierarchy disclosure.

•	The Company did not maintain effective controls to properly recognize and measure counterparty non-performance risk on non-collateralized derivatives.

3.	Reinsurance Accounting – The Company did not maintain effective controls for complex reinsurance treaties. Specifically:

•	The Company did not maintain effective controls to analyze, document and review the U.S. GAAP accounting for such transactions at inception.

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

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

Management Changes

Management has made a number of changes in the finance organization with a focus on increasing U.S. GAAP knowledge and improving financial reporting processes in the organization. In 2014, the Company appointed a new Chief Risk Officer, a new head of Internal Audit, a new Chief Accounting Officer and hired additional certified public accountants and actuaries with U.S. GAAP expertise to supplement the staff charged with compiling and filing its U.S. GAAP results. In addition, the Company has established a financial reporting controls committee comprised of members of senior management. The committee was established to provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of material weaknesses and other control deficiencies, controls testing, and prioritization and allocation of resources.

Management’s Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its finance skills, capabilities, processes and control environment, and continues to enhance the Company’s financial control governance structure, align its resources and/or hire additional actuarial and accounting resources with the requisite U.S. GAAP experience. Moreover, management has taken steps to strengthen accounting policy documentation for its complex processes and transactions, enhance its documentation and processes related to assumptions underlying the financial statements, and enhance communication and training over all financial reporting processes. As it works towards remediation of the material weaknesses described in “Management’s Annual Report on Internal Control Over Financial Reporting” above, the Company continues to enhance controls over the period-end financial reporting process including the processing of journal entries and preparation and review of account reconciliations.

The Company intends to continue to strengthen monitoring and review activities, including maintaining sufficient personnel with a level of U.S. GAAP accounting knowledge commensurate with the Company’s financial reporting requirements. The Company intends to continue to evaluate and enhance the design and effectiveness of internal controls and enhance and document policies and procedures to improve the effectiveness of our internal control over financial reporting. However, there remains a risk that the transitional procedures on which we currently rely will fail to prevent or detect a material misstatement of the annual or interim 2014 financial statements.

We intend to design, implement and maintain an effective control environment over financial reporting. We have taken, or will take, the following actions:

Actuarial Finance and Valuation

•
Perform a comprehensive risk assessment across all products designed to simplify and streamline processes, map key financial statement risks to existing and newly implemented controls, and control the overall actuarial environment

•
Assess technological solutions designed to simplify and control data and information and appropriately implement methodologies and assumptions used for the purpose of implementing a new Fixed Indexed Annuity valuation system

•
Enhance communication with Corporate Finance, Pricing Actuaries, and Investment Accounting to ensure timely and accurate information is provided and received as it relates to complex transactions, new product development, and the overall accuracy of financial reporting

•
Design and implement new processes and process-level controls, spreadsheet controls, and monitoring/review controls which ensure the reliability of data, assumptions, methodologies, and valuation calculations that are used to measure or determine actuarially determined balances under U.S. GAAP

Investments

•
Assess the current state for Derivatives, Other Invested Assets (“OIA”), Public Securities, Private Securities and the financial close process to determine enhancements and/or redesign of each process, process level controls, spreadsheet controls and monitoring/review controls to ensure reliability and accuracy

•	Assess technological solutions designed to simplify and control data in each process

•	Implement an OIA System to streamline, simplify and control information related to these assets types

•
Redesign the business process for receipt of third-party information that would provide improved quality, accuracy timeliness of financial statement disclosures as well as minimize and streamline processes

•	Enhance communication among functions within Corporate Finance as well as with the Investment Department to ensure timely accurate information is provided

Reinsurance Accounting

•	Perform a comprehensive risk assessment to identify key financial statement risks and map to existing and newly designed and implemented controls

•	Design and implement new controls to properly analyze, document, implement and monitor U.S. GAAP accounting standards, specifically as they relate to complex reinsurance treaties

•	Design and implement new controls around data and information used in assessing and accounting for complex reinsurance treaties

•
Enhance communication with Actuarial Finance and Corporate Finance to ensure timely and accurate information is provided and received as it relates to complex treaties, new treaties, and the overall accuracy of the accounting for these treaties

Cash flows and changes in classifications

•	Perform a comprehensive risk assessment to identify the key financial statement risks and map to existing and newly identified controls

•	Design and implement new controls to properly analyze, document, implement and monitor U.S. GAAP accounting standards, specifically as they relate to cash flow presentation

•	Design and implement new controls around data and information used in the presentation of the cash flows

Access to applications and data

•	Complete a review of the controls and narratives to design and implement new controls associated with access to application and data

•	Establish a process for validating provisioning of new and altered provisioning for new hires and consultants

•	Implement a process for test code asset management

•	Finalize the process for validating highly privileged accounts

We anticipate devoting significant resources toward our remediation efforts described above in order to make substantial progress in the remediation of our material weaknesses by the end of 2015. Actuarial Finance and Valuation will take additional time and resources to remediate due to the complexity and nature of the products. While these efforts are underway, we are relying on a comprehensive set of manual procedures to help confirm the proper collection, evaluation, and disclosure of the information included in the financial statements.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting,” management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2014. The Company plans to implement various measures to remediate these control deficiencies as part of the remediation efforts noted above.

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

Further, no system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. Given the breadth of the control deficiencies and material weaknesses described above, there is no assurance that the Company’s remediation efforts have been or will be fully effective. As described above and in “Item 1A: Risk Factors”, these material weaknesses have not been fully remediated as of the filing date of this Form 10-K. If the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting

In May 2013, COSO issued a new version of its internal control framework, which became effective December 15, 2014. We are currently evaluating what changes to our control environment, if any, would be needed to successfully implement the 2013 COSO framework during 2015. Until such time as our transition to the 2013 COSO framework is complete, we will continue to use the 1992 framework in connection with our assessment of internal control over financial reporting.

Except for continued improvements resulting from progress made on the above noted remediation efforts, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A description of the fees earned by PwC for services rendered to the Company for each of the two years in the period ended December 31, 2014 is provided below. Fees in 2013 primarily relate to additional fees associated with the restatement of the Company’s financial statements billed and allocated in 2013. Amounts recorded within the 2013 financial statements were $12,434,859.

	2014	2013

Audit fees	$2,277,287	$1,610,125
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$2,277,287	$1,610,125

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

Audit Committee: Prior to each fiscal year, the Phoenix Audit Committee receives a written report from PwC describing the elements expected to be performed in the course of its audit of the Phoenix consolidated financial statements and those of its insurance company subsidiaries, including PHL Variable, for the coming year. The Phoenix Audit Committee may approve the scope and fees not only for the proposed audit, but also for various recurring audit-related services. For services of its independent registered public accounting firm that are neither audit-related nor recurring, a Company vice president may submit in writing a request to the Company’s internal auditor, accompanied by approval of the Company’s Chief Financial Officer or Chief Accounting Officer. The Phoenix Audit Committee may pre-approve the requested service as long as it is not a prohibited non-audit service and the performance of such service would be consistent with all applicable rules on auditor independence. The Phoenix Audit Committee may also delegate pre-approval authority to one or more of its members.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated:	April 8, 2015	By: /s/ James D. Wehr
James D. Wehr
President
(Principal Executive Officer)

Dated:	April 8, 2015	By: /s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 8, 2015	By: /s/ Ernest M. McNeill, Jr.
Ernest M. McNeill, Jr.
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, dated April 8, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

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

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of changes in stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of PHL Variable Insurance Company (“the Company”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 12 to the financial statements, the Company has entered into significant transactions with its affiliates.

/s/ PricewaterhouseCoopers, LLP

Hartford, Connecticut
April 8, 2015

PHL VARIABLE INSURANCE COMPANY
Balance Sheets

	As of December 31,
($ in millions, except share data)	2014	2013
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $4,060.9 and $3,390.6)	$4,221.8	$3,416.1
Available-for-sale equity securities, at fair value (cost of $28.4 and $12.1)	28.7	11.2
Short-term investments	79.8	81.0
Limited partnerships and other investments	12.5	10.5
Policy loans, at unpaid principal balances	68.1	66.1
Derivative instruments	157.5	225.3
Fair value investments	46.7	48.6
Total investments	4,615.1	3,858.8
Cash and cash equivalents	162.3	181.0
Accrued investment income	33.2	27.3
Reinsurance recoverable	464.6	494.3
Deferred policy acquisition costs	430.9	470.1
Deferred income taxes, net	13.1	27.8
Receivable from related parties	5.5	2.6
Other assets	158.3	204.1
Separate account assets	1,757.5	2,052.7
Total assets	$7,640.5	$7,318.7

LIABILITIES:
Policy liabilities and accruals	$2,067.0	$1,882.9
Policyholder deposit funds	3,306.9	2,775.2
Indebtedness due to affiliate	30.0	30.0
Payable to related parties	7.6	14.1
Other liabilities	167.7	182.4
Separate account liabilities	1,757.5	2,052.7
Total liabilities	7,336.7	6,937.3

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	862.2	847.2
Accumulated other comprehensive income (loss)	4.0	(12.7)
Retained earnings (accumulated deficit)	(564.9)	(455.6)
Total stockholder’s equity	303.8	381.4
Total liabilities and stockholder’s equity	$7,640.5	$7,318.7

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Income and Comprehensive Income

	For the years ended December 31,
($ in millions)	2014	2013	2012
REVENUES:
Premiums	$12.4	$13.9	$8.5
Insurance and investment product fees	358.3	367.0	365.2
Net investment income	172.0	140.9	130.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.3)	(0.9)	(5.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	(0.9)	2.2
Net OTTI losses recognized in earnings	(1.3)	(1.8)	(2.8)
Net realized investment gains (losses), excluding OTTI losses	(63.7)	(1.2)	(31.2)
Net realized investment gains (losses)	(65.0)	(3.0)	(34.0)
Total revenues	477.7	518.8	470.6

BENEFITS AND EXPENSES:
Policy benefits	397.7	277.6	389.3
Policy acquisition cost amortization	84.9	83.4	100.5
Other operating expenses	100.6	118.1	102.9
Total benefits and expenses	583.2	479.1	592.7
Income (loss) before income taxes	(105.5)	39.7	(122.1)
Income tax expense (benefit)	3.8	(24.7)	17.0
Net income (loss)	$(109.3)	$64.4	$(139.1)

FEES PAID TO RELATED PARTIES (Note 12)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(109.3)	$64.4	$(139.1)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	48.6	(33.1)	31.9
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	31.9	(11.6)	24.3
Other comprehensive income (loss), net of income taxes	16.7	(21.5)	7.6
Comprehensive income (loss)	$(92.6)	$42.9	$(131.5)

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Cash Flows

	For the years ended December 31,
($ in millions)	2014	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(109.3)	$64.4	$(139.1)
Net realized investment gains / losses	65.0	3.0	34.0
Policy acquisition costs deferred	(83.7)	(66.7)	(69.8)
Policy acquisition cost amortization	84.9	83.4	100.5
Interest credited	104.7	91.2	69.5
Equity in earnings of limited partnerships and other investments	(2.0)	(0.4)	(0.1)
Change in:
Accrued investment income	(15.4)	(7.4)	(8.5)
Deferred income taxes, net	(17.3)	—	(10.9)
Reinsurance recoverable	29.7	(44.6)	(12.1)
Policy liabilities and accruals	(186.8)	(261.2)	(51.7)
Due to/from related parties	(9.4)	0.5	(7.5)
Other operating activities, net	56.2	7.3	(69.7)
Cash provided by (used for) operating activities	(83.4)	(130.5)	(165.4)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(1,056.9)	(977.2)	(852.8)
Available-for-sale equity securities	(17.4)	(8.4)	—
Short-term investments	(704.1)	(324.8)	(574.7)
Derivative instruments	(55.9)	(89.0)	(98.1)
Fair value investments	(0.9)	(21.1)	(5.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	393.8	389.0	438.1
Available-for-sale equity securities	1.0	—	—
Short-term investments	705.4	489.8	425.8
Derivative instruments	84.6	42.9	26.7
Fair value investments	3.9	10.1	12.4
Contributions to limited partnerships and limited liability corporations	(8.9)	(4.3)	(2.1)
Distributions from limited partnerships and limited liability corporations	1.8	7.8	0.3
Policy loans, net	0.3	(2.8)	3.9
Other investing activities, net	(4.0)	0.7	(1.0)
Cash provided by (used for) investing activities	(657.3)	(487.3)	(627.2)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

(Continued from previous page)	For the years ended December 31,
($ in millions)	2014	2013	2012
FINANCING ACTIVITIES:
Policyholder deposits	1,005.4	920.8	1,074.7
Policyholder withdrawals	(645.6)	(605.2)	(513.8)
Net transfers (to) from separate accounts	347.2	325.1	265.3
Capital contributions from parent	15.0	45.0	—
Debt issued	—	30.0	—
Cash provided by (used for) financing activities	722.0	715.7	826.2
Change in cash and cash equivalents	(18.7)	97.9	33.6
Cash and cash equivalents, beginning of period	181.0	83.1	49.5
Cash and cash equivalents, end of period	$162.3	$181.0	$83.1

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$28.4	$24.9	$(40.9)
Interest expense on indebtedness paid	$(3.2)	$—	$—

Non-Cash Transactions During the Period
Investment exchanges	$33.7	$33.4	$28.6

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Statements of Changes in Stockholder’s Equity

	For the years ended December 31,
($ in millions)	2014	2013	2012
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5	$2.5
Balance, end of period	$2.5	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$802.2	$802.2
Capital contributions from parent	15.0	45.0	—
Balance, end of period	$862.2	$847.2	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(12.7)	$8.8	$1.2
Other comprehensive income (loss)	16.7	(21.5)	7.6
Balance, end of period	$4.0	$(12.7)	$8.8

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(455.6)	$(520.0)	$(380.9)
Net income (loss)	(109.3)	64.4	(139.1)
Balance, end of period	$(564.9)	$(455.6)	$(520.0)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$381.4	$293.5	$425.0
Change in stockholder’s equity	(77.6)	87.9	(131.5)
Balance, end of period	$303.8	$381.4	$293.5

The accompanying notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements For the years ended December 31, 2014, 2013 and 2012

1.	Organization and Operations

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

2.	Revision of Previously Reported Financial Information

During the Company’s annual assumption review (or “Unlock”) which was performed in the fourth quarter of 2014, management observed results in the Company’s Universal Life (“UL”) business that did not align with its expectations and, upon further investigation, determined that certain components of the 2013 Unlock contained errors. These errors were subsequently determined to be material to the full year and three months ended December 31, 2013 for the Company’s parent, Phoenix. In addition, Phoenix also concluded that individually identified immaterial errors relating to Phoenix’s second quarter 2014 financial statements which when aggregated with the previously recorded and disclosed out-of-period adjustments, were determined to be material for the quarter ended June 30, 2014. As a result of these errors and in accordance with ASC 250, “Accounting Changes and Error Corrections,” Phoenix was required to record all out-of-period errors, whether or not previously identified, in the period to which they relate. Accordingly, in the course of correcting for these errors, some of which resided at the PHL Variable level, the Company also revised its financial statements for the impact of the UL Unlock and each of the remaining out-of-period errors identified in the appropriate periods despite the fact that the Company concluded the errors were not material individually or in the aggregate to PHL Variable. The impact of the revisions to the quarters are presented in expanded format within Note 18. Consistent with its parent, Phoenix, the Company has classified the errors into two categories (i) UL Unlock and (ii) Other Adjustments.

UL Unlock

In accordance with U.S. GAAP and our accounting policy, the Company performs an annual assumption review where management makes a determination of the best estimate assumptions to be used based on a comprehensive review of recent experience studies and industry trends each year. In 2013, the Company revised a number of assumptions, the most significant of which resulted in changes to expected premium persistency and incorporation of mortality improvement in its UL business. The incorporation of these changes resulted in manual updates to various models for which certain errors were subsequently identified in the course of performing analysis between the fourth quarter of 2014 and the prior period results. These errors related to inappropriate implementation of data used in the calculation and approximation of certain product features which then resulted in the incorrect calculation of the ultimate impact of the Unlock for the fourth quarter of 2013.

Other Adjustments

Amounts primarily relate to various out-of-period errors identified which were previously determined not to be material individually or in the aggregate. The Company considered the impacts of each of these errors, many of which were previously identified and subsequently recorded as out-of-period adjustments, as well as subsequently identified errors both individually and in the aggregate and concluded that none were significant for individual categorization herein.

The impact of the correction of these errors on the financial statements is presented in the tables within this Note below.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of December 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$3,426.3	$—	$(10.2)	$3,416.1
Available-for-sale equity securities, at fair value	—	—	11.2	11.2
Short-term investments	81.0	—	—	81.0
Limited partnerships and other investments	10.5	—	—	10.5
Policy loans, at unpaid principal balances	66.1	—	—	66.1
Derivative instruments	237.8	—	(12.5)	225.3
Fair value investments	48.6	—	—	48.6
Total investments	3,870.3	—	(11.5)	3,858.8
Cash and cash equivalents	181.0	—	—	181.0
Accrued investment income	27.3	—	—	27.3
Reinsurance recoverable	500.6	(4.7)	(1.6)	494.3
Deferred policy acquisition costs	462.3	3.1	4.7	470.1
Deferred income taxes, net	28.0	—	(0.2)	27.8
Receivable from related parties	2.6	—	—	2.6
Other assets [1]	183.4	0.1	20.6	204.1
Separate account assets	2,052.7	—	—	2,052.7
Total assets	$7,308.2	$(1.5)	$12.0	$7,318.7

LIABILITIES:
Policy liabilities and accruals	$1,899.0	$(10.5)	$(5.6)	$1,882.9
Policyholder deposit funds	2,762.8	—	12.4	2,775.2
Indebtedness due to affiliate	30.0	—	—	30.0
Payable to related parties	14.1	—	—	14.1
Other liabilities	177.1	—	5.3	182.4
Separate account liabilities	2,052.7	—	—	2,052.7
Total liabilities	6,935.7	(10.5)	12.1	6,937.3

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	847.2	—	—	847.2
Accumulated other comprehensive income (loss)	(11.9)	0.1	(0.9)	(12.7)
Retained earnings (accumulated deficit)	(465.3)	8.9	0.8	(455.6)
Total stockholder’s equity	372.5	9.0	(0.1)	381.4
Total liabilities and stockholder’s equity	$7,308.2	$(1.5)	$12.0	$7,318.7
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income As of and for the year ended December 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$13.9	$—	$—	$13.9
Insurance and investment product fees	367.6	(0.3)	(0.3)	367.0
Net investment income	140.8	—	0.1	140.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1.1)	—	0.2	(0.9)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.9)	—	—	(0.9)
Net OTTI losses recognized in earnings	(2.0)	—	0.2	(1.8)
Net realized investment gains (losses), excluding OTTI losses	5.4	—	(6.6)	(1.2)
Net realized investment gains (losses)	3.4	—	(6.4)	(3.0)
Total revenues	525.7	(0.3)	(6.6)	518.8

BENEFITS AND EXPENSES:
Policy benefits	286.5	(6.1)	(2.8)	277.6
Policy acquisition cost amortization	88.4	(3.0)	(2.0)	83.4
Other operating expenses	116.8	(0.1)	1.4	118.1
Total benefits and expenses	491.7	(9.2)	(3.4)	479.1
Income (loss) before income taxes	34.0	8.9	(3.2)	39.7
Income tax expense (benefit)	(21.7)	—	(3.0)	(24.7)
Net income (loss)	$55.7	$8.9	$(0.2)	$64.4

FEES PAID TO RELATED PARTIES (Note 12)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$55.7	$8.9	$(0.2)	$64.4
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(35.1)	0.1	1.9	(33.1)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(11.8)	—	0.2	(11.6)
Other comprehensive income (loss), net of income taxes	(23.3)	0.1	1.7	(21.5)
Comprehensive income (loss)	$32.4	$9.0	$1.5	$42.9

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income As of and for the year ended December 31, 2012
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$8.5	$—	$—	$8.5
Insurance and investment product fees	365.3	—	(0.1)	365.2
Net investment income	130.9	—	—	130.9
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5.0)	—	—	(5.0)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	2.2	—	—	2.2
Net OTTI losses recognized in earnings	(2.8)	—	—	(2.8)
Net realized investment gains (losses), excluding OTTI losses	(19.5)	—	(11.7)	(31.2)
Net realized investment gains (losses)	(22.3)	—	(11.7)	(34.0)
Total revenues	482.4	—	(11.8)	470.6

BENEFITS AND EXPENSES:
Policy benefits	396.8	—	(7.5)	389.3
Policy acquisition cost amortization	103.5	—	(3.0)	100.5
Other operating expenses	103.6	—	(0.7)	102.9
Total benefits and expenses	603.9	—	(11.2)	592.7
Income (loss) before income taxes	(121.5)	—	(0.6)	(122.1)
Income tax expense (benefit)	16.2	—	0.8	17.0
Net income (loss)	$(137.7)	$—	$(1.4)	$(139.1)

FEES PAID TO RELATED PARTIES (Note 12)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(137.7)	$—	$(1.4)	$(139.1)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	33.7	—	(1.8)	31.9
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	24.9	—	(0.6)	24.3
Other comprehensive income (loss), net of income taxes	8.8	—	(1.2)	7.6
Comprehensive income (loss)	$(128.9)	$—	$(2.6)	$(131.5)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions)	Statement of Cash Flows As of and for the year ended December 31, 2013
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$55.7	$8.7	$64.4
Net realized investment gains / losses	(3.4)	6.4	3.0
Policy acquisition costs deferred	(66.7)	—	(66.7)
Policy acquisition cost amortization	88.4	(5.0)	83.4
Interest credited	91.2	—	91.2
Equity in earnings of limited partnerships and other investments	(0.4)	—	(0.4)
Change in:
Accrued investment income	(7.2)	(0.2)	(7.4)
Deferred income taxes, net	—	—	—
Reinsurance recoverable	(73.5)	28.9	(44.6)
Policy liabilities and accruals	(224.0)	(37.2)	(261.2)
Due to/from related parties	0.5	—	0.5
Other operating activities, net [1]	8.9	(1.6)	7.3
Cash provided by (used for) operating activities	(130.5)	—	(130.5)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(985.6)	8.4	(977.2)
Available-for-sale equity securities	—	(8.4)	(8.4)
Short-term investments	(324.8)	—	(324.8)
Derivative instruments	(89.0)	—	(89.0)
Fair value investments	(21.1)	—	(21.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	389.0	—	389.0
Available-for-sale equity securities	—	—	—
Short-term investments	489.8	—	489.8
Derivative instruments	42.9	—	42.9
Fair value investments	10.1	—	10.1
Contributions to limited partnerships and limited liability corporations	(4.3)	—	(4.3)
Distributions from limited partnerships and limited liability corporations	7.8	—	7.8
Policy loans, net	(2.8)	—	(2.8)
Other investing activities, net	0.7	—	0.7
Cash provided by (used for) investing activities	(487.3)	—	(487.3)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows As of and for the year ended December 31, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	920.8	—	920.8
Policyholder withdrawals	(605.2)	—	(605.2)
Net transfers (to) from separate accounts	325.1	—	325.1
Capital contributions from parent	45.0	—	45.0
Debt issued	30.0	—	30.0
Cash provided by (used for) financing activities	715.7	—	715.7
Change in cash and cash equivalents	97.9	—	97.9
Cash and cash equivalents, beginning of period	83.1	—	83.1
Cash and cash equivalents, end of period	$181.0	$—	$181.0

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$24.9	$—	$24.9

Non-Cash Transactions During the Period
Investment exchanges	$33.4	$—	$33.4
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions)	Statement of Cash Flows As of and for the year ended December 31, 2012
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(137.7)	$(1.4)	$(139.1)
Net realized investment gains / losses	22.3	11.7	34.0
Policy acquisition costs deferred	(69.2)	(0.6)	(69.8)
Policy acquisition cost amortization	103.5	(3.0)	100.5
Interest credited	69.5	—	69.5
Equity in earnings of limited partnerships and other investments	(0.1)	—	(0.1)
Change in:
Accrued investment income	(8.5)	—	(8.5)
Deferred income taxes, net	(13.4)	2.5	(10.9)
Reinsurance recoverable	(26.1)	14.0	(12.1)
Policy liabilities and accruals	(56.4)	4.7	(51.7)
Due to/from related parties	(7.5)	—	(7.5)
Other operating activities, net [1]	(41.8)	(27.9)	(69.7)
Cash provided by (used for) operating activities	(165.4)	—	(165.4)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(852.8)	—	(852.8)
Available-for-sale equity securities	—	—	—
Short-term investments	(574.7)	—	(574.7)
Derivative instruments	(98.1)	—	(98.1)
Fair value investments	(5.7)	—	(5.7)
Sales, repayments and maturities of:
Available-for-sale debt securities	438.1	—	438.1
Available-for-sale equity securities	—	—	—
Short-term investments	425.8	—	425.8
Derivative instruments	26.7	—	26.7
Fair value investments	12.4	—	12.4
Contributions to limited partnerships and limited liability corporations	(2.1)	—	(2.1)
Distributions from limited partnerships and limited liability corporations	0.3	—	0.3
Policy loans, net	3.9	—	3.9
Other investing activities, net	(1.0)	—	(1.0)
Cash provided by (used for) investing activities	(627.2)	—	(627.2)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows As of and for the year ended December 31, 2012
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	1,074.7	—	1,074.7
Policyholder withdrawals	(513.8)	—	(513.8)
Net transfers (to) from separate accounts	265.3	—	265.3
Capital contributions from parent	—	—	—
Debt issued	—	—	—
Cash provided by (used for) financing activities	826.2	—	826.2
Change in cash and cash equivalents	33.6	—	33.6
Cash and cash equivalents, beginning of period	49.5	—	49.5
Cash and cash equivalents, end of period	$83.1	$—	$83.1

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(40.9)	$—	$(40.9)
Non-Cash Transactions During the Period
Investment exchanges	$28.6	$—	$28.6
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity As of and for the year ended December 31, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2
Capital contributions from parent	45.0	—	45.0
Balance, end of period	$847.2	$—	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$(2.6)	$8.8
Other comprehensive income (loss)	(23.3)	1.8	(21.5)
Balance, end of period	$(11.9)	$(0.8)	$(12.7)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(521.0)	$1.0	$(520.0)
Net income (loss)	55.7	8.7	64.4
Balance, end of period	$(465.3)	$9.7	$(455.6)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$(1.6)	$293.5
Change in stockholder’s equity	77.4	10.5	87.9
Balance, end of period	$372.5	$8.9	$381.4

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

2. Revision of Previously Reported Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity As of and for the year ended December 31, 2012
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2
Capital contributions from parent	—	—	—
Balance, end of period	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$2.6	$(1.4)	$1.2
Other comprehensive income (loss)	8.8	(1.2)	7.6
Balance, end of period	$11.4	$(2.6)	$8.8

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(383.3)	$2.4	$(380.9)
Net income (loss)	(137.7)	(1.4)	(139.1)
Balance, end of period	$(521.0)	$1.0	$(520.0)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$424.0	$1.0	$425.0
Change in stockholder’s equity	(128.9)	(2.6)	(131.5)
Balance, end of period	$295.1	$(1.6)	$293.5

3.	Basis of Presentation and Significant Accounting Policies

We have prepared these financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets could have a material impact on the financial statements. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Parent companies’ liquidity

Management targets a minimum risk based capital of 225% at the Company. In 2014 and 2013, The Phoenix Companies, Inc. made capital contributions of $15.0 million and $45.0 million, respectively, for our benefit. In 2013, we issued a $30.0 million surplus note which was purchased by The Phoenix Companies, Inc. We may need additional capital contributions from The Phoenix Companies, Inc. and/or Phoenix Life in order to maintain our target risk based capital of 225%.

The Phoenix Companies, Inc. is a holding company and has no operations of its own. Its ability to pay interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends primarily upon the surplus and earnings of Phoenix Life and the ability of subsidiaries to pay dividends or to advance or repay funds. Payments of dividends and advances or repayment of funds by Phoenix Life are restricted by the applicable laws and regulations, including laws establishing minimum solvency and liquidity thresholds. Changes to these laws, the application or implementation of those laws by regulatory agencies or the need for significant additional capital contributions to insurance subsidiaries, including the Company, could constrain the ability of The Phoenix Companies, Inc. to meet its debt obligations and corporate expenses as well as make capital contributions for the benefit of the Company to support the Company’s risk based capital.

As of December 31, 2014, Phoenix Life has a risk based capital ratio in excess of 300% of Company Action Level, the highest regulatory threshold. Phoenix Life has made a guarantee that the Company’s capital and surplus will be maintained at Authorized Control Level RBC at 250% (125% Company Action Level).

The Phoenix Companies, Inc and Phoenix Life have the capacity to provide additional capital to the Company to support its risk based capital ratios over the Company Action Level and regulatory minimum ratios.

Adoption of new accounting standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. This new guidance did not have a material impact on the Company’s financial position, results of operations and financial statement disclosures.

Investment Companies: Amendments to the Scope, Measurement and Disclosure Requirements

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. This new guidance was effective for interim or annual reporting periods beginning after December 15, 2013. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance did not have a material impact on the Company’s financial position, results of operations and financial statement disclosures.

Obligations Resulting for Joint and Several Liability Agreements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued new guidance regarding liabilities effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. This new guidance did not have a material impact on the Company’s financial position, results of operations and financial statement disclosures.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Accounting standards not yet adopted

Amendments to Consolidation Guidance

In February 2015, the FASB issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 31, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retain earnings as of the beginning of the year of adoption. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued new guidance regarding extraordinary items which eliminates the U.S. GAAP concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued guidance allowing (i.e., not requiring) a reporting entity to measure the financial assets and financial liabilities of a consolidated collateralized financing entity, within the scope of the new guidance, based on either the fair value of the financial assets or financial liabilities, whichever is more observable (referred to as a “measurement alternative”). The new guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities. Early adoption will be permitted. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued updated guidance that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance is effective prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. Early adoption is permitted for new disposals or new classifications as held for sale that have not been reported in financial statements previously issued. The Company will apply the guidance to new disposals and operations newly classified as held for sale, beginning first quarter of 2015, with no effect on existing reported discontinued operations. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations and financial statement disclosures.

Accounting for Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations and financial statement disclosures.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations and financial statement disclosures.

Significant accounting policies

Investments

Debt and Equity Securities

Our debt securities classified as available-for-sale include bonds, structured securities and redeemable preferred stock. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are reported on our balance sheets at fair value. Fair value is based on quoted market price, where available. When quoted market prices are not available, we estimate fair value by discounting debt security cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality (private placement debt securities), by quoted market prices of comparable instruments (untraded public debt securities) and by independent pricing sources or internally developed pricing models. We recognize unrealized gains and losses on investments in debt and equity securities that we classify as available-for-sale. We report these unrealized investment gains and losses as a component of OCI. Realized investment gains and losses are recognized on a first in first out basis.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

Fair Value Instruments

Debt securities held at fair value include securities held for which changes in fair values are recorded in earnings. The securities held at fair value are designated as trading securities, as well as those debt securities for which we have elected the fair value option (“FVO”) and certain available-for-sale structured securities held at fair value. The changes in fair value and any interest income of these securities are reflected in earnings as part of “net investment income.” See Note 10 to these financial statements for additional disclosures related to these securities.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

Other-Than-Temporary Impairments on Available-For-Sale Securities

We recognize realized investment losses when declines in fair value of debt and equity securities are considered to be an OTTI.

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

In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent and the duration of the decline;

•	the reasons for the decline in value (credit event, interest related or market fluctuations);

•	our intent to sell the security, or whether it is more likely than not that we will be required to sell it before recovery; and

•	the financial condition and near term prospects of the issuer.

An impairment of a debt security, or certain equity securities with debt-like characteristics, is deemed other-than-temporary if:

•	we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery; or

•	it is probable we will be unable to collect cash flows sufficient to recover the amortized cost basis of the security.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

An equity security impairment is deemed other-than-temporary if:

•	the security has traded at a significant discount to cost for an extended period of time; or

•	we determined we may not realize the full recovery on our investment.

Equity securities are determined to be other-than-temporarily impaired based on management judgment and the consideration of the issuer’s financial condition along with other relevant facts and circumstances. Those securities which have been in a continuous decline for over twelve months and declines in value that are severe and rapid are considered for reasonability of whether the impairment would be temporary. Although there may be sustained losses for over twelve months or losses that are severe and rapid, additional information related to the issuer performance may indicate that such losses are not other-than-temporary.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

We amortize DAC based on the related policy’s classification. For universal life, variable universal life and deferred annuities, DAC is amortized in proportion to EGPs as discussed more fully below. EGPs are also used to amortize other assets and liabilities in the Company’s balance sheets, such as sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life and fixed, indexed and variable annuity contracts with death and other insurance benefits such as guaranteed minimum death and guaranteed minimum income benefits. EGPs are based on historical and anticipated future experience which is updated periodically.

In addition, DAC is adjusted through OCI each period as a result of unrealized gains or losses on securities classified as available-for-sale in a process commonly referred to as shadow accounting. This adjustment is required in order to reflect the impact of these unrealized amounts as if these unrealized amounts had been realized.

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

Significant Assumption	Product	Explanation and Derivation

Separate account investment return	Variable Annuities (7.9% long-term return assumption) Variable Universal Life (8.0% long-term return assumption)
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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

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

An analysis is performed annually to assess if there are sufficient gross profits to recover the DAC associated with business written during the year. If the estimates of gross profits cannot support the recovery of DAC, the amount deferred is reduced to the recoverable amount.

The Company has updated a number of assumptions that have resulted in changes to expected future gross profits. The most significant assumption updates made over the last several years resulting in a change to future gross profits and the amortization of DAC, SIA and URR, as well as changes in PFBL and guaranteed benefit liabilities, are related to long-term expected mortality improvement; changes in expected premium persistency; changes in expected separate account investment returns due to changes in equity markets; changes in expected future interest rates and default rates based on continued experience and expected interest rate changes; changes in lapses and other policyholder behavior assumptions that are updated to reflect more recent policyholder and industry experience; and changes in expected policy administration expenses.

Sales inducements

The Company currently offers bonus payments to contract owners on certain of its individual life and annuity products. Expenses incurred related to bonus payments are deferred and amortized over the life of the related contracts in a pattern consistent with the amortization of DAC. The Company unlocks the assumptions used in the amortization of the deferred sales inducement assets consistent with the unlock of assumptions used in determining EGPs. Deferred sales inducements are included in other assets on the balance sheets and amortization of deferred sales inducements is included in other operating expense on the statements of income and comprehensive income.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

Additional policyholder liabilities are established for certain contract features on universal life and variable universal life products that could generate significant reductions to future gross profits (e.g., death benefits when a contract has zero account value and a no-lapse guarantee). The liabilities are accrued over the lifetime of the block based on assessments. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC and are, thus, subject to the same variability and risk. The assumptions of investment performance and volatility for variable and equity index products are consistent with historical experience of the appropriate underlying equity indices.
We expect that our universal life block of business will generate profits followed by losses and therefore we establish an additional liability to accrue for the expected losses over the period of expected profits. The assumptions used in estimating these liabilities are consistent with those used for amortizing DAC and are subject to the same variability and risk and the results are very sensitive to interest rates.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

Certain variable annuity contracts and fixed index annuity contract riders provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance benefits. Certain variable annuity contracts features and fixed index annuity index options are considered embedded derivatives. See Note 8 to these financial statements for additional information.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

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

Operating expenses

Operating expenses are recognized on the accrual basis which are allocated to the Company by Phoenix Life. Expenses allocated may not be indicative of a standalone company. See Note 12 to these financial statements for additional information regarding the service agreement.

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

We are included in the consolidated federal income tax return filed by Phoenix and are party to a tax sharing agreement by and among Phoenix and its subsidiaries. In accordance with this agreement, federal income taxes are allocated as if they had been calculated on a separate company basis, except that benefits for any net operating losses or other tax credits generated by the Company will be provided at the earlier of when such loss or credit is utilized in the consolidated federal tax return and when the tax attribute would have otherwise expired.

Audit fees and other professional services associated with restatement

Professional fees associated with the restatement of our prior period financial statements are being recognized and expensed as incurred. The fees associated with the restatement of the 2012 Form 10-K totaled $0.4 million and $18.6 million in 2014 and 2013, respectively.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

4. Reinsurance (continued)

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

Trust agreements and irrevocable letters of credit aggregating $25.2 million at December 31, 2014 have been arranged with commercial banks in our favor to collateralize the ceded reserves.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

4. Reinsurance (continued)

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $464.6 million and $494.3 million as of December 31, 2014 and 2013, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	For the years ended December 31,
($ in millions)	2014	2013	2012

Direct premiums	$71.1	$80.9	$79.2
Premiums ceded to non-affiliate reinsurers [1]	(58.7)	(67.0)	(70.7)
Premiums	$12.4	$13.9	$8.5

Direct policy benefits incurred	$210.1	$258.5	$281.4
Policy benefits assumed from non-affiliate reinsureds	0.2	0.2	1.0
Policy benefits ceded to:
Affiliate reinsurers	(8.4)	(18.0)	(13.7)
Non-affiliate reinsurers	(82.9)	(119.5)	(114.7)
Policy benefits ceded to reinsurers	(91.3)	(137.5)	(128.4)
Premiums paid to:
Affiliate reinsurers	23.8	22.3	20.1
Non-affiliate reinsurers	60.4	47.4	60.3
Premiums paid to reinsurers [2]	84.2	69.7	80.4
Policy benefits [3]	$203.2	$190.9	$234.4

Direct life insurance in-force	$54,528.7	$58,198.8	$62,701.8
Life insurance in-force assumed from reinsureds	87.1	93.2	78.5
Life insurance in-force ceded to:
Affiliate reinsurers	(1,495.9)	(1,622.9)	(1,859.3)
Non-affiliate reinsurers	(39,941.5)	(42,957.9)	(46,950.4)
Life insurance in-force ceded to reinsurers	(41,437.4)	(44,580.8)	(48,809.7)
Life insurance in-force	$13,178.4	$13,711.2	$13,970.6
Percentage of amount assumed to net insurance in-force	0.7%	0.7%	0.6%
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $194.5 million, $86.7 million and $154.9 million, net of reinsurance, for the years ended December 31, 2014, 2013 and 2012, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At December 31, 2014, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 15%, or $67.2 million, of this total reinsurance recoverable.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

5.	Deferred Policy Acquisition Costs

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

Changes in Deferred Policy Acquisition Costs:	For the years ended December 31,
($ in millions)	2014	2013	2012

Balance, beginning of period	$470.1	$425.5	$488.2
Policy acquisition costs deferred	83.7	66.7	69.8
Costs amortized to expenses:
Recurring costs	(91.6)	(76.8)	(101.2)
Assumption unlocking	(7.7)	4.6	(1.7)
Realized investment gains (losses)	14.4	(11.2)	2.4
Offsets to net unrealized investment gains or losses included in AOCI	(38.0)	61.3	(32.0)
Balance, end of period	$430.9	$470.1	$425.5

During the years ended December 31, 2014, 2013 and 2012, deferred expenses primarily consisted of third-party commissions related to fixed indexed annuity sales.

6.	Sales Inducements

The balances of and changes in sales inducements as of and for the years ended December 31, are as follows:

Changes in Deferred Sales Inducement Activity:	For the years ended December 31,
($ in millions)	2014	2013	2012

Balance, beginning of period	$76.9	$63.3	$50.6
Sales inducements deferred	17.4	10.7	15.4
Amortization charged to income	(7.9)	(8.5)	(5.8)
Offsets to net unrealized investment gains or losses included in AOCI	(7.5)	11.4	3.1
Balance, end of period	$78.9	$76.9	$63.3

7.	Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at December 31, 2014 and 2013, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Fair Value and Cost of Securities:	As of December 31, 2014
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$82.4	$6.9	$—	$89.3	$—
State and political subdivision	217.2	13.6	(1.6)	229.2	(0.2)
Foreign government	69.2	5.4	(0.8)	73.8	—
Corporate	2,730.7	128.4	(27.2)	2,831.9	(1.5)
Commercial mortgage-backed (“CMBS”)	236.2	19.4	—	255.6	—
Residential mortgage-backed (“RMBS”)	558.9	20.9	(3.4)	576.4	(8.6)
Collateralized debt obligation (“CDO”) / collateralized loan obligation (“CLO”)	84.2	0.4	(1.1)	83.5	(2.7)
Other asset-backed (“ABS”)	82.1	3.8	(3.8)	82.1	—
Available-for-sale debt securities	$4,060.9	$198.8	$(37.9)	$4,221.8	$(13.0)
Available-for-sale equity securities	$28.4	$0.6	$(0.3)	$28.7	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

Fair Value and Cost of Securities:	As of December 31, 2013
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$66.1	$3.3	$(0.8)	$68.6	$—
State and political subdivision	156.2	3.8	(5.4)	154.6	(0.2)
Foreign government	63.1	2.7	(0.3)	65.5	—
Corporate	2,182.9	69.6	(55.6)	2,196.9	(1.5)
CMBS	241.9	13.0	(1.2)	253.7	(0.4)
RMBS	513.7	8.1	(11.8)	510.0	(8.6)
CDO/CLO	70.6	1.7	(1.4)	70.9	(3.0)
Other ABS	96.1	3.7	(3.9)	95.9	—
Available-for-sale debt securities	$3,390.6	$105.9	$(80.4)	$3,416.1	$(13.7)
Available-for-sale equity securities	$12.1	$—	$(0.9)	$11.2	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Maturities of Debt Securities:	As of December 31, 2014
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$67.3	$68.4
Due after one year through five years	455.1	475.3
Due after five years through ten years	1,547.4	1,596.9
Due after ten years	1,029.7	1,083.6
CMBS/RMBS/ABS/CDO/CLO [1]	961.4	997.6
Total	$4,060.9	$4,221.8
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of December 31, 2014, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities:	As of December 31,
($ in millions)	2014	2013	2012
Debt securities, available-for-sale
Proceeds from sales	$141.0	$90.0	$160.0
Proceeds from maturities/repayments	250.5	286.1	285.3
Gross investment gains from sales, prepayments and maturities	6.1	11.3	22.8
Gross investment losses from sales and maturities	(2.4)	(0.4)	(0.7)
Equity securities, available-for-sale
Proceeds from sales	$1.0	$—	$—
Gross investment gains from sales	—	—	—
Gross investment losses from sales	(0.1)	—	—

Aging of Temporarily Impaired Securities:	As of December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$—	$—	$—	$—
State and political subdivision	7.0	(0.4)	18.7	(1.2)	25.7	(1.6)
Foreign government	11.3	(0.8)	—	—	11.3	(0.8)
Corporate	265.4	(8.8)	273.1	(18.4)	538.5	(27.2)
CMBS	6.3	—	5.5	—	11.8	—
RMBS	4.6	(0.1)	86.7	(3.3)	91.3	(3.4)
CDO/CLO	42.3	(0.4)	30.2	(0.7)	72.5	(1.1)
Other ABS	5.8	—	7.5	(3.8)	13.3	(3.8)
Debt securities	342.7	(10.5)	421.7	(27.4)	764.4	(37.9)
Equity securities	—	—	4.2	(0.3)	4.2	(0.3)
Total temporarily impaired securities	$342.7	$(10.5)	$425.9	$(27.7)	$768.6	$(38.2)
Below investment grade	$42.4	$(2.4)	$17.1	$(2.7)	$59.5	$(5.1)
Number of securities		121		127		248

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $0.9 million at December 31, 2014, of which $0.6 million was depressed by more than 20% of amortized cost for more than 12 months.

As of December 31, 2014, available-for-sale securities in an unrealized loss position for over 12 months consisted of 123 debt securities and four equity securities. These debt securities primarily relate to corporate securities and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

Aging of Temporarily Impaired Securities:	As of December 31, 2013
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$14.5	$(0.8)	$—	$—	$14.5	$(0.8)
State and political subdivision	65.3	(4.4)	4.0	(1.0)	69.3	(5.4)
Foreign government	17.0	(0.3)	—	—	17.0	(0.3)
Corporate	786.0	(36.8)	120.5	(18.8)	906.5	(55.6)
CMBS	39.4	(1.1)	3.0	(0.1)	42.4	(1.2)
RMBS	243.5	(8.5)	40.3	(3.3)	283.8	(11.8)
CDO/CLO	30.5	(0.3)	24.1	(1.1)	54.6	(1.4)
Other ABS	7.9	(0.1)	8.0	(3.8)	15.9	(3.9)
Debt securities	1,204.1	(52.3)	199.9	(28.1)	1,404.0	(80.4)
Equity securities	9.1	(0.9)	—	—	9.1	(0.9)
Total temporarily impaired securities	$1,213.2	$(53.2)	$199.9	$(28.1)	$1,413.1	$(81.3)
Below investment grade	$33.7	$(1.9)	$12.1	$(1.7)	$45.8	$(3.6)
Number of securities		326		79		405

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $1.0 million at December 31, 2013, of which $0.8 million was depressed by more than 20% of amortized cost for more than 12 months.

As of December 31, 2013, available-for-sale securities in an unrealized loss position for over 12 months consisted of 79 debt securities and no equity securities. These debt securities primarily relate to corporate securities and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

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

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data, such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at December 31, 2014, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in 2014 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	As of December 31,
($ in millions)	2014	2013	2012

Balance, beginning of period	$(18.5)	$(17.8)	$(21.3)
Add: Credit losses on securities not previously impaired [1]	—	(0.3)	(1.4)
Add: Credit losses on securities previously impaired [1]		(0.7)	(1.2)
Less: Credit losses on securities impaired due to intent to sell	—	—	—
Less: Credit losses on securities sold	1.4	0.3	6.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—
Balance, end of period	$(17.1)	$(18.5)	$(17.8)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $8.4 million and direct equity investments of $4.1 million as of December 31, 2014, and private equity investments of $7.9 million and direct equity investments of $2.6 million as of December 31, 2013.

Statutory deposits

Pursuant to certain statutory requirements, as of December 31, 2014 and 2013, we had on deposit securities with a fair value of $2.4 million and $1.9 million, respectively, in insurance department special deposit accounts. We are not permitted to remove the securities from these accounts without approval of the regulatory authority.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts, based on yields which are changed due to expectations in projected cash flows, gains and losses on securities measured at fair value and earnings from investments accounted for under equity method accounting.

Sources of Net Investment Income:	For the years ended December 31,
($ in millions)	2014	2013	2012

Debt securities [1]	$162.5	$134.4	$122.2
Equity securities	1.2	0.4	0.3
Policy loans	3.2	2.9	3.1
Limited partnerships and other investments	4.5	1.8	2.2
Fair value investments	2.1	2.9	4.0
Total investment income	173.5	142.4	131.8
Less: Investment expenses	1.5	1.5	0.9
Net investment income	$172.0	$140.9	$130.9
———————

[1]	Includes net investment income on short-term investments.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Net realized investment gains (losses)

Sources and Types of Net Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012

Total other-than-temporary debt impairments	$(1.3)	$(0.9)	$(5.0)
Portion of losses recognized in OCI	—	(0.9)	2.2
Net debt impairments recognized in earnings	$(1.3)	$(1.8)	$(2.8)
Debt security impairments:
U.S. government and agency	$—	$—	$—
State and political subdivision	—	—	(0.1)
Foreign government	—	—	—
Corporate	(1.3)	—	—
CMBS	—	(0.3)	(0.1)
RMBS	—	(1.3)	(1.9)
CDO/CLO	—	(0.2)	(0.4)
Other ABS	—	—	(0.3)
Net debt security impairments	(1.3)	(1.8)	(2.8)
Equity security impairments	—	—	—
Impairment losses	(1.3)	(1.8)	(2.8)
Debt security transaction gains	6.1	11.3	22.8
Debt security transaction losses	(2.4)	(0.4)	(0.7)
Equity security transaction gains	—	—	—
Equity security transaction losses	(0.1)	—	—
Limited partnerships and other investment transaction gains	—	—	—
Limited partnerships and other investment transaction losses	—	—	(0.3)
Net transaction gains (losses)	3.6	10.9	21.8
Derivative instruments	(21.9)	(23.1)	(49.0)
Embedded derivatives [1]	(45.4)	11.0	4.0
Related party reinsurance derivatives	—	—	(8.0)
Net realized investment gains (losses), excluding impairment losses	(63.7)	(1.2)	(31.2)
Net realized investment gains (losses), including impairment losses	$(65.0)	$(3.0)	$(34.0)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 8 to these financial statements for additional disclosures.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Unrealized investment gains (losses)

Sources of Changes in Net Unrealized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012

Debt securities	$135.4	$(149.4)	$123.1
Equity securities	1.2	(0.9)	—
Other investments	0.3	(0.8)	—
Net unrealized investment gains (losses)	$136.9	$(151.1)	$123.1

Net unrealized investment gains (losses)	$136.9	$(151.1)	$123.1
Applicable to DAC	38.0	(61.3)	32.0
Applicable to other actuarial offsets	50.3	(56.7)	59.2
Applicable to deferred income tax expense (benefit)	31.9	(11.6)	24.3
Offsets to net unrealized investment gains (losses)	120.2	(129.6)	115.5
Net unrealized investment gains (losses) included in OCI	$16.7	$(21.5)	$7.6

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

The carrying value of our investments in non-consolidated VIEs (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $16.1 million and $15.6 million as of December 31, 2014 and 2013, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

7. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $186.8 million and $137.7 million at December 31, 2014 and 2013, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of December 31, 2014, we were not exposed to the credit concentration risk of any issuer representing exposure greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of December 31, 2014, we held derivative assets, net of liabilities, with a fair value of $71.9 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments of these issuers with a fair value of $75.9 million as of December 31, 2014. Our maximum amount of loss due to credit risk with these issuers was $147.8 million as of December 31, 2014. See Note 9 to these financial statements for additional information regarding derivatives.

8.	Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. In 2014 and 2013, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.6 billion and $2.0 billion at December 31, 2014 and 2013, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	As of December 31,
($ in millions)	2014	2013

Debt securities	$276.0	$322.1
Equity funds	1,303.1	1,538.7
Other	35.5	47.4
Total	$1,614.6	$1,908.2

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

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

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2014
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$17.0	$9.5
Incurred	2.1	2.0
Paid	(3.0)	(0.2)
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	0.2	5.2
Balance, end of period	$16.3	$16.4

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2013
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$10.8	$20.9
Incurred	2.0	(3.4)
Paid	(2.7)	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Assumption unlocking	6.9	(7.9)
Balance, end of period	$17.0	$9.5

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Variable Annuity Guaranteed Insurance Benefit Liability Balances:	For the year ended December 31, 2012
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$10.8	$17.0
Incurred	1.0	3.8
Paid	(1.0)	—
Change due to net unrealized gains or losses included in AOCI	—	0.3
Assumption unlocking	—	(0.2)
Balance, end of period	$10.8	$20.9

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force:

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$626.6	$1.4	$1.4	63
GMDB step up	1,200.7	65.7	10.6	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	1,879.1	$71.9	$16.8
Less: General account value with GMDB	270.7
Subtotal separate account liabilities with GMDB	1,608.4
Separate account liabilities without GMDB	149.1
Total separate account liabilities	$1,757.5
GMIB [1] at December 31, 2014	$308.4			65

GMDB and GMIB Benefits by Type:	December 31, 2013
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$728.8	$1.8	$1.8	63
GMDB step up	1,401.0	66.7	7.0	63
GMDB earnings enhancement benefit (“EEB”)	35.9	0.1	0.1	64
GMDB greater of annual step up and roll up	26.7	4.8	4.8	68
Total GMDB at December 31, 2013	2,192.4	$73.4	$13.7
Less: General account value with GMDB	294.7
Subtotal separate account liabilities with GMDB	1,897.7
Separate account liabilities without GMDB	155.0
Total separate account liabilities	$2,052.7
GMIB [1] at December 31, 2013	$385.7			64
———————

[1]
Policies with a GMIB also have a GMDB, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMIB is released. Similarly, when a policy goes into benefit status on a GMIB, its GMDB NAR is released.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Changes in Fixed Indexed Annuity Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	For the years ended December 31,
	2014	2013	2012

Balance, beginning of period	$85.4	$102.1	$5.6
Incurred	33.4	60.8	37.2
Paid	(0.3)	(0.3)	—
Change due to net unrealized gains or losses included in AOCI	35.9	(58.5)	59.3
Assumption unlocking	(7.4)	(18.7)	—
Balance, end of period	$147.0	$85.4	$102.1

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

Changes in Universal Life Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	For the years ended December 31,
	2014	2013	2012

Balance, beginning of period	$145.8	$118.0	$98.5
Incurred	35.0	33.6	21.1
Paid	(14.8)	(14.3)	(9.5)
Change due to net unrealized gains or losses included in AOCI	2.1	(2.1)	2.1
Assumption unlocking	(1.8)	10.6	5.8
Balance, end of period	$166.3	$145.8	$118.0

In addition, the universal life block of business has experience which produces profits in earlier periods followed by losses in later periods for which additional reserves are required to be held above the account value liability. These reserves are accrued ratably over historical and anticipated positive income to offset the future anticipated losses. The assumptions used in estimating these liabilities are generally consistent with those used for amortizing DAC. The most significant driver of the positive 2014 unlock results in these reserves was the extension of mortality improvement for an additional year, which reduced overall expected mortality expense.

Changes in Universal Life Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	For the years ended December 31,
	2014	2013	2012

Balance, beginning of period	$270.3	$302.6	$212.0
Incurred	93.2	53.2	35.1
Change due to net unrealized gains or losses included in AOCI	7.6	0.7	15.9
Assumption unlocking	(4.5)	(86.2)	39.6
Balance, end of period	$366.6	$270.3	$302.6

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, GMAB and/or COMBO rider. These features are accounted for as embedded derivatives as described below.

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	As of December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$471.3	65
GMAB	305.8	59
COMBO	6.9	64
Balance, end of period	$784.0

Variable Annuity Embedded Derivatives Non-Insurance Guaranteed Product Features:	As of December 31, 2013
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$551.1	64
GMAB	370.9	59
COMBO	7.0	63
Balance, end of period	$929.0

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Variable Annuity Embedded Derivative Liabilities:	December 31,
($ in millions)	2014	2013

GMWB	$6.9	$(5.1)
GMAB	(0.3)	1.4
COMBO	(0.2)	(0.4)
Total variable annuity embedded derivative liabilities	$6.4	$(4.1)

There were no benefit payments made for the GMWB and GMAB during 2014 and 2013. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 10 to these financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $153.9 million and $91.9 million as of December 31, 2014 and 2013, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 9 to these financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings are $(45.4) million and $11.0 million for the years ended December 31, 2014 and 2013, respectively.

9.	Derivative Instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes our surplus hedge which utilizes futures and options to hedge against declines in equity markets and the resulting statutory capital and surplus impact, as well as our fixed indexed annuity (“FIA”) separate account hedge which uses interest rate swaptions to hedge against rising interest rates. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our FIA products.

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of December 31, 2014 and 2013, $16.0 million and $25.6 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

9. Derivative Instruments (continued)

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.2	—
Put options	2015 - 2022	677.5	29.4	—
Call options	2015 - 2019	2,019.2	118.2	74.6
Equity futures	2015	2.9	—	0.5
Total derivative instruments		$3,591.5	$157.5	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2013
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2027	$139.0	$3.9	$6.8
Variance swaps	2015 - 2017	0.9	—	7.9
Swaptions	2024 - 2025	3,902.0	30.7	—
Put options	2015 - 2022	391.0	29.5	—
Call options	2014 - 2018	1,701.6	161.2	96.1
Equity futures	2014	159.7	—	5.3
Total derivative instruments		$6,294.2	$225.3	$116.1
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	For the years ended December 31,
($ in millions)	2014	2013	2012

Interest rate swaps	$11.0	$(11.4)	$(1.7)
Variance swaps	(0.7)	(3.6)	(7.9)
Swaptions	(30.5)	17.3	(0.2)
Put options	(4.9)	(40.7)	(20.9)
Call options	18.8	60.1	0.9
Equity futures	(15.6)	(44.8)	(19.2)
Embedded derivatives	(45.4)	11.0	4.0
Related party reinsurance derivatives	—	—	(8.0)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(67.3)	$(12.1)	$(53.0)

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

9. Derivative Instruments (continued)

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

9. Derivative Instruments (continued)

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

Offsetting of Derivative Assets/Liabilities:	As of December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$157.5	$—	$157.5	$(82.6)	$—	$74.9
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.6	$3.0	$—

Offsetting of Derivative Assets/Liabilities:	As of December 31, 2013
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$225.3	$—	$225.3	$(110.2)	$—	$115.1
Total derivative liabilities	$(116.1)	$—	$(116.1)	$110.2	$5.9	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $13.0 million and $19.7 million as of December 31, 2014 and 2013, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of December 31, 2014 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

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

Investments for which fair value is based upon unadjusted quoted market prices are reported as Level 1. The number of quotes the issuer obtains per instrument will vary depending on the security type and availability of pricing data from independent third-party, nationally recognized pricing vendors. The Company has defined a pricing hierarchy among pricing vendors to determine ultimate value used and also reviews significant discrepancies among pricing vendors to determine final value used. Prices from pricing services are not adjusted, but the Company may obtain a broker quote or use an internal model to price a security if it believes vendor prices do not reflect fair value. When quoted prices are not available, we use these pricing vendors to give an estimated fair value. If quoted prices, or an estimated price from our pricing vendors are not available or we determine that the price is based on disorderly transactions or in inactive markets, fair value is based upon internally developed models or obtained from an independent third-party broker. We primarily use market-based or independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, liquidity and unobservable parameters that are applied consistently over time.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Debt securities

We use pricing vendors to estimate fair value for the majority of our public debt securities. The pricing vendors’ estimates are based on market data and use pricing models that vary by asset class and incorporate available trade, bid and other market information. The methodologies used by these vendors are reviewed and understood by management through discussion with and information provided by these vendors. The Company assesses the reasonableness of individual security values received from valuation pricing vendors through various analytical techniques. Management also assesses whether the assumptions used appear reasonable and consistent with the objective of determining fair value. When our pricing vendors are unable to obtain evaluations based on market data, fair value is determined by obtaining a direct broker quote. Management reviews these broker quotes and valuation techniques to determine whether they are appropriate and consistently applied. Broker quotes are evaluated based on the Company’s assessment of the broker’s knowledge of, and history in trading, the security and the Company’s understanding of inputs used to derive the broker quote. Management also assesses reasonableness of individual security values similar to the vendor pricing review noted above.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

RMBS, CMBS, CDO/CLO and Other ABS

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

Equity securities

Private Equity Investments

The fair value of non-public private equity is estimated using the valuation of the lead investor (“sponsor value”), typically a general partner of an investment in a limited partnership in which we invest. The sponsors, or lead investors/underwriters of these investments, account for them on an equity basis. The Company will then obtain securities fair value from these sponsors to infer the appropriate fair value for its holdings in the same or similar investment. If we cannot determine a price using the sponsor value, we estimate the fair value using management’s professional judgment. Management evaluates many inputs including, but not limited to, current operating performance, future expectations of the investment, industry valuations of comparable public companies and changes in market outlook and third-party financing environment over time. Financial information for these investments is reported on a three-month delay due to the timing of financial statements as of the current reporting period.

Public Equity

Our publicly held common equity securities are generally obtained through the initial public offering of privately-held equity investments and are reported at the estimated fair value determined based on quoted prices in active markets. To the extent these securities have readily determinable exchange based prices, the securities are categorized as Level 1 of our hierarchy. If management determines there are liquidity concerns or exchange based information for the specific securities in our portfolio is not available, the securities are categorized as Level 2. For our preferred equity securities, we obtain fair value estimates from our pricing vendors. In addition, management will consistently monitor these holdings and prices will be modified for any pertinent and/or significant events that would result in a valuation adjustment, including an analysis for potential credit-related events or impairments.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

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

The fair value of OTC derivative financial instruments is also adjusted for the credit risk of the counterparty in cases in which there are no collateral offsets. To estimate the impact on fair value of a market participant’s view of counterparty non-performance risk we use a credit default swap (“CDS”) based approach in measuring this counterparty non-performance risk by looking at the cost of obtaining credit protection in the CDS market for the aggregate fair value exposure amount over the remaining life of derivative contracts, given the counterparty’s rating. The resulting upfront CDS premium, calculated using Bloomberg analytics, serves as a reasonable estimate of the default provision for the non-performance risk or counterparty valuation adjustment to the fair valuation of non-collateralized OTC derivative financial instruments.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of December 31, 2014 and 2013, respectively.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.1	$80.2	$89.3
State and political subdivision	—	35.9	193.3	229.2
Foreign government	—	57.7	16.1	73.8
Corporate	—	1,414.7	1,417.2	2,831.9
CMBS	—	191.0	64.6	255.6
RMBS	—	424.8	151.6	576.4
CDO/CLO	—	—	83.5	83.5
Other ABS	—	4.2	77.9	82.1
Total available-for-sale debt securities	—	2,137.4	2,084.4	4,221.8
Available-for-sale equity securities	—	—	28.7	28.7
Short-term investments	79.8	—	—	79.8
Derivative assets	—	157.5	—	157.5
Fair value investments	—	13.0	33.7	46.7
Separate account assets	1,757.5	—	—	1,757.5
Total assets	$1,837.3	$2,307.9	$2,146.8	$6,292.0
Liabilities
Derivative liabilities	$0.5	$85.1	$—	$85.6
Embedded derivatives	—	—	160.3	160.3
Total liabilities	$0.5	$85.1	$160.3	$245.9
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2014.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	As of December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.8	$58.8	$68.6
State and political subdivision	—	20.8	133.8	154.6
Foreign government	—	62.2	3.3	65.5
Corporate	—	1,105.0	1,091.9	2,196.9
CMBS	—	221.8	31.9	253.7
RMBS	—	333.9	176.1	510.0
CDO/CLO	—	—	70.9	70.9
Other ABS	—	13.6	82.3	95.9
Total available-for-sale debt securities	—	1,767.1	1,649.0	3,416.1
Available-for-sale equity securities	—	—	11.2	11.2
Short-term investments	80.0	1.0	—	81.0
Derivative assets	—	225.3	—	225.3
Fair value investments	—	13.0	35.6	48.6
Separate account assets	2,052.7	—	—	2,052.7
Total assets	$2,132.7	$2,006.4	$1,695.8	$5,834.9
Liabilities
Derivative liabilities	$5.3	$110.8	$—	$116.1
Embedded derivatives	—	—	87.8	87.8
Total liabilities	$5.3	$110.8	$87.8	$203.9
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the year ended December 31, 2013.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	As of December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$219.9	$362.6	$582.5
Energy	—	181.6	163.1	344.7
Financial services	—	574.6	321.5	896.1
Capital goods	—	142.0	125.3	267.3
Transportation	—	30.5	114.9	145.4
Utilities	—	117.9	219.3	337.2
Other	—	148.2	110.5	258.7
Total corporates	$—	$1,414.7	$1,417.2	$2,831.9

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	As of December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$288.9	$367.9	$656.8
Energy	—	137.7	135.3	273.0
Financial services	—	440.3	238.0	678.3
Capital goods	—	62.6	55.6	118.2
Transportation	—	25.0	85.1	110.1
Utilities	—	83.6	154.3	237.9
Other	—	66.9	55.7	122.6
Total corporates	$—	$1,105.0	$1,091.9	$2,196.9

Level 3 financial assets and liabilities

The following tables set forth a summary of changes in the fair value of our Level 3 financial assets and liabilities. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 3 occur at the beginning of each period. The securities which were transferred into Level 3 were due to decreased market observability of similar assets and/or changes to significant inputs, such as downgrades or price declines. Transfers out of Level 3 were due to increased market activity on comparable assets or observability of inputs.

Level 3 Financial Assets:	As of December 31, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$58.8	$24.2	$(7.5)	$—	$—	$—	$4.7	$80.2
State and political subdivision	133.8	51.2	(2.2)	—	—	—	10.5	193.3
Foreign government	3.3	2.2	—	10.7	—	—	(0.1)	16.1
Corporate	1,091.9	335.0	(64.6)	68.5	(44.3)	(0.9)	31.6	1,417.2
CMBS	31.9	8.1	(6.5)	33.8	(6.9)	0.3	3.9	64.6
RMBS	176.1	2.3	(20.2)	—	(4.3)	0.3	(2.6)	151.6
CDO/CLO	70.9	35.2	(20.1)	—	—	0.6	(3.1)	83.5
Other ABS	82.3	13.7	(17.3)	1.0	—	0.1	(1.9)	77.9
Total available-for-sale debt securities	1,649.0	471.9	(138.4)	114.0	(55.5)	0.4	43.0	2,084.4
Available-for-sale equity securities	11.2	17.2	—	—	—	—	0.3	28.7
Fair value investments	35.6	1.0	(2.3)	—	—	(0.6)	—	33.7
Total assets	$1,695.8	$490.1	$(140.7)	$114.0	$(55.5)	$(0.2)	$43.3	$2,146.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	As of December 31, 2013
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$25.9	$44.3	$(9.1)	$—	$—	$—	$(2.3)	$58.8
State and political subdivision	116.1	47.8	(1.5)	—	—	—	(28.6)	133.8
Foreign government	8.0	—	—	1.6	(6.1)	—	(0.2)	3.3
Corporate	797.9	356.4	(57.0)	41.6	(10.9)	0.7	(36.8)	1,091.9
CMBS	19.3	19.3	(1.7)	—	(1.5)	(0.2)	(3.3)	31.9
RMBS	223.3	1.3	(36.4)	5.1	—	(0.5)	(16.7)	176.1
CDO/CLO	56.8	36.6	(10.6)	—	—	(0.3)	(11.6)	70.9
Other ABS	80.1	13.4	(10.2)	—	—	—	(1.0)	82.3
Total available-for-sale debt securities	1,327.4	519.1	(126.5)	48.3	(18.5)	(0.3)	(100.5)	1,649.0
Available-for-sale equity securities	3.6	8.4	—	—	—	—	(0.8)	11.2
Fair value investments	22.7	21.1	(8.3)	—	—	0.1	—	35.6
Total assets	$1,353.7	$548.6	$(134.8)	$48.3	$(18.5)	$(0.2)	$(101.3)	$1,695.8
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivatives
($ in millions)	For the years ended December 31,
	2014	2013

Balance, beginning of period	$87.8	$86.8
Net purchases/(sales)	27.1	12.0
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses [1]	45.4	(11.0)
Balance, end of period	$160.3	$87.8
———————

[1]	Realized gains and losses are included in net realized investment gains on the statements of income and comprehensive income.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

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

Level 3 Assets: [1]	As of December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$80.2	Discounted cash flow	Yield	1.02% - 3.64% (2.75%)
State and political subdivision	$65.9	Discounted cash flow	Yield	2.34% - 4.50% (3.33%)
Corporate	$1,053.3	Discounted cash flow	Yield	0.93% - 6.88% (3.35%)
Other ABS	$9.8	Discounted cash flow	Yield	1.83% - 3.01% (2.01%)
Fair value investments	$1.0	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	As of December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$58.8	Discounted cash flow	Yield	1.07% - 5.00% (3.18%)
State and political subdivision	$45.4	Discounted cash flow	Yield	2.44% - 5.79% (3.88%)
Corporate	$874.8	Discounted cash flow	Yield	1.06% - 6.75% (3.82%)
Other ABS	$11.3	Discounted cash flow	Yield	2.10% - 3.41% (2.30%)
			Prepayment rate	2.00%
			Default rate	2.53% for 48 mos then 0.37% thereafter
			Recovery rate	10.00% (TRUPS)
Fair value investments	$0.8	Discounted cash flow	Default rate	0.25%
			Recovery rate	45.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	As of December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$153.9	Budget method	Swap curve	0.24% -2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.4	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

Level 3 Liabilities:	As of December 31, 2013
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$91.9	Budget method	Swap curve	0.19% - 3.79%
			Mortality rate	103% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.02% - 47.15%
			CSA	3.23%
Embedded derivatives (GMAB / GMWB / COMBO)	$(4.1)	Risk neutral stochastic valuation methodology	Volatility surface	10.85% - 46.33%
			Swap curve	0.15% - 4.15%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.23%

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$80.2	$—	$80.2
State and political subdivision	65.9	127.4	193.3
Foreign government	—	16.1	16.1
Corporate	1,053.3	363.9	1,417.2
CMBS	—	64.6	64.6
RMBS	—	151.6	151.6
CDO/CLO	—	83.5	83.5
Other ABS	9.8	68.1	77.9
Total available-for-sale debt securities	1,209.2	875.2	2,084.4
Available-for-sale equity securities	—	28.7	28.7
Fair value investments	1.0	32.7	33.7
Total assets	$1,210.2	$936.6	$2,146.8
Liabilities
Embedded derivatives	$160.3	$—	$160.3
Total liabilities	$160.3	$—	$160.3
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	As of December 31, 2013
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$58.8	$—	$58.8
State and political subdivision	45.4	88.4	133.8
Foreign government	—	3.3	3.3
Corporate	874.8	217.1	1,091.9
CMBS	—	31.9	31.9
RMBS	—	176.1	176.1
CDO/CLO	—	70.9	70.9
Other ABS	11.3	71.0	82.3
Total available-for-sale debt securities	990.3	658.7	1,649.0
Available-for-sale equity securities	—	11.2	11.2
Fair value investments	0.8	34.8	35.6
Total assets	$991.1	$704.7	$1,695.8
Liabilities
Embedded derivatives	$87.8	$—	$87.8
Total liabilities	$87.8	$—	$87.8
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:		As of December 31,
($ in millions)		2014		2013
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$68.1	$67.6	$66.1	$65.6
Cash and cash equivalents	Level 1	$162.3	$162.3	$181.0	$181.0
Financial liabilities:
Investment contracts	Level 3	$3,306.9	$3,308.6	$2,775.2	$2,776.2
Surplus notes	Level 3	$30.0	$30.0	$30.0	$30.0

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

Indebtedness

The fair value of surplus notes is determined with reference to the fair value of Phoenix’s senior unsecured bonds including consideration of the different features in the two securities. See Note 12 to these financial statements for additional information.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

11.	Income Taxes

Phoenix and PHL Variable file a consolidated U.S. Federal income tax return. The Company also files combined, unitary and separate income tax returns in various states.

Significant Components of Income Taxes:	For the years ended December 31,
($ in millions)	2014	2013	2012
Income tax expense (benefit) attributable to:
Current	$21.1	$(24.7)	$27.9
Deferred	(17.3)	—	(10.9)
Income tax expense (benefit)	$3.8	$(24.7)	$17.0

Reconciliation of Effective Income Tax Rate:	For the years ended December 31,
($ in millions)	2014	2013	2012

Income (loss) before income taxes	$(105.5)	$39.7	$(122.1)
Income tax expense (benefit) at statutory rate of 35.0%	(36.9)	13.9	(42.7)
Dividend received deduction	(2.0)	(1.2)	(1.5)
Valuation allowance increase (release)	43.1	(36.8)	61.3
Other, net	(0.4)	(0.6)	(0.1)
Income tax expense (benefit)	$3.8	$(24.7)	$17.0
Effective income tax rates	(3.6%)	(62.2%)	(13.9%)

Allocation of Income Taxes:	For the years ended December 31,
($ in millions)	2014	2013	2012

Income tax expense (benefit)	$3.8	$(24.7)	$17.0
Income tax from OCI:
Unrealized investment (gains) losses	31.9	(11.6)	24.3
Income tax related to cumulative effect of change in accounting guidance	—	—	—
Total income tax recorded to all components of income	$35.7	$(36.3)	$41.3

Deferred Income Tax Balances Attributable to Temporary Differences:	As of December 31,
($ in millions)	2014	2013
Deferred income tax assets
Future policyholder benefits	$309.2	$264.3
Available-for-sale debt securities	13.1	27.8
Alternative minimum tax credits	2.1	2.1
Other	2.1	0.2
Subtotal	326.5	294.4
Valuation allowance	(127.9)	(69.9)
Total deferred income tax assets, net of valuation allowance	198.6	224.5
Deferred income tax liabilities
DAC	92.3	104.4
Investments	81.1	70.1
Other	12.1	22.2
Gross deferred income tax liabilities	185.5	196.7
Net deferred income tax assets	$13.1	$27.8

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

11. Income Taxes (continued)

As of December 31, 2014, we performed our assessment of the realization of deferred tax assets. This assessment included consideration of all available evidence – both positive and negative – weighted to the extent the evidence was objectively verifiable. In performing this assessment, the Company considered the existence of cumulative losses in the three most recent years, which has been considered significant negative evidence in our assessment.

With the existence of PHL Variable and parent company life subgroup taxable profits in recent years, the Company has experienced some utilization of its tax loss carryovers and incurred current federal income tax. Under U.S. federal tax law, taxes paid by PHL Variable and the life subgroup are available for recoupment in the event of future losses. Under GAAP, the ability to carryback losses and recoup taxes paid can be considered as a source of income when assessing the realization of deferred tax assets. The Company believes that it is reasonably possible the consolidated return will experience taxable losses in the near term, however projecting such losses is subject to a number of estimates and assumptions including future impacts on market and actuarial assumptions. Actual results may vary from projections and, due to the uncertainty of these estimates, we do not believe significant weight can be placed on the assumption that taxes paid in the current and prior years will be recouped. Accordingly, management has not deemed the PHL Variable taxes paid in current and prior tax years as a viable source of income when performing its valuation allowance assessment.

Further, we believe that the continued existence of significant negative evidence illustrated by a three year cumulative loss before tax is significant enough to overcome any positive evidence. This is further supported by the continued costs associated with the restatement and downgrades of financial strength credit ratings which may adversely impact the Company’s future earnings.

Due to the application of our tax sharing agreement, positive and negative evidence at both the parent and subsidiary levels have been considered in our assessment of deferred tax asset realizability at the subsidiary level. Due to the significance of the negative evidence at both the parent and subsidiary levels, as well as the weight given to the objective nature of the cumulative losses in recent years, and after consideration of all available evidence, we concluded that our estimates of future taxable income, timing of the reversal of existing taxable temporary differences and certain tax planning strategies did not provide sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. To the extent either PHL Variable or Phoenix can demonstrate the ability to generate sustained profitability in the future, the valuation allowance could potentially be reversed resulting in a benefit to income tax expense.

As of December 31, 2014, we concluded that our estimates of future taxable income, certain tax planning strategies and other sources of income did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable. Accordingly, a valuation allowance of $127.9 million has been recorded on net deferred tax assets of $141.0 million. The valuation allowance recorded constitutes a full valuation allowance on the net deferred tax assets that require future taxable income in order to be realized. The remaining deferred tax asset of $13.1 million attributable to available-for-sale debt securities with gross unrealized losses does not require a valuation allowance due to our ability and intent to hold these securities until recovery of principal value through sale or contractual maturity, thereby avoiding the realization of taxable losses. This conclusion is consistent with prior periods. The impact of the valuation allowance on the allocation of tax to the components of the financial statements included an increase of $43.1 million in net loss and an increase of $14.9 million in OCI-related deferred tax balances.

As of December 31, 2014, we had deferred income tax assets of $2.1 million related to alternative minimum tax credit carryovers which do not expire.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. The 2011 and 2012 tax years remain under examination; however, no material unanticipated assessments have been identified, and we believe no adjustment to our liability for uncertain tax positions is required.

There were no unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

11. Income Taxes (continued)

The Company has no interest and penalties as income tax expense and no accrued interest and penalties in the related income tax liability for the years ended December 31, 2014 and 2013.

12.	Related Party Transactions

Capital contributions

During the years ended December 31, 2014 and 2013, we received $15.0 million and $45.0 million, respectively, in capital contributions from PM Holdings, Inc.

Related party transactions

The amounts included in the following discussion are gross expenses, before deferrals for policy acquisition costs.

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $69.3 million, $91.5 million and $71.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts payable to Phoenix Life were $4.4 million and $6.3 million as of December 31, 2014 and 2013, respectively.

See Note 14 to these financial statements for additional information on related party transactions.

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

See Note 4 to these financial statements for additional information on related party transactions.

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we, in turn, reimburse Phoenix Life. Commissions incurred were $6.5 million, $6.4 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $78.6 million, $65.4 million and $73.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts payable to Phoenix Life were $2.1 million and $1.3 million as of December 31, 2014 and 2013, respectively.

Saybrus, a majority-owned subsidiary of Phoenix, provides life insurance and annuity wholesaling services. Commissions paid by Saybrus were $11.5 million, $9.2 million and $11.3 million as of December 31, 2014, 2013 and 2012, respectively. Commission amounts payable to Saybrus were $0.9 million and $0.7 million as of December 31, 2014 and 2013, respectively.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

12. Related Party Transactions (continued)

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus, provides wholesaling services to various third-party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of December 31, 2014, 2013 and 2012, respectively. Commission amounts payable to Saybrus Equity were immaterial as of December 31, 2014 and 2013, respectively.

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. In connection with this service, we had a net amount due from Phoenix Life of $4.5 million as of December 31, 2014 and a net amount due to Phoenix Life of $2.6 million as of December 31, 2013. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. In connection with this service, we had amounts due from Phoenix Life and Annuity of $0.9 million as of December 31, 2014 and a net amount due to Phoenix Life and Annuity of $0.5 million as of December 31, 2013. We do not charge any fees for this service.

Indebtedness due to affiliate

PHL Variable issued $30.0 million surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043. Interest is paid annually at a rate of 10.5% and requires the prior approval of the Insurance Commissioner of the State of Connecticut. Payments may be made only out of surplus funds as defined under applicable law and regulations of the State of Connecticut. Upon approval by the Insurance Commissioner, the notes may be redeemed at any time, either in whole or in part, at a redemption price of 100% plus accrued interest to the date set for the redemption. Connecticut Law provides that the notes are not part of the legal liabilities of PHL Variable. The Company incurred interest expense of $3.2 million related to these notes for the year ended December 31, 2014.

13.	Accumulated Other Comprehensive Income

Changes in each component of AOCI attributable to the Company for the years ended December 31 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss): ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized	Net Unrealized Gains / (Losses) on All Other Investments [1]	Total

Balance as of December 31, 2012	$(1.3)	$10.1	$8.8
Change in component during the period before reclassifications	3.8	(19.4)	(15.6)
Amounts reclassified from AOCI	0.5	(6.4)	(5.9)
Balance as of December 31, 2013	3.0	(15.7)	(12.7)
Change in component during the period before reclassifications	2.2	15.9	18.1
Amounts reclassified from AOCI	(0.8)	(0.6)	(1.4)
Balance as of December 31, 2014	$4.4	$(0.4)	$4.0
———————

[1]
See Note 7 to these financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

13. Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI			Affected Line Item in the Statements of Income and Comprehensive Income
($ in millions)	For the years ended December 31,
	2014	2013	2012
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$1.2	$(0.7)	$(1.9)	Net realized capital gains (losses)
	1.2	(0.7)	(1.9)	Total before income taxes
	0.4	(0.2)	(0.7)	Income tax expense (benefit)
	$0.8	$(0.5)	$(1.2)	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$1.1	$9.8	$21.2	Net realized capital gains (losses)
	1.1	9.8	21.2	Total before income taxes
	0.5	3.4	7.4	Income tax expense (benefit)
	$0.6	$6.4	$13.8	Net income (loss)
Total amounts reclassified from AOCI	$1.4	$5.9	$12.6	Net income (loss)

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

Our ultimate parent company has historically provided employees with other post-employment benefits that include health care and life insurance. In December 2009, Phoenix announced the decision to eliminate retiree medical coverage for current employees whose age plus years of service did not equal at least 65 as of March 31, 2010. Employees who remain eligible must still meet all other plan requirements to receive benefits. In addition, the cap on the Company’s contribution to pre-65 retiree medical costs per participant was reduced beginning with the 2011 plan year.

Applicable information regarding the actuarial present value of vested and non-vested accumulated plan benefits, and the net assets of the plans available for benefits, is omitted as the information is not separately calculated for our participation in the plans. Phoenix, the plan sponsor, established an accrued liability and amounts attributable to us have been allocated.

Employee benefit expense allocated to us for these benefits totaled $3.8 million, $3.2 million and $4.6 million for 2014, 2013 and 2012, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). Phoenix Life took advantage of this in September of 2014, which resulted in no further contributions to the pension plan for the remainder of 2014. Over the next 12 months, Phoenix Life does not expect to make any contributions to the pension plan.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

15.	Share-Based Payments

The Phoenix has a share-based compensation to certain employees and non-employee directors. The Company is included in these plans and has been allocated compensation expense of $0.7 million, $1.3 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $(0.2) million, $(0.5) million and $(0.4) million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company did not capitalize the cost of stock-based compensation.

16.	Statutory Financial Information and Regulatory Matters

We are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. The State of Connecticut Insurance Department (the “Department”) has adopted the National Association of Insurance Commissioners’ (the “NAIC’s”) Accounting Practices and Procedures manual effective January 1, 2001 (“NAIC SAP”) as a component of its prescribed or permitted statutory accounting practices. As of December 31, 2014, 2013 and 2012, the Department has not prescribed or permitted us to use any accounting practices that would materially deviate from NAIC SAP. Statutory surplus differs from equity reported in accordance with U.S. GAAP primarily because policy acquisition costs are expensed when incurred, life insurance reserves are based on different assumptions and deferred tax assets are limited to amounts reversing in a specified period with an additional limitation based upon 10% or 15% of statutory surplus, dependent on meeting certain risk-based capital (“RBC”) thresholds.

Connecticut Insurance Law requires that Connecticut life insurers report their RBC. RBC is based on a formula calculated by applying factors to various assets, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. Connecticut Insurance Law gives the Connecticut Commissioner of Insurance explicit regulatory authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not exceed certain RBC levels. Our RBC was in excess of 200% of Company Action Level (the level where a life insurance enterprise must submit a comprehensive plan to state insurance regulators) as of December 31, 2014 and 2013.

The information below is taken from the PHL Variable annual statement filed with state regulatory authorities.

Statutory Financial Data: [1]	As of or for the years ended December 31,
($ in millions)	2014	2013	2012

Statutory capital and surplus	$198.6	$222.9	$313.5
Asset valuation reserve	15.1	12.3	7.5
Statutory capital, surplus and asset valuation reserve	$213.7	$235.2	$321.0
Statutory net gain (loss) from operations	$(37.5)	$(67.6)	$61.9
Statutory net income (loss)	$(41.1)	$(86.1)	$49.7
———————

[1]	Amounts in statements filed with state regulatory authorities may differ from audited financial statements.

The Connecticut Insurance Holding Company Act limits the maximum amount of annual dividends and other distributions in any 12-month period to stockholders of Connecticut domiciled insurance companies without prior approval of the Insurance Commissioner. Under current law, we cannot make any dividend distribution during 2015 without prior approval.

17.	Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

17. Contingent Liabilities (continued)

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

SEC Cease-and-Desist Order

Phoenix and the Company are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and the Company to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and the Company remain subject to these obligations. Pursuant to the Orders, Phoenix and the Company were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and the Company paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders.

Cases Brought by Policy Investors

On June 5, 2012, Wilmington Savings Fund Society, FSB, as successor in interest to Christiana Bank & Trust Company and as trustee of 60 unnamed trusts, filed suit against Phoenix, Phoenix Life and the Company in the United States District Court for the Central District of California; the case was later transferred to the District of Delaware (C.A. No. 13-499-RGA) by order dated March 28, 2013. After the plaintiffs twice amended their complaint, and dropped Phoenix as a defendant and dropped one of the plaintiff Trusts, the court issued an order on April 9, 2014 dismissing seven of the ten counts, and partially dismissing two more, with prejudice. The court dismissed claims alleging that Phoenix Life and the Company committed RICO violations and fraud by continuing to collect premiums while concealing an intent to later deny death claims. The claims that remain in the case seek a declaration that the policies at issue are valid, and damages relating to cost of insurance increases. This case has been settled, and the settlement does not have a material impact on the Company’s financial statements.

On August 2, 2012, Lima LS PLC filed a complaint against Phoenix, Phoenix Life, the Company, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix Life promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

17. Contingent Liabilities (continued)

The Company, a subsidiary of Phoenix Life, has been named as a defendant in six actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. Five cases have been brought against the Company, while one case has been brought against the Company and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against the Company, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by the Company in 2011.

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation, and discovery in these four actions has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part the Company’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part the Company’s motion for summary judgment. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims. The plaintiff in the SPRR Litigation seeks damages for breach of contract for a nationwide class of policyholders.

The Fleisher Litigation, the U.S. Bank N.Y. Litigations and the Tiger Capital Litigation are scheduled for consecutive trials commencing on June 15, 2015.

Complaints to state insurance departments regarding the Company’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing the Company to take remedial action in response to complaints by a single policyholder. The Company disagrees with both states’ positions. On March 23, 2015, an Administrative Law Judge (“ALJ”) in Wisconsin ordered PHL Variable to pay restitution to current and former owners of seven policies and imposed a fine on PHL Variable which, in a total amount, does not have a material impact on PHL Variable’s financial position (Office of the Commissioner of Insurance Case No. 13- C35362). PHL Variable disagrees with the ALJ’s determination and intends to appeal the order.

Phoenix Life and the Company believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them, including by appeal if necessary. The outcome of these matters is uncertain and any potential losses cannot be reasonably estimated.

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

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

17. Contingent Liabilities (continued)

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

State Insurance Department Examinations

During 2012 and 2013, the Connecticut Insurance Department conducted its routine financial and market conduct examination of the Company and two other Connecticut-domiciled insurance affiliates. The Connecticut Insurance Department released its financial examination report for the Company on May 28, 2014 and its market conduct examination report on December 29, 2014.

Unclaimed Property Inquiries

In late 2012, Phoenix and the Company and their affiliates received separate notices from Unclaimed Property Clearing House (“UPCH”) and Kelmar Associates, LLC (“Kelmar”) that UPCH and Kelmar had been authorized by the unclaimed property administrators in certain states to conduct unclaimed property audits. The audits began in 2013 and are being conducted on the Phoenix enterprise with a focus on death benefit payments; however, all amounts owed by any aspect of the Phoenix enterprise are also a focus. This includes any payments to vendors, brokers, former employees and shareholders. UPCH represents 31 states and the District of Columbia and Kelmar represents seven states.

18.	Supplemental Unaudited Quarterly Financial Information

The following tables reflect unaudited summarized quarterly financial results during the years ended December 31, 2014 and 2013.

Summarized Selected Quarterly Financial Data:	Quarter ended 2014
($ in millions)	Mar 31,	June 30,	Sept 30,	Dec 31,

Revenues	$96.7	$133.1	$130.0	$117.9

Benefits and expenses	$112.3	$131.5	$137.0	$202.4

Income tax expense (benefit)	$(0.4)	$5.6	$(11.8)	$10.4

Net income (loss)	$(15.2)	$(4.0)	$4.8	$(94.9)

Less: Net (income) loss attributable to noncontrolling interests	$—	$—	$—	$—

Net income (loss) attributable to PHL Variable Insurance Company	$(15.2)	$(4.0)	$4.8	$(94.9)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

Summarized Selected Quarterly Financial Data:	Quarter ended 2013
($ in millions)	Mar 31,	June 30,	Sept 30,	Dec 31,

Revenues	$110.0	$134.9	$128.0	$145.9

Benefits and expenses	$137.4	$147.3	$141.0	$53.4

Income tax expense (benefit)	$(1.9)	$(16.9)	$1.2	$(7.1)

Net income (loss)	$(25.5)	$4.5	$(14.2)	$99.6

Less: Net (income) loss attributable to noncontrolling interests	$—	$—	$—	$—

Net income (loss) attributable to PHL Variable Insurance Company	$(25.5)	$4.5	$(14.2)	$99.6

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

Quarterly Financial Data	Page

2014 Balance Sheet as of:
March 31, 2014, as revised	F-72
June 30, 2014, as revised	F-77
September 30, 2014, as revised	F-83

2014 Statement of Income and Comprehensive Income for the three months ended:
March 31, 2014, as revised	F-73
June 30, 2014, as revised	F-78
September 30, 2014, as revised	F-84

2014 Statement of Income and Comprehensive Income for the period ended:
June 30, 2014, as revised	F-79
September 30, 2014, as revised	F-85

2014 Statement of Cash Flows for the period ended:
March 31, 2014, as revised	F-74
June 30, 2014, as revised	F-80
September 30, 2014, as revised	F-86

2014 Statement of Changes in Stockholders’ Equity for the period ended:
March 31, 2014, as revised	F-76
June 30, 2014, as revised	F-82
September 30, 2014, as revised	F-88

2013 Balance Sheet as of:
March 31, 2013, as revised	F-89
June 30, 2013, as revised	F-94
September 30, 2013, as revised	F-100

2013 Statement of Income and Comprehensive Income for the three months ended:
March 31, 2013, as revised	F-90
June 30, 2013, as revised	F-95
September 30, 2013, as revised	F-101

2013 Statement of Income and Comprehensive Income for the period ended:
June 30, 2013, as revised	F-96
September 30, 2013, as revised	F-102

2013 Statement of Cash Flows for the period ended:
March 31, 2013, as revised	F-91
June 30, 2013, as revised	F-97
September 30, 2013, as revised	F-103

2013 Statement of Changes in Stockholders’ Equity for the period ended:
March 31, 2013, as revised	F-93
June 30, 2013, as revised	F-99
September 30, 2013, as revised	F-105

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$3,589.1	$—	$(11.1)	$3,578.0
Available-for-sale equity securities, at fair value	—	—	11.6	11.6
Short-term investments	190.9	—	—	190.9
Limited partnerships and other investments	10.7	—	—	10.7
Policy loans, at unpaid principal balances	67.3	—	—	67.3
Derivative instruments	167.6	—	(10.9)	156.7
Fair value investments	48.2	—	—	48.2
Total investments	4,073.8	—	(10.4)	4,063.4
Cash and cash equivalents	140.9	—	—	140.9
Accrued investment income	32.0	—	—	32.0
Reinsurance recoverable	472.3	(4.8)	0.3	467.8
Deferred policy acquisition costs	446.2	3.0	5.6	454.8
Deferred income taxes, net	17.9	—	—	17.9
Receivable from related parties	5.6	—	7.6	13.2
Other assets	160.3	—	21.1	181.4
Separate account assets	1,979.3	—	—	1,979.3
Total assets	$7,328.3	$(1.8)	$24.2	$7,350.7

LIABILITIES:
Policy liabilities and accruals	$1,947.3	$(11.2)	$(10.0)	$1,926.1
Policyholder deposit funds	2,875.6	—	15.3	2,890.9
Indebtedness due to affiliate	30.0	—	—	30.0
Payable to related parties	3.2	—	7.6	10.8
Other liabilities	140.1	—	8.7	148.8
Separate account liabilities	1,979.3	—	—	1,979.3
Total liabilities	6,975.5	(11.2)	21.6	6,985.9

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	847.2	—	—	847.2
Accumulated other comprehensive income (loss)	(14.8)	0.4	0.3	(14.1)
Retained earnings (accumulated deficit)	(482.1)	9.0	2.3	(470.8)
Total stockholder’s equity	352.8	9.4	2.6	364.8
Total liabilities and stockholder’s equity	$7,328.3	$(1.8)	$24.2	$7,350.7

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$2.8	$—	$—	$2.8
Insurance and investment product fees	88.8	—	0.2	89.0
Net investment income	40.0	—	—	40.0
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	(33.9)	—	(1.2)	(35.1)
Net realized investment gains (losses)	(33.9)	—	(1.2)	(35.1)
Total revenues	97.7	—	(1.0)	96.7

BENEFITS AND EXPENSES:
Policy benefits	76.1	(0.2)	(3.8)	72.1
Policy acquisition cost amortization	16.3	0.1	0.3	16.7
Other operating expenses	24.0	—	(0.5)	23.5
Total benefits and expenses	116.4	(0.1)	(4.0)	112.3
Income (loss) before income taxes	(18.7)	0.1	3.0	(15.6)
Income tax expense (benefit)	(1.9)	—	1.5	(0.4)
Net income (loss)	$(16.8)	$0.1	$1.5	$(15.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(16.8)	$0.1	$1.5	$(15.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	11.1	0.3	1.6	13.0
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	14.0	—	0.4	14.4
Other comprehensive income (loss), net of income taxes	(2.9)	0.3	1.2	(1.4)
Comprehensive income (loss)	$(19.7)	$0.4	$2.7	$(16.6)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Cash Flows For the period ended March 31, 2014
	As reported	Other adjustments	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(16.8)	$1.6	$(15.2)
Net realized investment gains / losses	33.9	1.2	35.1
Policy acquisition costs deferred	(16.9)	—	(16.9)
Policy acquisition cost amortization	16.3	0.4	16.7
Interest credited	23.8	—	23.8
Equity in earnings of limited partnerships and other investments	(0.8)	—	(0.8)
Change in:
Accrued investment income	(5.9)	—	(5.9)
Deferred income taxes, net	(3.9)	(0.5)	(4.4)
Reinsurance recoverable	28.3	(1.8)	26.5
Policy liabilities and accruals	(78.3)	(2.4)	(80.7)
Due to/from related parties	(13.9)	—	(13.9)
Other operating activities, net [1]	16.2	1.5	17.7
Cash provided by (used for) operating activities	(18.0)	—	(18.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(151.4)	—	(151.4)
Available-for-sale equity securities	—	—	—
Short-term investments	(209.8)	—	(209.8)
Derivative instruments	(17.7)	—	(17.7)
Fair value investments	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	65.1	—	65.1
Available-for-sale equity securities	—	—	—
Short-term investments	99.9	—	99.9
Derivative instruments	30.1	—	30.1
Fair value investments	0.9	—	0.9
Contributions to limited partnerships and limited liability corporations	(0.5)	—	(0.5)
Distributions from limited partnerships and limited liability corporations	0.7	—	0.7
Policy loans, net	(0.7)	—	(0.7)
Other investing activities, net	(1.8)	—	(1.8)
Cash provided by (used for) investing activities	(185.2)	—	(185.2)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended March 31, 2014
	As reported	Other adjustments	As revised

FINANCING ACTIVITIES:
Policyholder deposits	230.4	—	230.4
Policyholder withdrawals	(164.4)	—	(164.4)
Net transfers (to) from separate accounts	97.1	—	97.1
Cash provided by (used for) financing activities	163.1	—	163.1
Change in cash and cash equivalents	(40.1)	—	(40.1)
Cash and cash equivalents, beginning of period	181.0	—	181.0
Cash and cash equivalents, end of period	$140.9	$—	$140.9

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$14.5	$—	$14.5

Non-Cash Transactions During the Period
Investment exchanges	$8.9	$—	$8.9
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended March 31, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$—	$847.2
Balance, end of period	$847.2	$—	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(11.9)	$(0.8)	$(12.7)
Other comprehensive income (loss)	(2.9)	1.5	(1.4)
Balance, end of period	$(14.8)	$0.7	$(14.1)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(465.3)	$9.7	$(455.6)
Net income (loss)	(16.8)	1.6	(15.2)
Balance, end of period	$(482.1)	$11.3	$(470.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$372.5	$8.9	$381.4
Change in stockholder’s equity	(19.7)	3.1	(16.6)
Balance, end of period	$352.8	$12.0	$364.8

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$3,840.9	$—	$(11.3)	$3,829.6
Available-for-sale equity securities, at fair value	—	—	11.9	11.9
Short-term investments	189.8	—	—	189.8
Limited partnerships and other investments	10.9	—	—	10.9
Policy loans, at unpaid principal balances	66.3	—	—	66.3
Derivative instruments	170.0	—	(10.7)	159.3
Fair value investments	47.6	—	—	47.6
Total investments	4,325.5	—	(10.1)	4,315.4
Cash and cash equivalents	154.9	—	—	154.9
Accrued investment income	29.5	—	—	29.5
Reinsurance recoverable	455.3	(4.8)	1.0	451.5
Deferred policy acquisition costs	435.6	3.2	2.7	441.5
Deferred income taxes, net	11.1	—	—	11.1
Receivable from related parties	6.3	—	7.3	13.6
Other assets	156.8	—	17.2	174.0
Separate account assets	1,951.0	—	—	1,951.0
Total assets	$7,526.0	$(1.6)	$18.1	$7,542.5

LIABILITIES:
Policy liabilities and accruals	$1,969.5	$(11.3)	$(0.6)	$1,957.6
Policyholder deposit funds	3,004.6	—	14.7	3,019.3
Indebtedness due to affiliate	30.0	—	—	30.0
Payable to related parties	8.0	—	7.3	15.3
Other liabilities	175.0	—	3.8	178.8
Separate account liabilities	1,951.0	—	—	1,951.0
Total liabilities	7,138.1	(11.3)	25.2	7,152.0

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	847.2	—	—	847.2
Accumulated other comprehensive income (loss)	17.5	0.1	(2.0)	15.6
Retained earnings (accumulated deficit)	(479.3)	9.6	(5.1)	(474.8)
Total stockholder’s equity	387.9	9.7	(7.1)	390.5
Total liabilities and stockholder’s equity	$7,526.0	$(1.6)	$18.1	$7,542.5

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$4.7	$—	$—	$4.7
Insurance and investment product fees	88.3	—	—	88.3
Net investment income	42.0	—	—	42.0
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	(2.1)	—	0.2	(1.9)
Net realized investment gains (losses)	(2.1)	—	0.2	(1.9)
Total revenues	132.9	—	0.2	133.1

BENEFITS AND EXPENSES:
Policy benefits	81.0	(0.4)	4.3	84.9
Policy acquisition cost amortization	16.4	(0.2)	4.0	20.2
Other operating expenses	26.8	—	(0.4)	26.4
Total benefits and expenses	124.2	(0.6)	7.9	131.5
Income (loss) before income taxes	8.7	0.6	(7.7)	1.6
Income tax expense (benefit)	5.9	—	(0.3)	5.6
Net income (loss)	$2.8	$0.6	$(7.4)	$(4.0)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$2.8	$0.6	$(7.4)	$(4.0)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	38.7	(0.3)	(1.8)	36.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	6.4	—	0.5	6.9
Other comprehensive income (loss), net of income taxes	32.3	(0.3)	(2.3)	29.7
Comprehensive income (loss)	$35.1	$0.3	$(9.7)	$25.7

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the six months ended June 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$7.5	$—	$—	$7.5
Insurance and investment product fees	177.1	—	0.2	177.3
Net investment income	82.0	—	—	82.0
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized investment gains (losses), excluding OTTI losses	(36.0)	—	(1.0)	(37.0)
Net realized investment gains (losses)	(36.0)	—	(1.0)	(37.0)
Total revenues	230.6	—	(0.8)	229.8

BENEFITS AND EXPENSES:
Policy benefits	157.1	(0.6)	0.5	157.0
Policy acquisition cost amortization	32.7	(0.1)	4.3	36.9
Other operating expenses	50.8	—	(0.9)	49.9
Total benefits and expenses	240.6	(0.7)	3.9	243.8
Income (loss) before income taxes	(10.0)	0.7	(4.7)	(14.0)
Income tax expense (benefit)	4.0	—	1.2	5.2
Net income (loss)	$(14.0)	$0.7	$(5.9)	$(19.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(14.0)	$0.7	$(5.9)	$(19.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	49.8	—	(0.2)	49.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	20.4	—	0.9	21.3
Other comprehensive income (loss), net of income taxes	29.4	—	(1.1)	28.3
Comprehensive income (loss)	$15.4	$0.7	$(7.0)	$9.1

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Cash Flows For the period ended June 30, 2014
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(14.0)	$(5.2)	$(19.2)
Net realized investment gains / losses	36.0	1.0	37.0
Policy acquisition costs deferred	(37.2)	(1.1)	(38.3)
Policy acquisition cost amortization	32.7	4.2	36.9
Interest credited	46.7	—	46.7
Equity in earnings of limited partnerships and other investments	(1.3)	—	(1.3)
Change in:
Accrued investment income	(6.1)	—	(6.1)
Deferred income taxes, net	(3.6)	(1.1)	(4.7)
Reinsurance recoverable	45.3	(2.5)	42.8
Policy liabilities and accruals	(138.4)	2.1	(136.3)
Due to/from related parties	(9.8)	—	(9.8)
Other operating activities, net [1]	21.7	2.6	24.3
Cash provided by (used for) operating activities	(28.0)	—	(28.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(375.6)	—	(375.6)
Available-for-sale equity securities	—	—	—
Short-term investments	(449.6)	—	(449.6)
Derivative instruments	(26.3)	—	(26.3)
Fair value investments	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	138.3	—	138.3
Available-for-sale equity securities	—	—	—
Short-term investments	340.8	—	340.8
Derivative instruments	42.3	—	42.3
Fair value investments	1.8	—	1.8
Contributions to limited partnerships and limited liability corporations	(7.1)	—	(7.1)
Distributions from limited partnerships and limited liability corporations	0.9	—	0.9
Policy loans, net	0.8	—	0.8
Other investing activities, net	(4.1)	—	(4.1)
Cash provided by (used for) investing activities	(337.8)	—	(337.8)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended June 30, 2014
	As reported	Other adjustments	As revised
FINANCING ACTIVITIES:
Policyholder deposits	483.3	—	483.3
Policyholder withdrawals	(324.2)	—	(324.2)
Net transfers (to) from separate accounts	180.6	—	180.6
Cash provided by (used for) financing activities	339.7	—	339.7
Change in cash and cash equivalents	(26.1)	—	(26.1)
Cash and cash equivalents, beginning of period	181.0	—	181.0
Cash and cash equivalents, end of period	$154.9	$—	$154.9

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$14.5	$—	$14.5

Non-Cash Transactions During the Period
Investment exchanges	$8.9	$—	$8.9
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended June 30, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$—	$847.2
Balance, end of period	$847.2	$—	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(11.9)	$(0.8)	$(12.7)
Other comprehensive income (loss)	29.4	(1.1)	28.3
Balance, end of period	$17.5	$(1.9)	$15.6

ACCUMULATED DEFICIT:
Balance, beginning of period	$(465.3)	$9.7	$(455.6)
Net income (loss)	(14.0)	(5.2)	(19.2)
Balance, end of period	$(479.3)	$4.5	$(474.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$372.5	$8.9	$381.4
Change in stockholder’s equity	15.4	(6.3)	9.1
Balance, end of period	$387.9	$2.6	$390.5

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$4,076.2	$—	$(26.9)	$4,049.3
Available-for-sale equity securities, at fair value	—	—	27.7	27.7
Short-term investments	—	—	—	—
Limited partnerships and other investments	10.9	—	—	10.9
Policy loans, at unpaid principal balances	67.5	—	—	67.5
Derivative instruments	144.8	—	(9.9)	134.9
Fair value investments	47.1	—	—	47.1
Total investments	4,346.5	—	(9.1)	4,337.4
Cash and cash equivalents	206.1	—	—	206.1
Accrued investment income	34.7	—	—	34.7
Reinsurance recoverable	456.6	(4.8)	0.8	452.6
Deferred policy acquisition costs	445.0	2.9	3.6	451.5
Deferred income taxes, net	12.8	—	—	12.8
Receivable from related parties	2.0	—	4.4	6.4
Other assets	193.1	—	11.0	204.1
Separate account assets	1,816.3	—	—	1,816.3
Total assets	$7,513.1	$(1.9)	$10.7	$7,521.9

LIABILITIES:
Policy liabilities and accruals	$1,988.1	$(11.5)	$(1.8)	$1,974.8
Policyholder deposit funds	3,164.1	—	17.1	3,181.2
Indebtedness due to affiliate	30.0	—	—	30.0
Payable to related parties	11.3	—	—	11.3
Other liabilities	120.8	—	(0.9)	119.9
Separate account liabilities	1,816.3	—	—	1,816.3
Total liabilities	7,130.6	(11.5)	14.4	7,133.5

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	847.2	—	—	847.2
Accumulated other comprehensive income (loss)	8.8	0.1	(0.2)	8.7
Retained earnings (accumulated deficit)	(476.0)	9.5	(3.5)	(470.0)
Total stockholder’s equity	382.5	9.6	(3.7)	388.4
Total liabilities and stockholder’s equity	$7,513.1	$(1.9)	$10.7	$7,521.9

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$3.0	$—	$—	$3.0
Insurance and investment product fees	88.6		0.1	88.7
Net investment income	44.1	—	—	44.1
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.5)	—	—	(0.5)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	(0.5)	—	—	(0.5)
Net realized investment gains (losses), excluding OTTI losses	(2.7)	—	(2.6)	(5.3)
Net realized investment gains (losses)	(3.2)	—	(2.6)	(5.8)
Total revenues	132.5	—	(2.5)	130.0

BENEFITS AND EXPENSES:
Policy benefits	96.9	(0.3)	(1.0)	95.6
Policy acquisition cost amortization	19.7	0.3	—	20.0
Other operating expenses	28.1	—	(6.7)	21.4
Total benefits and expenses	144.7	—	(7.7)	137.0
Income (loss) before income taxes	(12.2)	—	5.2	(7.0)
Income tax expense (benefit)	(15.5)	—	3.7	(11.8)
Net income (loss)	$3.3	$—	$1.5	$4.8

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$3.3	$—	$1.5	$4.8
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(6.2)	(0.1)	0.2	(6.1)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	2.5	—	(1.7)	0.8
Other comprehensive income (loss), net of income taxes	(8.7)	(0.1)	1.9	(6.9)
Comprehensive income (loss)	$(5.4)	$(0.1)	$3.4	$(2.1)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the nine months ended September 30, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$10.5	$—	$—	$10.5
Insurance and investment product fees	265.7	—	0.3	266.0
Net investment income	126.1	—	—	126.1
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.5)	—	—	(0.5)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	(0.5)	—	—	(0.5)
Net realized investment gains (losses), excluding OTTI losses	(38.7)	—	(3.6)	(42.3)
Net realized investment gains (losses)	(39.2)	—	(3.6)	(42.8)
Total revenues	363.1	—	(3.3)	359.8

BENEFITS AND EXPENSES:
Policy benefits	254.0	(0.9)	(0.5)	252.6
Policy acquisition cost amortization	52.4	0.2	4.3	56.9
Other operating expenses	78.9	—	(7.6)	71.3
Total benefits and expenses	385.3	(0.7)	(3.8)	380.8
Income (loss) before income taxes	(22.2)	0.7	0.5	(21.0)
Income tax expense (benefit)	(11.5)	—	4.9	(6.6)
Net income (loss)	$(10.7)	$0.7	$(4.4)	$(14.4)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(10.7)	$0.7	$(4.4)	$(14.4)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	43.6	(0.1)	—	43.5
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	22.9	—	(0.8)	22.1
Other comprehensive income (loss), net of income taxes	20.7	(0.1)	0.8	21.4
Comprehensive income (loss)	$10.0	$0.6	$(3.6)	$7.0

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Cash Flows For the period ended September 30, 2014
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(10.7)	$(3.7)	$(14.4)
Net realized investment gains / losses	39.2	3.6	42.8
Policy acquisition costs deferred	(61.2)	(2.1)	(63.3)
Policy acquisition cost amortization	52.4	4.5	56.9
Interest credited	78.2	—	78.2
Equity in earnings of limited partnerships and other investments	(1.9)	—	(1.9)
Change in:
Accrued investment income	(14.2)	—	(14.2)
Deferred income taxes, net	(7.8)	0.7	(7.1)
Reinsurance recoverable	44.0	(2.3)	41.7
Policy liabilities and accruals	(189.2)	0.6	(188.6)
Due to/from related parties	(2.2)	—	(2.2)
Other operating activities, net [1]	1.7	(1.3)	0.4
Cash provided by (used for) operating activities	(71.7)	—	(71.7)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(822.9)	17.2	(805.7)
Available-for-sale equity securities	—	(17.2)	(17.2)
Short-term investments	(624.3)	—	(624.3)
Derivative instruments	(44.6)	—	(44.6)
Fair value investments	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	284.4	(1.0)	283.4
Available-for-sale equity securities	—	1.0	1.0
Short-term investments	705.4	—	705.4
Derivative instruments	61.8	—	61.8
Fair value investments	2.5	—	2.5
Contributions to limited partnerships and limited liability corporations	(7.2)	—	(7.2)
Distributions from limited partnerships and limited liability corporations	1.5	—	1.5
Policy loans, net	0.3	—	0.3
Other investing activities, net	(4.1)	—	(4.1)
Cash provided by (used for) investing activities	(447.2)	—	(447.2)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended September 30, 2014
	As reported	Other adjustments	As revised
FINANCING ACTIVITIES:
Policyholder deposits	759.9	—	759.9
Policyholder withdrawals	(480.1)	—	(480.1)
Net transfers (to) from separate accounts	264.2	—	264.2
Cash provided by (used for) financing activities	544.0	—	544.0
Change in cash and cash equivalents	25.1	—	25.1
Cash and cash equivalents, beginning of period	181.0	—	181.0
Cash and cash equivalents, end of period	$206.1	$—	$206.1

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$1.8	$—	$1.8

Non-Cash Transactions During the Period
Investment exchanges	$8.9	$—	$8.9
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended September 30, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$—	$847.2
Balance, end of period	$847.2	$—	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(11.9)	$(0.8)	$(12.7)
Other comprehensive income (loss)	20.7	0.7	21.4
Balance, end of period	$8.8	$(0.1)	$8.7

ACCUMULATED DEFICIT:
Balance, beginning of period	$(465.3)	$9.7	$(455.6)
Net income (loss)	(10.7)	(3.7)	(14.4)
Balance, end of period	$(476.0)	$6.0	$(470.0)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$372.5	$8.9	$381.4
Change in stockholder’s equity	10.0	(3.0)	7.0
Balance, end of period	$382.5	$5.9	$388.4

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of March 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$3,054.7	$—	$(4.8)	$3,049.9
Available-for-sale equity securities, at fair value	—	—	5.6	5.6
Short-term investments	224.9	—	—	224.9
Limited partnerships and other investments	5.7	—	—	5.7
Policy loans, at unpaid principal balances	61.5	—	—	61.5
Derivative instruments	186.6	—	(10.8)	175.8
Fair value investments	46.5	—	—	46.5
Total investments	3,579.9	—	(10.0)	3,569.9
Cash and cash equivalents	116.2	—	—	116.2
Accrued investment income	29.0	—	—	29.0
Reinsurance recoverable	444.1	—	0.6	444.7
Deferred policy acquisition costs	433.6	—	(3.0)	430.6
Deferred income taxes, net	13.4	—	—	13.4
Receivable from related parties	—	—	—	—
Other assets	172.0	—	11.7	183.7
Separate account assets	2,109.5	—	—	2,109.5
Total assets	$6,897.7	$—	$(0.7)	$6,897.0

LIABILITIES:
Policy liabilities and accruals	$1,930.8	$—	$(4.4)	$1,926.4
Policyholder deposit funds	2,468.1	—	6.1	2,474.2
Indebtedness due to affiliate	—	—	—	—
Payable to related parties	15.5	—	—	15.5
Other liabilities	115.1	—	0.8	115.9
Separate account liabilities	2,109.5	—	—	2,109.5
Total liabilities	6,639.0	—	2.5	6,641.5

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	802.2	—	—	802.2
Accumulated other comprehensive income (loss)	(4.6)	—	0.9	(3.7)
Retained earnings (accumulated deficit)	(541.4)	—	(4.1)	(545.5)
Total stockholder’s equity	258.7	—	(3.2)	255.5
Total liabilities and stockholder’s equity	$6,897.7	$—	$(0.7)	$6,897.0

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended March 31, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$3.1	$—	$—	$3.1
Insurance and investment product fees	90.1	—	—	90.1
Net investment income	33.0	—	0.2	33.2
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.3)	—	0.1	(0.2)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.7)	—	—	(0.7)
Net OTTI losses recognized in earnings	(1.0)	—	0.1	(0.9)
Net realized investment gains (losses), excluding OTTI losses	(16.4)	—	0.9	(15.5)
Net realized investment gains (losses)	(17.4)	—	1.0	(16.4)
Total revenues	108.8	—	1.2	110.0

BENEFITS AND EXPENSES:
Policy benefits	88.5	—	2.2	90.7
Policy acquisition cost amortization	14.0	—	2.3	16.3
Other operating expenses	28.6	—	1.8	30.4
Total benefits and expenses	131.1	—	6.3	137.4
Income (loss) before income taxes	(22.3)	—	(5.1)	(27.4)
Income tax expense (benefit)	(1.9)	—	—	(1.9)
Net income (loss)	$(20.4)	$—	$(5.1)	$(25.5)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(20.4)	$—	$(5.1)	$(25.5)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(13.3)	—	3.5	(9.8)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	2.7	—	—	2.7
Other comprehensive income (loss), net of income taxes	(16.0)	—	3.5	(12.5)
Comprehensive income (loss)	$(36.4)	$—	$(1.6)	$(38.0)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Cash Flows For the period ended March 31, 2013
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(20.4)	$(5.1)	$(25.5)
Net realized investment gains / losses	17.4	(1.0)	16.4
Policy acquisition costs deferred	(17.2)	—	(17.2)
Policy acquisition cost amortization	14.0	2.3	16.3
Interest credited	18.4	—	18.4
Equity in earnings of limited partnerships and other investments	0.8	—	0.8
Change in:
Accrued investment income	(6.8)	(0.2)	(7.0)
Deferred income taxes, net	—	—	—
Reinsurance recoverable	(17.0)	22.0	5.0
Policy liabilities and accruals	(55.5)	(19.7)	(75.2)
Due to/from related parties	4.5	—	4.5
Other operating activities, net [1]	10.0	1.7	11.7
Cash provided by (used for) operating activities	(51.8)	—	(51.8)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(155.0)	2.0	(153.0)
Available-for-sale equity securities	—	(2.0)	(2.0)
Short-term investments	(224.8)	—	(224.8)
Derivative instruments	(35.1)	—	(35.1)
Fair value investments	(9.8)	—	(9.8)
Sales, repayments and maturities of:
Available-for-sale debt securities	73.4	—	73.4
Available-for-sale equity securities	—	—	—
Short-term investments	244.9	—	244.9
Derivative instruments	7.7	—	7.7
Fair value investments	1.7	—	1.7
Contributions to limited partnerships and limited liability corporations	(0.3)	—	(0.3)
Distributions from limited partnerships and limited liability corporations	—	—	—
Policy loans, net	0.2	—	0.2
Other investing activities, net	0.1	—	0.1
Cash provided by (used for) investing activities	(97.0)	—	(97.0)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended March 31, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	247.2	—	247.2
Policyholder withdrawals	(135.3)	—	(135.3)
Net transfers (to) from separate accounts	70.0	—	70.0
Cash provided by (used for) financing activities	181.9	—	181.9
Change in cash and cash equivalents	33.1	—	33.1
Cash and cash equivalents, beginning of period	83.1	—	83.1
Cash and cash equivalents, end of period	$116.2	$—	$116.2

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$3.7	$—	$3.7

Non-Cash Transactions During the Period
Investment exchanges	$19.0	$—	$19.0
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended March 31, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2
Balance, end of period	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$(2.6)	$8.8
Other comprehensive income (loss)	(16.0)	3.5	(12.5)
Balance, end of period	$(4.6)	$0.9	$(3.7)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(521.0)	$1.0	$(520.0)
Net income (loss)	(20.4)	(5.1)	(25.5)
Balance, end of period	$(541.4)	$(4.1)	$(545.5)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$(1.6)	$293.5
Change in stockholder’s equity	(36.4)	(1.6)	(38.0)
Balance, end of period	$258.7	$(3.2)	$255.5

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$3,162.2	$—	$(7.4)	$3,154.8
Available-for-sale equity securities, at fair value	—	—	7.8	7.8
Short-term investments	165.0	—	—	165.0
Limited partnerships and other investments	7.2	—	—	7.2
Policy loans, at unpaid principal balances	62.8	—	—	62.8
Derivative instruments	199.3	—	(15.7)	183.6
Fair value investments	48.8	—	—	48.8
Total investments	3,645.3	—	(15.3)	3,630.0
Cash and cash equivalents	123.9	—	—	123.9
Accrued investment income	25.7	—	—	25.7
Reinsurance recoverable	455.5	—	0.6	456.1
Deferred policy acquisition costs	463.1	—	(1.2)	461.9
Deferred income taxes, net	25.5	—	—	25.5
Receivable from related parties	6.0	—	—	6.0
Other assets	191.0	—	15.3	206.3
Separate account assets	2,021.3	—	—	2,021.3
Total assets	$6,957.3	$—	$(0.6)	$6,956.7

LIABILITIES:
Policy liabilities and accruals	$1,926.5	$—	$(2.8)	$1,923.7
Policyholder deposit funds	2,566.5	—	8.1	2,574.6
Indebtedness due to affiliate	—	—	—	—
Payable to related parties	18.3	—	—	18.3
Other liabilities	161.4	—	—	161.4
Separate account liabilities	2,021.3	—	—	2,021.3
Total liabilities	6,694.0	—	5.3	6,699.3

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	802.2	—	—	802.2
Accumulated other comprehensive income (loss)	(4.6)	—	(1.7)	(6.3)
Retained earnings (accumulated deficit)	(536.8)	—	(4.2)	(541.0)
Total stockholder’s equity	263.3	—	(5.9)	257.4
Total liabilities and stockholder’s equity	$6,957.3	$—	$(0.6)	$6,956.7

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$5.1	$—	$—	$5.1
Insurance and investment product fees	87.2	—	—	87.2
Net investment income	34.1	—	(0.1)	34.0
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.2)	—	—	(0.2)
Net OTTI losses recognized in earnings	(0.2)	—	—	(0.2)
Net realized investment gains (losses), excluding OTTI losses	10.9	—	(2.1)	8.8
Net realized investment gains (losses)	10.7	—	(2.1)	8.6
Total revenues	137.1	—	(2.2)	134.9

BENEFITS AND EXPENSES:
Policy benefits	91.4	—	(1.4)	90.0
Policy acquisition cost amortization	26.6	—	(0.6)	26.0
Other operating expenses	31.4	—	(0.1)	31.3
Total benefits and expenses	149.4	—	(2.1)	147.3
Income (loss) before income taxes	(12.3)	—	(0.1)	(12.4)
Income tax expense (benefit)	(16.9)	—	—	(16.9)
Net income (loss)	$4.6	$—	$(0.1)	$4.5

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4.6	$—	$(0.1)	$4.5
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(12.1)	—	(2.5)	(14.6)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(12.1)	—	0.1	(12.0)
Other comprehensive income (loss), net of income taxes	—	—	(2.6)	(2.6)
Comprehensive income (loss)	$4.6	$—	$(2.7)	$1.9

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the six months ended June 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$8.2	$—	$—	$8.2
Insurance and investment product fees	177.3	—	—	177.3
Net investment income	67.1	—	0.1	67.2
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.3)	—	0.1	(0.2)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.9)	—	—	(0.9)
Net OTTI losses recognized in earnings	(1.2)	—	0.1	(1.1)
Net realized investment gains (losses), excluding OTTI losses	(5.5)	—	(1.2)	(6.7)
Net realized investment gains (losses)	(6.7)	—	(1.1)	(7.8)
Total revenues	245.9	—	(1.0)	244.9

BENEFITS AND EXPENSES:
Policy benefits	179.9	—	0.8	180.7
Policy acquisition cost amortization	40.6	—	1.7	42.3
Other operating expenses	60.0	—	1.7	61.7
Total benefits and expenses	280.5	—	4.2	284.7
Income (loss) before income taxes	(34.6)	—	(5.2)	(39.8)
Income tax expense (benefit)	(18.8)	—	—	(18.8)
Net income (loss)	$(15.8)	$—	$(5.2)	$(21.0)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(15.8)	$—	$(5.2)	$(21.0)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(25.4)	—	1.0	(24.4)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(9.4)	—	0.1	(9.3)
Other comprehensive income (loss), net of income taxes	(16.0)	—	0.9	(15.1)
Comprehensive income (loss)	$(31.8)	$—	$(4.3)	$(36.1)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Cash Flows For the period ended June 30, 2013
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(15.8)	$(5.2)	$(21.0)
Net realized investment gains / losses	6.7	1.1	7.8
Policy acquisition costs deferred	(33.5)	—	(33.5)
Policy acquisition cost amortization	40.6	1.7	42.3
Interest credited	40.1	—	40.1
Equity in earnings of limited partnerships and other investments	(0.1)	—	(0.1)
Change in:
Accrued investment income	(3.7)	(0.2)	(3.9)
Deferred income taxes, net	—	—	—
Reinsurance recoverable	(28.4)	22.1	(6.3)
Policy liabilities and accruals	(59.5)	(21.2)	(80.7)
Due to/from related parties	1.3	—	1.3
Other operating activities, net [1]	3.2	1.7	4.9
Cash provided by (used for) operating activities	(49.1)	—	(49.1)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(429.8)	4.4	(425.4)
Available-for-sale equity securities	—	(4.4)	(4.4)
Short-term investments	(224.8)	—	(224.8)
Derivative instruments	(50.1)	—	(50.1)
Fair value investments	(14.6)	—	(14.6)
Sales, repayments and maturities of:
Available-for-sale debt securities	151.3	—	151.3
Available-for-sale equity securities	—	—	—
Short-term investments	304.8	—	304.8
Derivative instruments	15.8	—	15.8
Fair value investments	3.7	—	3.7
Contributions to limited partnerships and limited liability corporations	(0.4)	—	(0.4)
Distributions from limited partnerships and limited liability corporations	0.1	—	0.1
Policy loans, net	(0.6)	—	(0.6)
Other investing activities, net	0.1	—	0.1
Cash provided by (used for) investing activities	(244.5)	—	(244.5)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended June 30, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	469.9	—	469.9
Policyholder withdrawals	(280.0)	—	(280.0)
Net transfers (to) from separate accounts	144.5	—	144.5
Cash provided by (used for) financing activities	334.4	—	334.4
Change in cash and cash equivalents	40.8	—	40.8
Cash and cash equivalents, beginning of period	83.1	—	83.1
Cash and cash equivalents, end of period	$123.9	$—	$123.9

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$9.0	$—	$9.0

Non-Cash Transactions During the Period
Investment exchanges	$29.6	$—	$29.6
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended June 30, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2
Balance, end of period	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$(2.6)	$8.8
Other comprehensive income (loss)	(16.0)	0.9	(15.1)
Balance, end of period	$(4.6)	$(1.7)	$(6.3)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(521.0)	$1.0	$(520.0)
Net income (loss)	(15.8)	(5.2)	(21.0)
Balance, end of period	$(536.8)	$(4.2)	$(541.0)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$(1.6)	$293.5
Change in stockholder’s equity	(31.8)	(4.3)	(36.1)
Balance, end of period	$263.3	$(5.9)	$257.4

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions, except share data)	Balance Sheet As of September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
ASSETS:
Available-for-sale debt securities, at fair value	$3,252.1	$—	$(6.3)	$3,245.8
Available-for-sale equity securities, at fair value	—	—	7.3	7.3
Short-term investments	55.0	—	—	55.0
Limited partnerships and other investments	10.3	—	—	10.3
Policy loans, at unpaid principal balances	65.6	—	—	65.6
Derivative instruments	190.7	—	(15.3)	175.4
Fair value investments	53.1	—	—	53.1
Total investments	3,626.8	—	(14.3)	3,612.5
Cash and cash equivalents	218.1	—	—	218.1
Accrued investment income	29.7	—	—	29.7
Reinsurance recoverable	484.8	—	0.5	485.3
Deferred policy acquisition costs	458.5	—	(0.2)	458.3
Deferred income taxes, net	25.8	—	(0.1)	25.7
Receivable from related parties	2.0	—	0.1	2.1
Other assets	204.7	—	17.4	222.1
Separate account assets	2,049.5	—	—	2,049.5
Total assets	$7,099.9	$—	$3.4	$7,103.3

LIABILITIES:
Policy liabilities and accruals	$1,974.9	$—	$(4.0)	$1,970.9
Policyholder deposit funds	2,660.9	—	10.4	2,671.3
Indebtedness due to affiliate	—	—	—	—
Payable to related parties	12.6	—	0.2	12.8
Other liabilities	143.7	—	1.1	144.8
Separate account liabilities	2,049.5	—	—	2,049.5
Total liabilities	6,841.6	—	7.7	6,849.3

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	—	—	2.5
Additional paid-in capital	802.2	—	—	802.2
Accumulated other comprehensive income (loss)	5.6	—	(1.1)	4.5
Retained earnings (accumulated deficit)	(552.0)	—	(3.2)	(555.2)
Total stockholder’s equity	258.3	—	(4.3)	254.0
Total liabilities and stockholder’s equity	$7,099.9	$—	$3.4	$7,103.3

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$3.1	$—	$—	$3.1
Insurance and investment product fees	94.0	—	—	94.0
Net investment income	36.3	—	—	36.3
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.2)	—	—	(0.2)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	(0.2)	—	—	(0.2)
Net realized investment gains (losses), excluding OTTI losses	(2.6)	—	(2.6)	(5.2)
Net realized investment gains (losses)	(2.8)	—	(2.6)	(5.4)
Total revenues	130.6	—	(2.6)	128.0

BENEFITS AND EXPENSES:
Policy benefits	91.8	—	(1.3)	90.5
Policy acquisition cost amortization	22.2	—	(0.7)	21.5
Other operating expenses	29.2	—	(0.2)	29.0
Total benefits and expenses	143.2	—	(2.2)	141.0
Income (loss) before income taxes	(12.6)	—	(0.4)	(13.0)
Income tax expense (benefit)	2.6	—	(1.4)	1.2
Net income (loss)	$(15.2)	$—	$1.0	$(14.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(15.2)	$—	$1.0	$(14.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	9.9		0.7	10.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(0.3)		0.1	(0.2)
Other comprehensive income (loss), net of income taxes	10.2	—	0.6	10.8
Comprehensive income (loss)	$(5.0)	$—	$1.6	$(3.4)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Income and Comprehensive Income For the nine months ended September 30, 2013
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$11.3	$—	$—	$11.3
Insurance and investment product fees	271.3	—	—	271.3
Net investment income	103.4	—	0.1	103.5
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.5)	—	0.1	(0.4)
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.9)	—	—	(0.9)
Net OTTI losses recognized in earnings	(1.4)	—	0.1	(1.3)
Net realized investment gains (losses), excluding OTTI losses	(8.1)	—	(3.8)	(11.9)
Net realized investment gains (losses)	(9.5)	—	(3.7)	(13.2)
Total revenues	376.5	—	(3.6)	372.9

BENEFITS AND EXPENSES:
Policy benefits	271.7	—	(0.5)	271.2
Policy acquisition cost amortization	62.8	—	1.0	63.8
Other operating expenses	89.2	—	1.5	90.7
Total benefits and expenses	423.7	—	2.0	425.7
Income (loss) before income taxes	(47.2)	—	(5.6)	(52.8)
Income tax expense (benefit)	(16.2)	—	(1.4)	(17.6)
Net income (loss)	$(31.0)	$—	$(4.2)	$(35.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(31.0)	$—	$(4.2)	$(35.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(15.5)	—	1.7	(13.8)
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(9.7)	—	0.2	(9.5)
Other comprehensive income (loss), net of income taxes	(5.8)	—	1.5	(4.3)
Comprehensive income (loss)	$(36.8)	$—	$(2.7)	$(39.5)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Cash Flows For the period ended September 30, 2013
	As reported	Correction of errors	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(31.0)	$(4.2)	$(35.2)
Net realized investment gains / losses	9.5	3.7	13.2
Policy acquisition costs deferred	(49.6)	—	(49.6)
Policy acquisition cost amortization	62.8	1.0	63.8
Interest credited	64.0	—	64.0
Equity in earnings of limited partnerships and other investments	(0.3)	—	(0.3)
Change in:
Accrued investment income	(8.5)	(0.2)	(8.7)
Deferred income taxes, net	—	—	—
Reinsurance recoverable	(57.7)	22.2	(35.5)
Policy liabilities and accruals	(70.7)	(22.7)	(93.4)
Due to/from related parties	(0.4)	—	(0.4)
Other operating activities, net [1]	9.3	0.2	9.5
Cash provided by (used for) operating activities	(72.6)	—	(72.6)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(672.3)	4.4	(667.9)
Available-for-sale equity securities	—	(4.4)	(4.4)
Short-term investments	(224.8)	—	(224.8)
Derivative instruments	(62.7)	—	(62.7)
Fair value investments	(21.1)	—	(21.1)
Sales, repayments and maturities of:
Available-for-sale debt securities	261.2	—	261.2
Available-for-sale equity securities	—	—	—
Short-term investments	414.8	—	414.8
Derivative instruments	27.4	—	27.4
Fair value investments	5.7	—	5.7
Contributions to limited partnerships and limited liability corporations	(3.5)	—	(3.5)
Distributions from limited partnerships and limited liability corporations	0.4	—	0.4
Policy loans, net	(2.7)	—	(2.7)
Other investing activities, net	0.1	—	0.1
Cash provided by (used for) investing activities	(277.5)	—	(277.5)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended September 30, 2013
	As reported	Correction of errors	As revised
FINANCING ACTIVITIES:
Policyholder deposits	690.7	—	690.7
Policyholder withdrawals	(434.6)	—	(434.6)
Net transfers (to) from separate accounts	229.0	—	229.0
Cash provided by (used for) financing activities	485.1	—	485.1
Change in cash and cash equivalents	135.0	—	135.0
Cash and cash equivalents, beginning of period	83.1	—	83.1
Cash and cash equivalents, end of period	$218.1	$—	$218.1

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$25.5	$—	$25.5

Non-Cash Transactions During the Period
Investment exchanges	$30.5	$—	$30.5
———————

[1]	Includes receivables which were previously disclosed as a separate line item.

PHL VARIABLE INSURANCE COMPANY Notes to Financial Statements (continued)

18. Supplemental Unaudited Quarterly Financial Information (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended September 30, 2013
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$802.2	$—	$802.2
Balance, end of period	$802.2	$—	$802.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$11.4	$(2.6)	$8.8
Other comprehensive income (loss)	(5.8)	1.5	(4.3)
Balance, end of period	$5.6	$(1.1)	$4.5

ACCUMULATED DEFICIT:
Balance, beginning of period	$(521.0)	$1.0	$(520.0)
Net income (loss)	(31.0)	(4.2)	(35.2)
Balance, end of period	$(552.0)	$(3.2)	$(555.2)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$295.1	$(1.6)	$293.5
Change in stockholder’s equity	(36.8)	(2.7)	(39.5)
Balance, end of period	$258.3	$(4.3)	$254.0

19.	Subsequent Events

Late Filings

On February 6, 2015, we filed a Notification of Late Filing on Form 12b-25 with the SEC disclosing that our inability to file the 2014 Form 10-K on or before the prescribed due date and our expectation that it will be filed within the extension period afforded under Rule 12b-25 of the Securities Exchange Act of 1934, as amended, on or before April 15, 2015.

Restatement

Phoenix filed a Current Report on Form 8-K with the SEC on February 6, 2015 disclosing that Phoenix’s Audit Committee concluded that Phoenix’s previously issued audited consolidated financial statements for the year ended December 31, 2013 and unaudited interim consolidated financial statements for the three months ended December 31, 2013 included in Phoenix’s Annual Report on Form 10-K for the year ended December 31, 2013 and Phoenix’s previously issued unaudited interim consolidated financial statements for the three months ended June 30, 2014 included in Phoenix’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC should no longer be relied upon and should be restated because of certain material errors identified in such financial statements. In addition, as required by applicable accounting standards, Phoenix will adjust the financial statements for all known errors, some of which were already recorded and disclosed in prior SEC reports as out-of-period adjustments. Phoenix filed its Annual Report on Form 10-K for the year ended December 31, 2014 containing the restated information on March 31, 2015.