Form 10-Q
period 2015-03-31
PHL VARIABLE INSURANCE CO /CT/
filed 2015-05-15
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐    NO ☑

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of May 14, 2015, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Quarterly Report on Form 10-Q with the reduced disclosure format permitted by General Instruction H(1)(a) and (b) of Form 10-Q.

PHL VARIABLE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Income and Comprehensive Income

	Three Months Ended March 31,
($ in millions)	2015	2014
REVENUES:
Premiums	$3.0	$2.8
Insurance and investment product fees	89.9	89.0
Net investment income	47.1	40.0
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.1)	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.1)	—
Net OTTI losses recognized in earnings	(0.2)	—
Net realized gains (losses), excluding OTTI losses	(8.6)	(35.1)
Net realized gains (losses)	(8.8)	(35.1)
Total revenues	131.2	96.7

BENEFITS AND EXPENSES:
Policy benefits	99.7	72.1
Policy acquisition cost amortization	15.5	16.7
Other operating expenses	65.4	23.5
Total benefits and expenses	180.6	112.3
Income (loss) before income taxes	(49.4)	(15.6)
Income tax expense (benefit)	2.8	(0.4)
Net income (loss)	$(52.2)	$(15.2)

FEES PAID TO RELATED PARTIES (Note 12)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(52.2)	$(15.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	1.7	13.0
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	3.0	14.4
Other comprehensive income (loss), net of income taxes	(1.3)	(1.4)
Comprehensive income (loss)	$(53.5)	$(16.6)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Balance Sheets

($ in millions, except share data)	March 31, 2015	December 31, 2014
ASSETS:
Available-for-sale debt securities, at fair value (amortized cost of $4,238.8 and $4,060.9)	$4,458.2	$4,221.8
Available-for-sale equity securities, at fair value (amortized cost of $28.4 and $28.4)	29.5	28.7
Short-term investments	69.9	79.8
Limited partnerships and other investments	12.8	12.5
Policy loans, at unpaid principal balances	69.2	68.1
Derivative instruments	135.4	157.5
Fair value investments	47.1	46.7
Total investments	4,822.1	4,615.1
Cash and cash equivalents	93.9	162.3
Accrued investment income	36.9	33.2
Reinsurance recoverable	502.7	464.6
Deferred policy acquisition costs	423.0	430.9
Deferred income taxes, net	10.9	13.1
Receivable from related parties	2.5	5.5
Other assets	168.5	158.3
Separate account assets	1,707.9	1,757.5
Total assets	$7,768.4	$7,640.5

LIABILITIES:
Policy liabilities and accruals	$2,151.2	$2,067.0
Policyholder deposit funds	3,425.8	3,306.9
Indebtedness due to affiliate	30.0	30.0
Payable to related parties	14.0	7.6
Other liabilities	189.2	167.7
Separate account liabilities	1,707.9	1,757.5
Total liabilities	7,518.1	7,336.7

COMMITMENTS AND CONTINGENT LIABILITIES (Note 14)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	862.2	862.2
Accumulated other comprehensive income (loss)	2.7	4.0
Retained earnings (accumulated deficit)	(617.1)	(564.9)
Total stockholder’s equity	250.3	303.8
Total liabilities and stockholder’s equity	$7,768.4	$7,640.5

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Cash Flows

	Three Months Ended March 31,
($ in millions)	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(52.2)	$(15.2)
Net realized gains / losses	8.8	35.1
Policy acquisition costs deferred	(24.9)	(16.9)
Policy acquisition cost amortization	15.5	16.7
Interest credited	25.9	23.8
Equity in earnings of limited partnerships and other investments	(0.6)	(0.8)
Change in:
Accrued investment income	(6.6)	(5.9)
Deferred income taxes, net	(0.8)	(4.4)
Reinsurance recoverable	(38.1)	26.5
Policy liabilities and accruals	(45.7)	(80.7)
Due to/from related parties	9.4	(13.9)
Other operating activities, net	16.3	17.7
Cash provided by (used for) operating activities	(93.0)	(18.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(329.5)	(151.4)
Available-for-sale equity securities	—	—
Short-term investments	(159.8)	(209.8)
Derivative instruments	(17.5)	(17.7)
Fair value investments	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	174.5	65.1
Available-for-sale equity securities	—	—
Short-term investments	169.7	99.9
Derivative instruments	19.8	30.1
Fair value investments	0.6	0.9
Contributions to limited partnerships and limited liability corporations	(0.1)	(0.5)
Distributions from limited partnerships and limited liability corporations	0.4	0.7
Policy loans, net	(0.5)	(0.7)
Other investing activities, net	2.1	(1.8)
Cash provided by (used for) investing activities	(140.3)	(185.2)

FINANCING ACTIVITIES:
Policyholder deposits	254.8	230.4
Policyholder withdrawals	(163.8)	(164.4)
Net transfers (to) from separate accounts	73.9	97.1
Cash provided by (used for) financing activities	164.9	163.1
Change in cash and cash equivalents	(68.4)	(40.1)
Cash and cash equivalents, beginning of period	162.3	181.0
Cash and cash equivalents, end of period	$93.9	$140.9

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(21.9)	$14.5
Non-Cash Transactions During the Period
Investment exchanges	$5.6	$8.9

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Changes in Stockholder’s Equity

	Three Months Ended March 31,
($ in millions)	2015	2014
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$862.2	$847.2
Capital contributions from parent	—	—
Balance, end of period	$862.2	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$4.0	$(12.7)
Other comprehensive income (loss)	(1.3)	(1.4)
Balance, end of period	$2.7	$(14.1)

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(564.9)	$(455.6)
Net income (loss)	(52.2)	(15.2)
Balance, end of period	$(617.1)	$(470.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$303.8	$381.4
Change in stockholder’s equity	(53.5)	(16.6)
Balance, end of period	$250.3	$364.8

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements Three Months Ended March 31, 2015 and 2014

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

2.    Revision of Previously Reported Financial Statements

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on April 9, 2015 (the “2014 Form 10-K”), the Company revised its financial statements for all periods presented in connection with the restatement of the financial statements of the Company’s parent, Phoenix. The unaudited financial statements for the three month period ended March 31, 2014 contained in this Form 10-Q are presented on a revised basis, consistent with revised financial statements for the three month period ended March 31, 2014 contained in the 2014 Form 10-K. As discussed in the 2014 Form 10-K, the Company has revised its consolidated financial statements as of and for the comparative three months ended March 31, 2014 to adjust for the impact of errors identified, including the recording of previously identified out-of-period errors that were previously determined not to be material individually, or in the aggregate, in the appropriate period. The Company concluded that these errors were not material individually or in the aggregate to PHL Variable. Consistent with its parent, Phoenix, the Company has classified the errors into two categories (i) UL Unlock and (ii) Other Adjustments.

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

The impact of the correction of these errors on the financial statements is presented in the tables within this Note below.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

($ in millions)	Statement of Income and Comprehensive Income For the three months ended March 31, 2014
		Correction of errors
	As reported	UL unlock	Other adjustments	As revised
REVENUES:
Premiums	$2.8	$—	$—	$2.8
Insurance and investment product fees	88.8	—	0.2	89.0
Net investment income	40.0	—	—	40.0
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	—	—	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—
Net OTTI losses recognized in earnings	—	—	—	—
Net realized gains (losses), excluding OTTI losses	(33.9)	—	(1.2)	(35.1)
Net realized gains (losses)	(33.9)	—	(1.2)	(35.1)
Total revenues	97.7	—	(1.0)	96.7

BENEFITS AND EXPENSES:
Policy benefits	76.1	(0.2)	(3.8)	72.1
Policy acquisition cost amortization	16.3	0.1	0.3	16.7
Other operating expenses	24.0	—	(0.5)	23.5
Total benefits and expenses	116.4	(0.1)	(4.0)	112.3
Income (loss) before income taxes	(18.7)	0.1	3.0	(15.6)
Income tax expense (benefit)	(1.9)	—	1.5	(0.4)
Net income (loss)	$(16.8)	$0.1	$1.5	$(15.2)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(16.8)	$0.1	$1.5	$(15.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	11.1	0.3	1.6	13.0
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	14.0	—	0.4	14.4
Other comprehensive income (loss), net of income taxes	(2.9)	0.3	1.2	(1.4)
Comprehensive income (loss)	$(19.7)	$0.4	$2.7	$(16.6)

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

($ in millions)	Statement of Cash Flows For the period ended March 31, 2014
	As reported	Other adjustments	As revised
OPERATING ACTIVITIES:
Net income (loss)	$(16.8)	$1.6	$(15.2)
Net realized gains / losses	33.9	1.2	35.1
Policy acquisition costs deferred	(16.9)	—	(16.9)
Policy acquisition cost amortization	16.3	0.4	16.7
Interest credited	23.8	—	23.8
Equity in earnings of limited partnerships and other investments	(0.8)	—	(0.8)
Change in:
Accrued investment income	(5.9)	—	(5.9)
Deferred income taxes, net	(3.9)	(0.5)	(4.4)
Reinsurance recoverable	28.3	(1.8)	26.5
Policy liabilities and accruals	(78.3)	(2.4)	(80.7)
Due to/from related parties	(13.9)	—	(13.9)
Other operating activities, net [1]	16.2	1.5	17.7
Cash provided by (used for) operating activities	(18.0)	—	(18.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(151.4)	—	(151.4)
Available-for-sale equity securities	—	—	—
Short-term investments	(209.8)	—	(209.8)
Derivative instruments	(17.7)	—	(17.7)
Fair value investments	—	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	65.1	—	65.1
Available-for-sale equity securities	—	—	—
Short-term investments	99.9	—	99.9
Derivative instruments	30.1	—	30.1
Fair value investments	0.9	—	0.9
Contributions to limited partnerships and limited liability corporations	(0.5)	—	(0.5)
Distributions from limited partnerships and limited liability corporations	0.7	—	0.7
Policy loans, net	(0.7)	—	(0.7)
Other investing activities, net	(1.8)	—	(1.8)
Cash provided by (used for) investing activities	(185.2)	—	(185.2)

(Continued on next page)

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

(Continued from previous page) ($ in millions)	Statement of Cash Flows For the period ended March 31, 2014
	As reported	Other adjustments	As revised

FINANCING ACTIVITIES:
Policyholder deposits	230.4	—	230.4
Policyholder withdrawals	(164.4)	—	(164.4)
Net transfers (to) from separate accounts	97.1	—	97.1
Cash provided by (used for) financing activities	163.1	—	163.1
Change in cash and cash equivalents	(40.1)	—	(40.1)
Cash and cash equivalents, beginning of period	181.0	—	181.0
Cash and cash equivalents, end of period	$140.9	$—	$140.9

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$14.5	$—	$14.5

Non-Cash Transactions During the Period
Investment exchanges	$8.9	$—	$8.9

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

2. Revision of Previously Reported Financial Statements (continued)

($ in millions)	Statement of Changes in Stockholder's Equity For the period ended March 31, 2014
	As reported	Correction of errors	As revised
COMMON STOCK:
Balance, beginning of period	$2.5	$—	$2.5
Balance, end of period	$2.5	$—	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$847.2	$—	$847.2
Balance, end of period	$847.2	$—	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$(11.9)	$(0.8)	$(12.7)
Other comprehensive income (loss)	(2.9)	1.5	(1.4)
Balance, end of period	$(14.8)	$0.7	$(14.1)

ACCUMULATED DEFICIT:
Balance, beginning of period	$(465.3)	$9.7	$(455.6)
Net income (loss)	(16.8)	1.6	(15.2)
Balance, end of period	$(482.1)	$11.3	$(470.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$372.5	$8.9	$381.4
Change in stockholder’s equity	(19.7)	3.1	(16.6)
Balance, end of period	$352.8	$12.0	$364.8

3.    Basis of Presentation and Significant Accounting Policies

We have prepared these interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities.

Certain prior year amounts have been reclassified to conform to the current year presentation. These interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheets, statements of income and comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three months ended March 31, 2015 are not necessarily indicative of full year results. For the three months ended March 31, 2015, there were no out-of-period adjustments. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Use of estimates

In preparing these interim unaudited financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim unaudited financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are made in the determination of estimated gross profits (“EGPs”) used in the valuation and amortization of assets and liabilities associated with universal life and annuity contracts; policyholder liabilities and accruals; valuation of investments in debt and equity securities; limited partnerships and other investments; valuation of deferred tax assets; and accruals for contingent liabilities. Certain of these estimates are particularly sensitive to market conditions and/or volatility in the debt or equity markets which could have a material impact on the interim unaudited financial statements. We are also subject to estimates made by our ultimate parent company related to discount rates and other assumptions for our pension and other post-employment benefits liabilities; and accruals for contingent liabilities. Actual results could differ from these estimates.

Parent companies’ liquidity

Management targets a minimum risk based capital of 225%. As of March 31, 2015, PHL Variable had an estimated Company Action Level risk-based capital ratio of 122%, compared with 218% at December 31, 2014, reflecting its portion of litigation accruals recorded in the first quarter, unfavorable mortality and a lower admitted deferred tax asset resulting from the surplus decline. Phoenix is pursuing a number of capital management actions, including a reinsurance treaty between the Company and Phoenix Life to optimize its statutory capital deployment. Phoenix is working to close the transaction in the second quarter. There can be no assurance that the regulators who must approve this transaction will either approve or approve with conditions acceptable to Phoenix. If the reinsurance treaty is not effected, which management does not anticipate, Phoenix may consider other options which could include capital contributions from Phoenix Life, the holding company, or third parties, or other actions.

In 2014 and 2013, The Phoenix Companies, Inc. made capital contributions of $15.0 million and $45.0 million, respectively, for our benefit. In 2013, we issued a $30.0 million surplus note which was purchased by The Phoenix Companies, Inc. We may need additional capital contributions from The Phoenix Companies, Inc. and/or Phoenix Life in order to maintain our target risk based capital of 225%.

The Phoenix Companies, Inc. is a holding company and has no operations of its own. Its ability to pay interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends primarily upon the surplus and earnings of Phoenix Life and the ability of subsidiaries to pay dividends or to advance or repay funds. Payments of dividends and advances or repayment of funds by Phoenix Life are restricted by the applicable laws and regulations, including laws establishing minimum solvency and liquidity thresholds. Changes to these laws, the application or implementation of these laws by regulatory agencies or the need for significant additional capital contributions to insurance subsidiaries, including the Company, could constrain the ability of The Phoenix Companies, Inc. to meet its debt obligations and corporate expenses as well as make capital contributions for the benefit of the Company to support the Company’s risk based capital.

As of March 31, 2015, Phoenix Life had an estimated Company Action Level risk-based capital ratio of 288%, compared with a ratio in excess of 300% as of December 31, 2014. Phoenix Life has made a guarantee that the Company’s capital and surplus will be maintained at Authorized Control Level RBC at 250% (125% Company Action Level).

The Phoenix Companies, Inc. and Phoenix Life have the capacity to provide additional capital to the Company to support its risk based capital ratios over the Company Action Level and regulatory minimum ratios.

Adoption of new accounting standards

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance that changes the criteria for reporting discontinued operations and introduces new financial statement disclosures. The new guidance is effective prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. This new guidance did not have any impact on the Company’s financial position, results of operations and financial statement disclosures.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

Accounting for Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This new guidance did not have a material impact on the Company’s financial position, results of operations and financial statement disclosures.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This new guidance did not have a material impact on the Company’s financial position, results of operations and financial statement disclosures.

Accounting standards not yet adopted

For information regarding additional accounting standards that the Company has not yet adopted, see the “Accounting Standards Not Yet Adopted” section of Note 3 of Notes to Financial Statements in the Company’s 2014 Form 10-K. There have been no changes other than as noted below.

Interest - Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs)

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, a company would present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The recognition and measurement of debt issuance costs is not affected by the new guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and should be applied retrospectively to all periods presented. Early adoption is allowed for all entities for financial statements that have not been previously issued. This guidance will not have any effect on the Company’s financial position or results of operations.

Significant accounting policies

Our significant accounting policies are presented in the notes to our financial statements for the year ended December 31, 2014 contained in the 2014 Form 10-K except for the following update to our expected future interest rate assumption as noted more fully below.

Deferred Policy Acquisition Costs

In the current quarter, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life PFBL. The result was a net benefit of approximately $0.3 million for the quarter ended March 31, 2015.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

3. Basis of Presentation and Significant Accounting Policies (continued)

The following table summarizes the current interest rate assumption as updated in the current period unlock:

Significant Assumption	Product	Explanation and Derivation

Interest rates and default rates	Fixed and Indexed Annuities Universal Life
Investment returns are based on the current yields and maturities of our fixed income portfolio combined with expected reinvestment rates from current market rates. Reinvestment rates are assumed to revert to long-term rates and long-term default rates over the mean reversion period. Contractually permitted future changes in credited rates are assumed to help support investment margins.

4.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $502.7 million and $464.6 million as of March 31, 2015 and December 31, 2014, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended March 31,
($ in millions)	2015	2014

Direct premiums	$17.0	$17.5
Premiums ceded to non-affiliates [1]	(14.0)	(14.7)
Premiums	$3.0	$2.8

Direct policy benefits incurred	$121.3	$37.9
Policy benefits assumed from non-affiliates	0.2	0.1
Policy benefits ceded to:
Affiliates	(14.9)	—
Non-affiliates	(41.3)	(19.3)
Policy benefits ceded	(56.2)	(19.3)
Premiums paid to:
Affiliates	6.1	6.2
Non-affiliates	14.5	13.5
Premiums paid [2]	20.6	19.7
Policy benefits [3]	$85.9	$38.4
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 3 to these interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $13.8 million and $33.7 million, net of reinsurance, for the three months ended March 31, 2015 and 2014, respectively.

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At March 31, 2015, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 16%, or $82.5 million, of this total reinsurance recoverable.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

5.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended March 31, 2015 and 2014 are as follows:

Changes in Deferred Policy Acquisition Costs:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$430.9	$470.1
Policy acquisition costs deferred	24.9	16.9
Costs amortized to expenses:
Recurring costs	(15.3)	(27.6)
Assumption unlocking	(4.0)	—
Realized investment gains (losses)	3.8	10.9
Offsets to net unrealized investment gains or losses included in AOCI	(17.3)	(15.5)
Balance, end of period	$423.0	$454.8

6.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended March 31, 2015 and 2014 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$78.9	$76.9
Sales inducements deferred	5.3	2.1
Amortization charged to income	(1.9)	(0.2)
Offsets to net unrealized investment gains or losses included in AOCI	(3.7)	(3.2)
Balance, end of period	$78.6	$75.6

7.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at March 31, 2015 and December 31, 2014, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Fair Value and Cost of Securities:	March 31, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$82.0	$8.3	$—	$90.3	$—
State and political subdivision	227.7	18.5	(1.5)	244.7	(0.2)
Foreign government	77.9	6.8	(0.3)	84.4	—
Corporate	2,930.1	168.2	(22.6)	3,075.7	(1.5)
Commercial mortgage-backed (“CMBS”)	235.5	22.4	—	257.9	—
Residential mortgage-backed (“RMBS”)	502.7	21.4	(2.5)	521.6	(8.5)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	96.1	1.0	(0.6)	96.5	(2.2)
Other asset-backed (“ABS”)	86.8	4.1	(3.8)	87.1	—
Available-for-sale debt securities	$4,238.8	$250.7	$(31.3)	$4,458.2	$(12.4)
Available-for-sale equity securities	$28.4	$1.2	$(0.1)	$29.5	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

Fair Value and Cost of Securities:	December 31, 2014
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$82.4	$6.9	$—	$89.3	$—
State and political subdivision	217.2	13.6	(1.6)	229.2	(0.2)
Foreign government	69.2	5.4	(0.8)	73.8	—
Corporate	2,730.7	128.4	(27.2)	2,831.9	(1.5)
CMBS	236.2	19.4	—	255.6	—
RMBS	558.9	20.9	(3.4)	576.4	(8.6)
CDO/CLO	84.2	0.4	(1.1)	83.5	(2.7)
Other ABS	82.1	3.8	(3.8)	82.1	—
Available-for-sale debt securities	$4,060.9	$198.8	$(37.9)	$4,221.8	$(13.0)
Available-for-sale equity securities	$28.4	$0.6	$(0.3)	$28.7	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Maturities of Debt Securities:	March 31, 2015
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$51.3	$51.9
Due after one year through five years	427.9	449.1
Due after five years through ten years	1,518.8	1,592.6
Due after ten years	1,319.7	1,401.5
CMBS/RMBS/ABS/CDO/CLO [1]	921.1	963.1
Total	$4,238.8	$4,458.2
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of March 31, 2015, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Three Months Ended March 31,
	2015	2014
Debt securities, available-for-sale
Proceeds from sales	$118.5	$5.4
Proceeds from maturities/repayments	58.6	54.0
Gross investment gains from sales, prepayments and maturities	5.0	2.2
Gross investment losses from sales and maturities	(0.1)	(0.8)

Aging of Temporarily Impaired Securities:	March 31, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$—	$—	$—	$—
State and political subdivision	7.0	(0.3)	16.9	(1.2)	23.9	(1.5)
Foreign government	6.7	(0.3)	—	—	6.7	(0.3)
Corporate	202.8	(7.7)	171.0	(14.9)	373.8	(22.6)
CMBS	1.7	—	—	—	1.7	—
RMBS	11.8	—	73.4	(2.5)	85.2	(2.5)
CDO/CLO	13.1	(0.1)	25.0	(0.5)	38.1	(0.6)
Other ABS	2.3	—	7.4	(3.8)	9.7	(3.8)
Debt securities	245.4	(8.4)	293.7	(22.9)	539.1	(31.3)
Equity securities	—	—	4.4	(0.1)	4.4	(0.1)
Total temporarily impaired securities	$245.4	$(8.4)	$298.1	$(23.0)	$543.5	$(31.4)
Below investment grade	$54.6	$(3.2)	$22.7	$(3.5)	$77.3	$(6.7)
Number of securities		85		89		174

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$—	—	$—	$—
State and political subdivision	7.0	(0.4)	18.7	(1.2)	25.7	(1.6)
Foreign government	11.3	(0.8)	—	—	11.3	(0.8)
Corporate	265.4	(8.8)	273.1	(18.4)	538.5	(27.2)
CMBS	6.3	—	5.5	—	11.8	—
RMBS	4.6	(0.1)	86.7	(3.3)	91.3	(3.4)
CDO/CLO	42.3	(0.4)	30.2	(0.7)	72.5	(1.1)
Other ABS	5.8	—	7.5	(3.8)	13.3	(3.8)
Debt securities	342.7	(10.5)	421.7	(27.4)	764.4	(37.9)
Equity securities	—	—	4.2	(0.3)	4.2	(0.3)
Total temporarily impaired securities	$342.7	$(10.5)	$425.9	$(27.7)	$768.6	$(38.2)
Below investment grade	$42.4	$(2.4)	$17.1	$(2.7)	$59.5	$(5.1)
Number of securities		121		127		248

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $1.1 million at March 31, 2015, of which $0.6 million was depressed by more than 20% of amortized cost for more than 12 months.

As of March 31, 2015, available-for-sale securities in an unrealized loss position for over 12 months consisted of 85 debt securities and 4 equity securities. These debt securities primarily relate to corporate securities and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

Evaluating temporarily impaired available-for-sale securities

In management’s evaluation of temporarily impaired securities, many factors about individual issuers of securities, as well as our best judgment in determining the cause of a decline in the estimated fair value, are considered in the assessment of potential near-term recovery in the security’s value. Some of those considerations include, but are not limited to: (i) duration of time and extent to which the estimated fair value has been below cost or amortized cost; (ii) for debt securities, if the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (iii) whether the issuer is experiencing significant financial difficulties and the potential for impairments of that issuer’s securities; (iv) pervasive issues across an entire industry sector/sub-sector; and (v) for structured securities, assessing any changes in the forecasted cash flows, the quality of underlying collateral, expectations of prepayment speeds, loss severity and payment priority of tranches held.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in the first three months of 2015 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$(17.1)	$(18.5)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	0.5	0.7
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(16.6)	$(17.8)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of income and comprehensive income.

Limited partnerships and other investments

Limited partnerships and other investments consist of private equity investments of $8.9 million and $8.4 million as of March 31, 2015 and December 31, 2014, respectively, and direct equity investments of $3.9 million and $4.1 million as of March 31, 2015 and December 31, 2014, respectively.

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts, based on yields which are changed due to expectations in projected cash flows, gains and losses on securities measured at fair value and earnings from investments accounted for under equity method accounting.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Sources of Net Investment Income:	Three Months Ended March 31,
($ in millions)	2015	2014

Debt securities [1]	$47.3	$37.6
Equity securities	0.5	0.2
Limited partnerships and other investments	0.5	1.2
Policy loans	0.8	0.8
Fair value investments	0.3	0.8
Total investment income	49.4	40.6
Less: Investment expenses	2.3	0.6
Net investment income	$47.1	$40.0
———————

[1]	Includes net investment income on short-term investments.

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Total other-than-temporary debt impairments	$(0.1)	$—
Portion of losses recognized in OCI	(0.1)	—
Net debt impairments recognized in earnings	$(0.2)	$—
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	—
CMBS	—	—
RMBS	(0.2)	—
CDO/CLO	—	—
Other ABS	—	—
Net debt security impairments	(0.2)	—
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(0.2)	—
Debt security transaction gains	5.0	2.2
Debt security transaction losses	(0.1)	(0.8)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	4.9	1.4
Derivative instruments	(3.3)	(23.6)
Embedded derivatives [1]	(10.2)	(12.9)
Net realized gains (losses), excluding impairment losses	(8.6)	(35.1)
Net realized gains (losses), including impairment losses	$(8.8)	$(35.1)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 8 to these interim unaudited financial statements for additional disclosures.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Debt securities	$58.5	$62.0
Equity securities	0.8	—
Other investments	(0.1)	—
Net unrealized investment gains (losses)	$59.2	$62.0

Net unrealized investment gains (losses)	$59.2	$62.0
Applicable to DAC	17.3	15.5
Applicable to other actuarial offsets	40.2	33.5
Applicable to deferred income tax expense (benefit)	3.0	14.4
Offsets to net unrealized investment gains (losses)	60.5	63.4
Net unrealized gains (losses) included in OCI	$(1.3)	$(1.4)

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated variable interest entities (“VIEs”) (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $16.2 million and $16.1 million as of March 31, 2015 and December 31, 2014, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $226.8 million and $186.8 million at March 31, 2015 and December 31, 2014, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of March 31, 2015, we were exposed to the credit concentration risk of no issuers representing exposure greater than 10.0% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of March 31, 2015, we held derivative assets, net of liabilities, with a fair value of $58.3 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments of these issuers with a fair value of $75.3 million as of March 31, 2015. Our maximum amount of loss due to credit risk with these issuers was $133.6 million as of March 31, 2015. See Note 9 to these interim unaudited financial statements for additional information regarding derivatives.

8.    Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives

Separate accounts

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Investment objectives for these separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. We have variable annuity and variable life insurance contracts that are classified as separate account products. The assets supporting these contracts are carried at fair value and are reported as separate account assets with an equivalent amount reported as separate account liabilities. Amounts assessed against the policyholder for mortality, administration and other services are included within revenue in fee income. For the three months ended March 31, 2015 and 2014, there were no gains or losses on transfers of assets from the general account to a separate account.

Assets with fair value and carrying value of $2.7 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	March 31, 2015	December 31, 2014
($ in millions)
Debt securities	$265.5	$276.0
Equity funds	1,264.6	1,303.1
Other	35.1	35.5
Total	$1,565.2	$1,614.6

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2015
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$16.3	$16.4
Incurred	(0.4)	(2.4)
Paid	(0.3)	—
Assumption unlocking	0.3	—
Change due to net unrealized gains or losses included in AOCI	0.1	—
Balance, end of period	$16.0	$14.0

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended March 31, 2014
($ in millions)	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$17.0	$9.5
Incurred	(0.1)	(0.2)
Paid	(0.3)	—
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	—	(0.1)
Balance, end of period	$16.6	$9.2

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk (“NAR”) is generally defined as the benefit payable in excess of the current account balance at our balance sheet date. We have entered into reinsurance agreements to reduce the net amount of risk on certain death benefits. Following are the major types of death benefits currently in force as defined in Note 8 to our financial statements in the 2014 Form 10-K:

GMDB and GMIB Benefits by Type:	March 31, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$604.6	$1.2	$1.2	64
GMDB step up	1,170.1	60.8	7.9	65
GMDB earnings enhancement benefit (“EEB”)	29.0	—	—	65
GMDB greater of annual step up and roll up	22.4	4.8	4.8	69
Total GMDB at March 31, 2015	1,826.1	$66.8	$13.9
Less: General account value with GMDB	267.1
Subtotal separate account liabilities with GMDB	1,559.0
Separate account liabilities without GMDB	148.9
Total separate account liabilities	$1,707.9
GMIB [1] at March 31, 2015	$297.5			65

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$626.6	$1.4	$1.4	63
GMDB step up	1,200.7	65.7	10.6	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	1,879.1	$71.9	$16.8
Less: General account value with GMDB	270.7
Subtotal separate account liabilities with GMDB	1,608.4
Separate account liabilities without GMDB	149.1
Total separate account liabilities	$1,757.5
GMIB [1] at December 31, 2014	$308.4			65
———————

[1]
Policies with a GMIB also have a GMDB, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMIB is released. Similarly, when a policy goes into benefit status on a GMIB, its GMDB NAR is released.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$147.0	$85.4
Incurred	10.5	0.4
Paid	(0.1)	(0.1)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	13.9	18.5
Balance, end of period	$171.3	$104.2

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$166.3	$145.8
Incurred	9.3	7.8
Paid	(6.4)	(1.9)
Assumption unlocking	—	—
Change due to net unrealized gains or losses included in AOCI	1.2	0.8
Balance, end of period	$170.4	$152.5

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$366.6	$270.3
Incurred	12.1	16.4
Assumption unlocking	(4.6)	—
Change due to net unrealized gains or losses included in AOCI	23.5	13.6
Balance, end of period	$397.6	$300.3

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 8 to our financial statements in the 2014 Form 10-K. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	March 31, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$453.6	65
GMAB	290.9	59
COMBO	5.2	63
Balance, end of period	$749.7

Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$471.3	65
GMAB	305.8	59
COMBO	6.9	64
Balance, end of period	$784.0

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded Derivative Liabilities: ($ in millions)	March 31, 2015	December 31, 2014

GMWB	$9.0	$6.9
GMAB	(0.7)	(0.3)
COMBO	(0.1)	(0.2)
Total variable annuity embedded derivative liabilities	$8.2	$6.4

There were no benefit payments made for the GMWB and GMAB in the three months ended March 31, 2015 and 2014. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposits within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of income and comprehensive income. The fair value of these index options is calculated using the budget method. See Note  10 to these interim financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $166.9 million and $153.9 million as of March 31, 2015 and December 31, 2014, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 9 to these interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of income and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three months ended March 31, 2015 and 2014 are $(10.2) million and $(12.9) million, respectively.

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

The Company seeks to enter into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. As of March 31, 2015 and December 31, 2014, $20.8 million and $16.0 million, respectively, of cash and cash equivalents were held as collateral by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Derivative Instruments (continued)

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of March 31, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$149.0	$4.0	$0.4
Variance swaps	2015 - 2017	0.9	—	9.0
Put options	2015 - 2022	677.5	25.1	—
Call options	2015 - 2019	2,169.3	106.3	67.7
Total derivative instruments		$2,996.7	$135.4	$77.1
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.2	—
Put options	2015 - 2022	677.5	29.4	—
Call options	2015 - 2019	2,019.2	118.2	74.6
Equity futures	2015	2.9	—	0.5
Total derivative instruments		$3,591.5	$157.5	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Interest rate swaps	$2.7	$5.0
Variance swaps	(0.4)	(0.6)
Swaptions	(0.1)	(18.3)
Put options	(4.3)	(4.1)
Call options	(1.4)	(3.0)
Equity futures	0.2	(2.6)
Embedded derivatives	(10.2)	(12.9)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(13.5)	$(36.5)

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Offsetting of Derivative Assets/Liabilities:	March 31, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$135.4	$—	$135.4	$(73.4)	$—	$62.0
Total derivative liabilities	$(77.1)	$—	$(77.1)	$73.4	$3.7	$—

Offsetting of Derivative Assets/Liabilities:	December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$157.5	$—	$157.5	$(82.6)	$—	$74.9
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.6	$3.0	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $17.1 million and $13.0 million as of March 31, 2015 and December 31, 2014, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of March 31, 2015 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, respectively.

Fair Values of Financial Instruments by Level:	March 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.2	$81.1	$90.3
State and political subdivision	—	43.5	201.2	244.7
Foreign government	—	73.9	10.5	84.4
Corporate	—	1,623.2	1,452.5	3,075.7
CMBS	—	251.0	6.9	257.9
RMBS	—	363.3	158.3	521.6
CDO/CLO	—	—	96.5	96.5
Other ABS	—	15.9	71.2	87.1
Total available-for-sale debt securities	—	2,380.0	2,078.2	4,458.2
Available-for-sale equity securities	—	—	29.5	29.5
Short-term investments	69.9	—	—	69.9
Derivative assets	—	135.4	—	135.4
Fair value investments	—	13.2	33.9	47.1
Separate account assets	1,707.9	—	—	1,707.9
Total assets	$1,777.8	$2,528.6	$2,141.6	$6,448.0
Liabilities
Derivative liabilities	$—	$77.1	$—	$77.1
Embedded derivatives	—	—	175.1	175.1
Total liabilities	$—	$77.1	$175.1	$252.2
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2015.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.1	$80.2	$89.3
State and political subdivision	—	35.9	193.3	229.2
Foreign government	—	57.7	16.1	73.8
Corporate	—	1,414.7	1,417.2	2,831.9
CMBS	—	191.0	64.6	255.6
RMBS	—	424.8	151.6	576.4
CDO/CLO	—	—	83.5	83.5
Other ABS	—	4.2	77.9	82.1
Total available-for-sale debt securities	—	2,137.4	2,084.4	4,221.8
Available-for-sale equity securities	—	—	28.7	28.7
Short-term investments	79.8	—	—	79.8
Derivative assets	—	157.5	—	157.5
Fair value investments	—	13.0	33.7	46.7
Separate account assets	1,757.5	—	—	1,757.5
Total assets	$1,837.3	$2,307.9	$2,146.8	$6,292.0
Liabilities
Derivative liabilities	$0.5	$85.1	$—	$85.6
Embedded derivatives	—	—	160.3	160.3
Total liabilities	$0.5	$85.1	$160.3	$245.9
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2014.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	March 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$227.5	$382.0	$609.5
Energy	—	223.7	160.7	384.4
Financial services	—	667.5	309.0	976.5
Capital goods	—	142.6	118.7	261.3
Transportation	—	38.2	120.6	158.8
Utilities	—	137.6	243.2	380.8
Other	—	186.1	118.3	304.4
Total corporates	$—	$1,623.2	$1,452.5	$3,075.7

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$219.9	$362.6	$582.5
Energy	—	181.6	163.1	344.7
Financial services	—	574.6	321.5	896.1
Capital goods	—	142.0	125.3	267.3
Transportation	—	30.5	114.9	145.4
Utilities	—	117.9	219.3	337.2
Other	—	148.2	110.5	258.7
Total corporates	$—	$1,414.7	$1,417.2	$2,831.9

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

Level 3 Financial Assets:	Three Months Ended March 31, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$80.2	$—	$(0.4)	$—	$—	$—	$1.3	$81.1
State and political subdivision	193.3	6.7	(0.8)	—	(2.1)	—	4.1	201.2
Foreign government	16.1	—	—	0.3	(6.5)	—	0.6	10.5
Corporate	1,417.2	113.0	(30.7)	18.8	(92.8)	0.4	26.6	1,452.5
CMBS	64.6	—	—	—	(57.7)	—	—	6.9
RMBS	151.6	0.3	(4.8)	12.0	—	(0.1)	(0.7)	158.3
CDO/CLO	83.5	17.0	(5.4)	—	—	0.2	1.2	96.5
Other ABS	77.9	—	(0.9)	—	(5.9)	—	0.1	71.2
Total available-for-sale debt securities	2,084.4	137.0	(43.0)	31.1	(165.0)	0.5	33.2	2,078.2
Available-for-sale equity securities	28.7	—	—	—	—	—	0.8	29.5
Fair value investments	33.7	0.1	(0.7)	—	—	0.8	—	33.9
Total assets	$2,146.8	$137.1	$(43.7)	$31.1	$(165.0)	$1.3	$34.0	$2,141.6
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended March 31, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$58.8	$7.9	$(2.1)	$—	$—	$—	$1.2	$65.8
State and political subdivision	133.8	1.3	(0.4)	—	—	—	3.1	137.8
Foreign government	3.3	—	—	—	—	—	0.1	3.4
Corporate	1,091.9	81.8	(15.1)	—	(62.9)	—	26.6	1,122.3
CMBS	31.9	—	(0.2)	—	(25.5)	—	0.2	6.4
RMBS	176.1	0.3	(6.0)	—	—	0.2	0.8	171.4
CDO/CLO	70.9	18.0	(2.8)	—	—	0.5	(0.4)	86.2
Other ABS	82.3	—	(2.9)	—	—	0.1	(0.6)	78.9
Total available-for-sale debt securities	1,649.0	109.3	(29.5)	—	(88.4)	0.8	31.0	1,672.2
Available-for-sale equity securities	11.2	—	—	—	—	—	(11.2)	—
Fair value investments	35.6	—	(0.7)	—	—	0.3	—	35.2
Total assets	$1,695.8	$109.3	$(30.2)	$—	$(88.4)	$1.1	$19.8	$1,707.4
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$160.3	$87.8
Net purchases/(sales)	4.6	8.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Realized (gains) losses	10.2	12.9
Balance, end of period	$175.1	$108.9

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Level 3 Assets: [1]	March 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$81.1	Discounted cash flow	Yield	0.91% - 3.37% (2.46%)
State and political subdivision	$88.3	Discounted cash flow	Yield	2.03% - 4.25% (3.01%)
Corporate	$1,186.4	Discounted cash flow	Yield	0.85% - 6.56% (3.06%)
Other ABS	$9.6	Discounted cash flow	Yield	1.61% - 2.60% (3.80%)
Fair value investments	$1.0	Discounted cash flow	Default rate	0.18%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$80.2	Discounted cash flow	Yield	1.02% - 3.64% (2.75%)
State and political subdivision	$65.9	Discounted cash flow	Yield	2.34% - 4.50% (3.33%)
Corporate	$1,053.3	Discounted cash flow	Yield	0.93% - 6.88% (3.35%)
Other ABS	$9.8	Discounted cash flow	Yield	1.83% - 3.01% (2.01%)
Fair value investments	$1.0	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Significant unobservable inputs used in the fair value measurement of variable annuity (“VA”) GMAB and GMWB type liabilities are equity volatility, swap curve, mortality and lapse rates and an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in the equity volatility would increase the fair value of the liability while an increase in the swap curve or credit standing adjustment (“CSA”) would result in a decrease to the fair value of the liability. The impact of changes in mortality and lapse rates are dependent on overall market conditions. The fair value of fixed indexed annuity and indexed universal life embedded derivative related to index credits is calculated using the swap curve, future option budget, mortality and lapse rates, as well as an adjustment for non-performance risk. Keeping other inputs unchanged, an increase in any of these significant unobservable inputs would result in a decrease of the fixed indexed annuity embedded derivative liability.

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	March 31, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (VA / FIA)	$166.9	Budget method	Swap curve	0.31% - 2.27%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.19%
Embedded derivatives (GMAB / GMWB / COMBO)	$8.2	Risk neutral stochastic valuation methodology	Volatility surface	8.58% - 50.72%
			Swap curve	0.22% - 2.44%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.19%

Level 3 Liabilities:	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (VA / FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.4	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	March 31, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$81.1	$—	$81.1
State and political subdivision	88.3	112.9	201.2
Foreign government	—	10.5	10.5
Corporate	1,186.4	266.1	1,452.5
CMBS	—	6.9	6.9
RMBS	—	158.3	158.3
CDO/CLO	—	96.5	96.5
Other ABS	9.6	61.6	71.2
Total available-for-sale debt securities	1,365.4	712.8	2,078.2
Available-for-sale equity securities	—	29.5	29.5
Fair value investments	1.0	32.9	33.9
Total assets	$1,366.4	$775.2	$2,141.6
Liabilities
Embedded derivatives	$175.1	$—	$175.1
Total liabilities	$175.1	$—	$175.1
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$80.2	$—	$80.2
State and political subdivision	65.9	127.4	193.3
Foreign government	—	16.1	16.1
Corporate	1,053.3	363.9	1,417.2
CMBS	—	64.6	64.6
RMBS	—	151.6	151.6
CDO/CLO	—	83.5	83.5
Other ABS	9.8	68.1	77.9
Total available-for-sale debt securities	1,209.2	875.2	2,084.4
Available-for-sale equity securities	—	28.7	28.7
Fair value investments	1.0	32.7	33.7
Total assets	$1,210.2	$936.6	$2,146.8
Liabilities
Embedded derivatives	$160.3	$—	$160.3
Total liabilities	$160.3	$—	$160.3
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

10. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	Fair Value Hierarchy Level	March 31, 2015		December 31, 2014
($ in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$69.2	$68.7	$68.1	$67.6
Cash and cash equivalents	Level 1	$93.9	$93.9	$162.3	$162.3

Financial liabilities:
Investment contracts	Level 3	$3,425.8	$3,427.5	$3,306.9	$3,308.6
Surplus notes	Level 3	$30.0	$30.0	$30.0	$30.0

11.    Income Taxes

It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income balances, income tax benefit and expense and related valuation allowance for the three months ended March 31, 2015 have been computed based on the first three months of 2015 as a discrete period.
The tax expense of $2.8 million for the three months ended March 31, 2015 is comprised of a $3.6 million current tax expense and a $0.8 million deferred tax benefit. The deferred tax benefit results from the application of the intraperiod tax allocation rules that allow for the benefitting of a current year loss in continuing operations when an increase to the valuation allowance is not required due to the existence of current year income reported elsewhere in the financial statements (e.g., discontinued operations, other comprehensive income).

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $10.9 million as of March 31, 2015. Consistent with prior periods, it is considered appropriate to recognize a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of tax basis capital losses. This conclusion is consistent with prior periods.

Consistent with the above, for the three months ended March 31, 2015, we recognized an increase in the valuation allowance of $22.9 million. Accounting guidance requires that changes in the valuation allowance be allocated to various financial statement components of income or loss. The net deferred tax assets decreased by $2.2 million for the three months ended March 31, 2015, which was attributable to available-for-sale debt securities with gross unrealized losses.

The Company is included in Phoenix’s consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

11. Income Taxes (continued)

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

Service agreement

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $23.9 million and $19.0 million for the three months ended March 31, 2015 and 2014, respectively. Amounts payable to Phoenix Life were $8.2 million and $4.4 million as of March 31, 2015 and December 31, 2014, respectively.

Reinsurance agreements

The Company cedes risk associated with certain universal life contracts and the associated riders to Phoenix Life. The reinsurance transaction between the Company and Phoenix Life is structured as a coinsurance agreement.

See Note 4 in Part II, Item 8 “Financial Statements and Supplementary Data,” of the 2014 Form 10-K for additional information on related party transactions.

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $1.6 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

Sales agreements

Phoenix Life pays commissions to producers who sell our non-registered life and annuity products. Commissions paid by Phoenix Life on our behalf were $22.7 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively. Amounts payable to Phoenix Life were $1.4 million and $2.1 million as of March 31, 2015 and December 31, 2014, respectively.

Saybrus, a majority-owned subsidiary of Phoenix, provides life insurance and annuity wholesaling services. Commissions paid to Saybrus were $3.3 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. Commission amounts payable to Saybrus were $1.4 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of March 31, 2015 and 2014, respectively. Commission amounts payable to Saybrus Equity were immaterial as of March 31, 2015 and December 31, 2014, respectively.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

12. Related Party Transactions (continued)

Processing service agreements

We provide payment processing services for Phoenix Life, wherein we receive deposits on Phoenix Life annuity contracts, and forward those payments to Phoenix Life. In connection with this service, we had a net amount due to Phoenix Life of $0.6 million as of March 31, 2015 and a net amount due from Phoenix Life of $4.5 million as of December 31, 2014. We do not charge any fees for this service.

We also provide payment processing services for Phoenix Life and Annuity Company (“Phoenix Life and Annuity”), a wholly owned indirect subsidiary of Phoenix Life, wherein we receive deposits on certain Phoenix Life and Annuity annuity contracts, and forward those payments to Phoenix Life and Annuity. In connection with this service, we had amounts due from Phoenix Life and Annuity of $0.2 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively. We do not charge any fees for this service.

Indebtedness due to affiliate

PHL Variable issued $30.0 million of surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043. Interest is paid annually at a rate of 10.5% and requires the prior approval of the Insurance Commissioner of the State of Connecticut. Payments may be made only out of surplus funds as defined under applicable law and regulations of the State of Connecticut. Upon approval by the Insurance Commissioner, the notes may be redeemed at any time, either in whole or in part, at a redemption price of 100% plus accrued interest to the date set for the redemption. Connecticut Law provides that the notes are not part of the legal liabilities of PHL Variable. The Company incurred interest expense of $0.8 million and $0.8 million related to these notes for the three months ended March 31, 2015 and 2014, respectively.

13.    Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI attributable to the Company for the periods ended March 31, 2015 and 2014 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss): ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized	Net Unrealized Gains / (Losses) on All Other Investments [1]	Total

Balance as of December 31, 2013	$3.0	$(15.7)	$(12.7)
Change in component during the period before reclassifications	1.1	(1.6)	(0.5)
Amounts reclassified from AOCI	(0.6)	(0.3)	(0.9)
Balance as of March 31, 2014	$3.5	$(17.6)	$(14.1)

Balance as of December 31, 2014	$4.4	$(0.4)	$4.0
Change in component during the period before reclassifications	(2.2)	4.0	1.8
Amounts reclassified from AOCI	(0.1)	(3.0)	(3.1)
Balance as of March 31, 2015	$2.1	$0.6	$2.7
———————

[1]
See Note  7 to these interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

13. Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI		Affected Line Item in the Statements of Income and Comprehensive Income
($ in millions)	Three Months Ended March 31,
	2015	2014
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$0.2	$1.0	Net realized capital gains (losses)
	0.2	1.0	Total before income taxes
	0.1	0.4	Income tax expense (benefit)
	$0.1	$0.6	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$4.5	$0.4	Net realized capital gains (losses)
	4.5	0.4	Total before income taxes
	1.5	0.1	Income tax expense (benefit)
	$3.0	$0.3	Net income (loss)

Total amounts reclassified from AOCI	$3.1	$0.9	Net income (loss)

14.    Contingent Liabilities

Litigation and arbitration

The Company is regularly involved in litigation and arbitration, both as a defendant and as a plaintiff. The litigation and arbitration naming the Company as a defendant ordinarily involves our activities as an insurer, employer, investor, investment advisor or taxpayer.

It is not feasible to predict or determine the ultimate outcome of all legal or arbitration proceedings or to provide reasonable ranges of potential losses. Management of the Company believes that the ultimate outcome of our litigation and arbitration matters are not likely, either individually or in the aggregate, to have a material adverse effect on the financial condition of the Company beyond the amounts already reported in these financial statements. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation and arbitration, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the results of operations or cash flows in particular quarterly or annual periods.

SEC Cease-and-Desist Order

Phoenix and the Company are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the ”Orders”), directed Phoenix and the Company to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and the Company remain subject to these obligations. Pursuant to the Orders, Phoenix and the Company were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and the Company paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

14. Contingent Liabilities (continued)

Cases Brought by Policy Investors

On August 2, 2012, Lima LS PLC filed a complaint against Phoenix, Phoenix Life, the Company, James D. Wehr, Philip K. Polkinghorn, Edward W. Cassidy, Dona D. Young and other unnamed defendants in the United States District Court for the District of Connecticut (Case No. CV12-01122). On July 1, 2013, the defendants’ motion to dismiss the complaint was granted in part and denied in part. Thereafter, on July 31, 2013, the plaintiff served an amended complaint against the same defendants, with the exception that Mr. Cassidy was dropped as a defendant. The plaintiffs allege that Phoenix Life and the Company promoted certain policy sales knowing that the policies would ultimately be owned by investors and then challenging the validity of these policies or denying claims submitted on these policies. Plaintiffs are seeking damages, including punitive and treble damages, attorneys’ fees and a declaratory judgment. We believe we have meritorious defenses against this lawsuit and we intend to vigorously defend against these claims. The outcome of this litigation and any potential losses are uncertain.

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging cost of insurance (“COI”) rate adjustments implemented by Phoenix Life in 2010 and 2011, which Phoenix Life maintains were based on policy language permitting such adjustments. By order dated July 12, 2013, two separate classes were certified in the Fleisher Litigation; by subsequent order dated August 26, 2013, the court decertified one of the classes. The complaint seeks damages for breach of contract. The class certified in the court’s July 12, 2013 order, as limited by the court’s August 26, 2013 order, is limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment. By order dated April 29, 2014, the court denied Martin Fleisher’s motion for summary judgment in the Fleisher Litigation in its entirety, while granting in part and denying in part Phoenix Life’s motion for summary judgment.

The Company, a subsidiary of Phoenix Life, has been named as a defendant in six actions challenging its COI rate adjustments implemented concurrently with the Phoenix Life adjustments. Five cases have been brought against the Company, while one case has been brought against the Company and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant, and consolidated with No. 3:14-cv-00555-WWE (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714-CM; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against the Company, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by the Company in 2011.

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation, and discovery in these four actions has concluded. By orders in both U.S. Bank N.Y. Litigations dated May 23, 2014, the court denied U.S. Bank’s motions for summary judgment in their entirety, while granting in part and denying in part the Company’s motions for summary judgment. U.S. Bank moved for reconsideration of the court’s summary judgment decisions in the U.S. Bank N.Y. Litigations, which the court denied by orders dated June 4, 2014. By order in the Tiger Capital Litigation dated July 23, 2014, the court denied Tiger Capital’s motion for summary judgment in its entirety, while granting in part and denying in part the Company’s motion for summary judgment. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims. The plaintiff in the SPRR Litigation, which has been reassigned to the same judge as the Fleisher Litigation, Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations, seeks damages for breach of contract for a nationwide class of policyholders.

The Fleisher Litigation is scheduled for trial commencing June 15, 2015, the U.S. Bank N.Y. Litigations are scheduled for trial commencing June 29, 2015, and the Tiger Capital Litigation is scheduled for trial commencing July 13, 2015.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

14. Contingent Liabilities (continued)

Phoenix Life and the Company (together, the “Life Companies”) reached an agreement as of April 30, 2015 with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation, both class actions. The proposed settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the settlement (the “Settlement”). The Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is intended to resolve all pending COI cases other than for policyholders who opt-out of the Settlement. The agreement requires that a formal settlement agreement will be filed with the United States District Court for the Southern District of New York and will be subject to certain conditions and court approval. In connection with the Settlement, the Company incurred a charge of $36.4 million in the first quarter of 2015. Under the settlement, policyholders who are class members, including those which have filed individual actions relating to COI rate adjustments, may opt out of the settlement and separately litigate their claims. The Companies are currently unable to estimate the extent to which policyholders may opt out of the settlement or the damages which they may or may not collect in litigation against the Companies. There can be no assurance that the ultimate cost will be $36.4 million. Depending on the results of any opt outs and the resultant litigation and/or negotiation the ultimate cost could be more or less than $36.4 million.

Complaints to state insurance departments regarding the Company’s COI rate adjustments have also prompted regulatory inquiries or investigations in several states, with two of such states (California and Wisconsin) issuing letters directing the Company to take remedial action in response to complaints by a single policyholder. The Company disagrees with both states’ positions. On March 23, 2015, an Administrative Law Judge (“ALJ”) in Wisconsin ordered PHL Variable to pay restitution to current and former owners of seven policies and imposed a fine on PHL Variable which, in a total amount, does not have a material impact on PHL Variable’s financial position (Office of the Commissioner of Insurance Case No. 13- C35362). PHL Variable disagrees with the ALJ’s determination and has appealed the order.

For any cases or regulatory directives not resolved by the Settlement, Phoenix Life and the Company believe that they have meritorious defenses against all of these lawsuits and regulatory directives and intend to vigorously defend against them, including by appeal if necessary. For any matters not resolved by the Settlement, the outcome is uncertain and any potential losses cannot be reasonably estimated.

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the IRS and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, Phoenix is providing to the SEC certain information and documentation regarding the restatements of its prior period financial statements and the staff of the SEC has indicated to Phoenix that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatements of our and Phoenix’s prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatements of our prior period financial statements, including the Company and Phoenix restatements, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements of our prior period financial statements by the Company and Phoenix and the failure by the Company and Phoenix to have filed certain previously delayed SEC reports on a timely basis; (iv) further downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (v)our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (vi) the incurrence of significant expenses (audit fees and consulting fees related to the restatements of our prior period financial statements); (vii) diversion of management and other human resources from the operation of our business; (viii) risks associated with the restatements of our period period financial statements by the Company and Phoenix and the Company’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; (ix) risks associated with ongoing compliance obligations of Phoenix and the Company under the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014; (x) risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect a restatement of our prior period financial statements by the Company and Phoenix did not satisfy our filing obligations and that we may be required to file additional reports to effect such restatements; and (x) risks associated with our and Phoenix Life’s failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvi) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xvii) regulatory actions or examinations may harm our business; and (xviii) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This section reviews our financial condition as of March 31, 2015 as compared with December 31, 2014; our results of operations for the three months ended March 31, 2015 and 2014; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the interim unaudited financial statements and notes contained in this filing as well as in conjunction with our audited financial statements for the year ended December 31, 2014 in the 2014 Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

For the first three months of 2015, 98% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 94% of those sales were fixed indexed annuities.

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

•
Net realized gains or losses related to investments and hedging programs include transaction gains and losses, other-than-temporary impairments (“OTTIs”) and changes in the value of certain derivatives and embedded derivatives. Certain of our variable and fixed annuity contracts include guaranteed minimum withdrawal and accumulation benefits which are classified as embedded derivatives. The fair value of the embedded derivative liability is calculated using significant management estimates, including: (i) the expected value of index credits on the next policy anniversary dates; (ii) the interest rate used to project the future growth in the contract liability; (iii) the discount rate used to discount future benefit payments, which includes an adjustment for our credit worthiness; and (iv) the expected costs of annual call options that will be purchased in the future to fund index credits beyond the next policy anniversary. These factors can vary significantly from period to period.

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

Recent Trends in Earnings Drivers

•
Net realized gains or losses. Net realized gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative investments are driven by changes in the capital markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. In 2014, there were realized losses on the embedded derivatives, while there were gains on the variable annuity embedded derivatives and losses on the fixed indexed annuity embedded derivative in 2013. In 2014, the losses on the embedded derivatives were primarily driven by the continued decline of interest rates and increased volatility in the equity markets.

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
On an annual basis, mortality has overall remained relatively stable for the last couple of years. Our long-term assumptions for improved mortality have resulted in benefits through the unlocks in recent periods. Mortality was worse than expected, and worse than recent historical periods, for the three months ended March 31, 2015 and as a result there are losses from mortality that are higher than in recent periods.

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets, as well as differences between actual and expected mortality and policyholder behavior. In addition, the liability also continued to increase for the three months ended March 31, 2015, due to continued decreases in interest rates, and higher than expected mortality for the quarter.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by differences between actual and expected mortality and policyholder behavior, as well as market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. The most significant driver of changes in liabilities associated with guaranteed benefits are in the fixed indexed annuity business as this business continues to grow. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in the accrual. The liability accrual was more significant in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 when there was a more significant benefit from the realized losses on investments.

•
Other operating expenses. Other operating expenses have remained at elevated levels and have significantly impacted our earnings. These expenses are driven primarily by higher professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a significant driver of other operating expenses for the Company. In addition, in connection with the Settlement agreement reached to resolve the Cost of Insurance Cases, the Company recorded an accrual in the amount of $36.4 million in the three months ended March 31, 2015.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are differences between actual and expected mortality and policyholder behavior, market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in amortization. Worse than expected mortality for the three months ended March 31, 2015 resulted in less amortization than in recent periods in the universal life business. Realized losses on the derivatives that are used to hedge the fixed indexed annuity business provided benefits to amortization both for the three months ended March 31, 2015 and 2014, with more significant benefits for the three months ended March 31, 2014 as a result of more significant realized losses on investments.

•
Income taxes. The effective tax rate for March 31, 2015 and 2014 was (5.7)% and 2.6%, respectively. The primary drivers of the differences between the effective tax rate and the U.S. statutory rate of 35.0% in both years was the increase in the valuation allowance on the pre-tax loss and the dividends received deduction.

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

Impact of New Accounting Standards

See Note 3 to our interim unaudited financial statements in this Form 10-Q for a discussion of new accounting standards.

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

A complete description of our critical accounting estimates is set forth in the 2014 Form 10-K. Management believes that those critical accounting estimates as set forth in the 2014 Form 10-K, and the update related to the current period unlock as described below, are important to understanding our financial condition and financial statements.

In the current quarter, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life PFBL. The result was a net benefit of approximately $0.3 million for the quarter ended March 31, 2015.

See Note 3 to our interim unaudited financial statements in this Form 10-Q for additional information related to the unlock.

Results of Operations

Summary Financial Data: ($ in millions)	Three Months Ended March 31,		Increase (decrease) and percentage change
	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$3.0	$2.8	$0.2	7%
Insurance and investment product fees	89.9	89.0	0.9	1%
Net investment income	47.1	40.0	7.1	18%
Net realized gains (losses):
Total OTTI losses	(0.1)	—	(0.1)	—%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	(0.1)	—	(0.1)	—%
Net OTTI losses recognized in earnings	(0.2)	—	(0.2)	—%
Net realized gains (losses), excluding OTTI losses	(8.6)	(35.1)	26.5	(75%)
Net realized gains (losses)	(8.8)	(35.1)	26.3	(75%)
Total revenues	131.2	96.7	34.5	36%

BENEFITS AND EXPENSES:
Policy benefits	99.7	72.1	27.6	38%
Policy acquisition cost amortization	15.5	16.7	(1.2)	(7%)
Other operating expenses	65.4	23.5	41.9	178%
Total benefits and expenses	180.6	112.3	68.3	61%
Income (loss) before income taxes	(49.4)	(15.6)	(33.8)	NM
Income tax expense (benefit)	2.8	(0.4)	3.2	NM
Net income (loss)	$(52.2)	$(15.2)	$(37.0)	NM

Analysis of Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The increase in net loss of $37.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to the following items:

•	Policy benefits expense increased $27.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net death claims increased $33.5 million for the three months ended March 31, 2015. While mortality was unfavorable for three months ended March 31, 2015, our long-term assumptions for improved mortality have resulted in benefits through the unlocks in recent periods.

◦
An increase of $10.1 million in the guaranteed liability for the fixed indexed annuity GMWB and GMDB for the three months ended March 31, 2015 was driven by the absence of the benefit that was experienced in the three months ended March 31, 2014 as a result of the realized losses on the swaptions that are used to hedge this business. Realized losses on the derivative investments generally positively impact the guaranteed benefit liabilities.

•
Other operating expenses increased $41.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in other operating expenses is driven primarily by an accrual of $36.4 million recorded in the three months ended March 31, 2015 in connection with the Settlement agreement reached to resolve the Cost of Insurance Cases. In addition, there was an increase in the amount of audit fees and other professional services fees that are being allocated to the Company.

•
Income tax expense increased by $3.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The current period income tax expense includes $3.6 million of current tax expense less a deferred tax benefit of $0.8 million resulting from the application of intraperiod tax allocation rules. These rules allow for the benefitting of current year losses when an increase to valuation allowance is not required due to the existence of current year income reported elsewhere in the financial statements.

Partially offsetting the increase in net loss are the following:

•
Realized losses decreased by $26.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. During the three months ended March 31, 2014, the expiration of swaption contracts resulted in more significant losses in that period. Excluding swaptions, the derivative losses are relatively consistent given the impact of changes in interest rates, equity markets, and volatility in the quarter.

•
Net investment income increased $7.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in net investment income is driven primarily by continued sales of the fixed indexed annuity business resulting in higher invested asset levels while the yield has remained relatively stable.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of March 31, 2015, our available-for-sale equity securities include $29.2 million of perpetual preferred securities, of which $7.0 million was below-investment-grade. As of March 31, 2015, our available-for-sale debt securities, with a fair value of $4,458.2 million, represented 92.5% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		March 31, 2015
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$2,589.9	58.1%	$2,440.2	57.6%
2	BBB	1,641.5	36.8%	1,571.5	37.1%
	Total investment grade	4,231.4	94.9%	4,011.7	94.7%
3	BB	163.5	3.7%	163.0	3.8%
4	B	61.6	1.4%	62.6	1.5%
5	CCC and lower	0.6	—%	0.6	—%
6	In or near default	1.1	—%	0.9	—%
	Total available-for-sale debt securities	$4,458.2	100.0%	$4,238.8	100.0%

Available-for-Sale Debt Securities by Type:	March 31, 2015
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$90.3	$82.0	$8.3	$—	$8.3
State and political subdivision	244.7	227.7	18.5	(1.5)	17.0
Foreign government	84.4	77.9	6.8	(0.3)	6.5
Corporate	3,075.7	2,930.1	168.2	(22.6)	145.6
CMBS	257.9	235.5	22.4	—	22.4
RMBS	521.6	502.7	21.4	(2.5)	18.9
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	96.5	96.1	1.0	(0.6)	0.4
Other ABS	87.1	86.8	4.1	(3.8)	0.3
Total available-for-sale debt securities	$4,458.2	$4,238.8	$250.7	$(31.3)	$219.4

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of March 31, 2015 in our available-for-sale debt and short-term investment portfolio were banking (7.0%), electric utilities (7.5%), oil/oil services and equipment (6.8%), diversified financial services (5.0%) and real estate investment trusts (3.9%).

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

Most of our RMBS portfolio is highly rated. At March 31, 2015, 97.6% of the total residential portfolio was rated investment grade. We hold $46.0 million of RMBS investments backed by prime rated mortgages, $63.1 million backed by Alt-A mortgages and $42.5 million backed by sub-prime mortgages, which combined amount to 3.1% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 82% rated NAIC-1 and 9% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments for the three months ended March 31, 2015 totaled $0.1 million from prime rated mortgages.

Residential Mortgage-Backed Securities:
($ in millions)	March 31, 2015
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default
Collateral
Agency	$377.0	$388.7	7.9%	100.0%	—%	—%	—%	—%	—%
Prime	43.7	46.0	0.9%	72.5%	17.4%	7.6%	2.5%	—%	—%
Alt-A	60.8	63.1	1.3%	80.4%	10.0%	9.6%	—%	—%	—%
Sub-prime	39.9	42.5	0.9%	95.3%	—%	4.7%	—%	—%	—%
Total	$521.4	$540.3	11.0%	95.0%	2.6%	2.2%	0.2%	—%	—%
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

Commercial Mortgage-Backed Securities:
($ in millions)		March 31, 2015
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$236.7	$259.1	5.3%	70.7%	4.5%	12.1%	10.5%	2.2%
NAIC-2	BBB	2.0	2.0	—%	—%	—%	83.4%	16.6%	—%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%
Total		$238.7	$261.1	5.3%	70.1%	4.5%	12.6%	10.6%	2.2%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $0.3 million and $0.3 million, respectively. CMBS holdings in this exhibit include $2.9 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

[2]	Percentages based on fair value of total investments, including cash and cash equivalents.

Realized Gains and Losses

The following table presents certain information with respect to net realized gains and losses, including those on debt securities pledged as collateral, with losses from OTTI charges reported separately in the table. These impairment charges were determined based on our assessment of factors enumerated below, as they pertain to the individual securities determined to be other-than-temporarily impaired.

Sources and Types of Net Realized Gains (Losses):	Three Months Ended March 31,
($ in millions)	2015	2014

Total other-than-temporary debt impairments	$(0.1)	$—
Portion of losses recognized in OCI	(0.1)	—
Net debt impairments recognized in earnings	$(0.2)	$—
Debt security impairments:
U.S. government and agency	$—	$—
State and political subdivision	—	—
Foreign government	—	—
Corporate	—	—
CMBS	—	—
RMBS	(0.2)	—
CDO/CLO	—	—
Other ABS	—	—
Net debt security impairments	(0.2)	—
Equity security impairments	—	—
Limited partnerships and other investment impairments	—	—
Impairment losses	(0.2)	—
Debt security transaction gains	5.0	2.2
Debt security transaction losses	(0.1)	(0.8)
Equity security transaction gains	—	—
Equity security transaction losses	—	—
Limited partnerships and other investment transaction gains	—	—
Limited partnerships and other investment transaction losses	—	—
Net transaction gains (losses)	4.9	1.4
Derivative instruments	(3.3)	(23.6)
Embedded derivatives [1]	(10.2)	(12.9)
Net realized gains (losses), excluding impairment losses	(8.6)	(35.1)
Net realized gains (losses), including impairment losses	$(8.8)	$(35.1)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 8 to our interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at March 31, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in the first three months of 2015 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended March 31,
($ in millions)	2015	2014

Balance, beginning of period	$(17.1)	$(18.5)
Add: Credit losses on securities not previously impaired [1]	—	—
Add: Credit losses on securities previously impaired [1]	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—
Less: Credit losses on securities sold	0.5	0.7
Less: Increases in cash flows expected on previously impaired securities	—	—
Balance, end of period	$(16.6)	$(17.8)
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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1] ($ in millions)	March 31, 2015	December 31, 2014

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	—	—
RMBS	(8.5)	(8.6)
CDO/CLO	(2.2)	(2.7)
Other ABS	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(12.4)	$(13.0)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	March 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities
Total fair value	$539.1	$170.3	$75.1	$293.7
Total amortized cost	570.4	174.5	79.3	316.6
Unrealized losses	$(31.3)	$(4.2)	$(4.2)	$(22.9)
Number of securities	170	58	27	85
Investment grade:
Unrealized losses	$(24.6)	$(3.2)	$(2.0)	$(19.4)
Below investment grade:
Unrealized losses	$(6.7)	$(1.0)	$(2.2)	$(3.5)

Available-for-sale equity securities
Unrealized losses	$(0.1)	$—	$—	$(0.1)
Number of securities	4	—	—	4

For available-for-sale debt securities with gross unrealized losses, 78.6% of the unrealized losses after offsets pertain to investment grade securities and 21.4% of the unrealized losses after offsets pertain to below-investment-grade securities at March 31, 2015.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	March 31, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(11.7)	$(1.4)	$—	$(10.3)
Number of securities	10	5	—	5
Investment grade:
Unrealized losses over 20% of cost	$(10.6)	$(0.9)	$—	$(9.7)
Below investment grade:
Unrealized losses over 20% of cost	$(1.1)	$(0.5)	$—	$(0.6)

Available-for-sale equity securities
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities	—	—	—	—

Enterprise Risk Management

The following information supplements the information contained within the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part II, Item 7A of the 2014 Form 10-K.

Interest Rate Risk Management

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

The selection of a 100 basis point immediate increase or decrease in interest rates at all points on the current treasury yield curve is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate increase or decrease of this type does not represent our view of future market changes, it is a hypothetical near-term change that illustrates the potential effect of such events. Although these measurements provide a representation of interest rate sensitivity, they are based on our exposures at a point in time and may not be representative of future market results. These exposures will change as a result of new business, management’s assessment of changing market conditions and available investment opportunities.

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	March 31, 2015
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$371.4	$359.9	$347.9
Other universal life	147.2	147.9	148.6	150.8	150.9	151.1
Other life and annuity products [2]	—	—	—	56.0	53.2	6.5
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

The profits followed by losses is a long-term liability and as such is sensitive to interest rate changes. Investment earnings on the portfolio backing these policies as well as the discount rate on the liability are based on assumptions regarding the portfolio earned rates, both in the near term as well as the ultimate long-term earned rate. The long-term earned rate is reflective of assumptions concerning long-term economic conditions, risk free rates, credit spreads and portfolio allocations, and is reviewed at least annually as part of the unlock. Our long-term interest rate assumption, where treasury rates are assumed to revert to our long-term yield assumption over the mean reversion period, is unchanged for this sensitivity.

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 80% of the Company’s $5.6 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. However, universal life account values represent less than 20% of our total policy liabilities, accruals, and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.6% for the three months ended March 31, 2015 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

While fixed indexed annuities comprise a larger balance of policies with guaranteed minimum interest rates to protect the initial investment, the crediting/guarantee rates on these products adjust more consistently with interest rates so there is a less significant impact to our results of operations.

The Company estimates that the annualized net investment income yield on its fixed income securities was approximately 4.5% during the three months ended March 31, 2015. The average investment rate on fixed income securities purchases during the three months ended March 31, 2015 was approximately 4.3% on total purchases of approximately $336 million. Management estimates that proceeds from maturities, calls and prepayments of approximately $240 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at March 31, 2015, we estimate that would reduce net investment income by less than $3 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

The low interest rate environment discussion immediately above does not include the additional and interrelated impacts to earnings from the amortization of deferred policy acquisition costs and profits followed by losses which occurs in response to changing estimated gross profits. (See “Enterprise Risk Management - Market Risk - Interest Rate Sensitivity of DAC and Policy Liabilities” discussion in Part II, Item 7 of the 2014 Form 10-K along with the supplemental information included within the “Enterprise Risk Management - Interest Rate Risk Management” discussion above.)

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

Capital Management

Phoenix is pursuing a number of capital management actions, including a reinsurance treaty between the Company and Phoenix Life to optimize its statutory capital deployment. Phoenix is working to close the transaction in the second quarter. There can be no assurance that the regulators who must approve this transaction will either approve or approve with conditions acceptable to the Company. If the reinsurance treaty is not effected, which management does not anticipate, Phoenix may consider other options which could include capital contributions from Phoenix Life, the holding company, or third parties, or other actions.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their respective financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity.

The financial strength ratings as of May 14, 2015 were as follows:

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

Contractual Obligations and Commercial Commitments

As of March 31, 2015, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in the 2014 Form 10-K.

Obligations Related to Employee Pension and Post-Employment Benefit Plans

Our ultimate parent company provides employees with post-employment benefits that include retirement benefits, through pension and savings plans, and other benefits, including health care and life insurance. This includes three defined benefit pension plans. We incur applicable employee benefit expenses through the process of cost allocation by Phoenix.

Employee benefit expense allocated to us for these benefits totaled $0.8 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). Phoenix Life took advantage of this in the first quarter of 2015 and does not expect to make any contributions for the remainder of the year.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) decreased from $213.7 million at December 31, 2014 to $101.6 million at March 31, 2015. The principal factors resulting in this decrease were net losses of $69.6 million and $32.6 million of lower deferred tax assets. The $69.6 million net loss includes the $36.4 million impact of the cost of insurance settlement.

Enterprise Risk Management

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for supplemental information to that included within that section in Part II, Item 7 of the 2014 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2014 Form 10-K. There were no material changes in our market risk exposure at March 31, 2015 compared with December 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of March 31, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at March 31, 2015. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s interim unaudited financial statements.

To address these material weaknesses, management performed additional analysis and other procedures to ensure that the Company’s interim unaudited financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the interim unaudited financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Quarterly Report on Form 10-Q.

Previously Identified Material Weaknesses

As previously disclosed in the 2014 Form 10-K, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see “Controls and Procedures” in Part II, Item 9A of the 2014 Form 10-K.

Remediation Status

As more fully discussed in the 2014 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2014 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2014 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of March 31, 2015 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2014 Form 10-K which was filed on April 9, 2015.

Cost of Insurance Cases

Phoenix Life and the Company (together, the “Life Companies”) reached an agreement as of April 30, 2015 with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation, both class actions. The proposed settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the settlement (the “Settlement”). The Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is intended to resolve all pending COI cases other than for policyholders who opt-out of the Settlement. The agreement requires that a formal settlement agreement will be filed with the United States District Court for the Southern District of New York and will be subject to certain conditions and court approval. In connection with the Settlement, the Company incurred a charge of $36.4 million in the first quarter of 2015. Under the settlement, policyholders who are class members, including those which have filed individual actions relating to COI rate adjustments, may opt out of the settlement and separately litigate their claims. The Companies are currently unable to estimate the extent to which policyholders may opt out of the settlement or the damages which they may or may not collect in litigation against the Companies. There can be no assurance that the ultimate cost will be $36.4 million. Depending on the results of any opt outs and the resultant litigation and/or negotiation the ultimate cost could be more or less than $36.4 million.

See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K and Note 14 to our interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. As of March 31, 2015, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Dated: May 15, 2015	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)