Form 10-Q
period 2015-06-30
PHL VARIABLE INSURANCE CO /CT/
filed 2015-08-10
CIK 1031223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

PHL Variable Insurance Company is a wholly-owned indirect subsidiary of The Phoenix Companies, Inc., and there is no market for the registrant’s common stock. As of August 7, 2015, there were 500 shares of the registrant’s common stock outstanding.

The registrant is filing this Quarterly Report on Form 10-Q with the reduced disclosure format permitted by General Instruction H(1)(a) and (b) of Form 10-Q.

PHL VARIABLE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
REVENUES:
Premiums	$5.5	$4.7	$8.5	$7.5
Insurance and investment product fees	89.4	88.3	179.3	177.3
Net investment income	48.3	42.0	95.4	82.0
Net realized gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(0.1)	—	(0.2)	—
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	(0.1)	—
Net OTTI losses recognized in earnings	(0.1)	—	(0.3)	—
Net realized gains (losses), excluding OTTI losses	1.4	(1.9)	(7.2)	(37.0)
Net realized gains (losses)	1.3	(1.9)	(7.5)	(37.0)
Total revenues	144.5	133.1	275.7	229.8

BENEFITS AND EXPENSES:
Policy benefits	114.7	84.9	214.4	157.0
Policy acquisition cost amortization	20.8	20.2	36.3	36.9
Other operating expenses	34.7	26.4	100.1	49.9
Total benefits and expenses	170.2	131.5	350.8	243.8
Income (loss) before income taxes	(25.7)	1.6	(75.1)	(14.0)
Income tax expense (benefit)	(89.8)	5.6	(87.0)	5.2
Net income (loss)	$64.1	$(4.0)	$11.9	$(19.2)

FEES PAID TO RELATED PARTIES (Note 11)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$64.1	$(4.0)	$11.9	$(19.2)
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses), net of related offsets	(33.3)	36.6	(31.6)	49.6
Less: Income tax expense (benefit) related to:
Unrealized investment gains (losses), net of related offsets	(14.3)	6.9	(11.3)	21.3
Other comprehensive income (loss), net of income taxes	(19.0)	29.7	(20.3)	28.3
Comprehensive income (loss)	$45.1	$25.7	$(8.4)	$9.1

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Balance Sheets

($ in millions, except share data)	June 30, 2015	December 31, 2014
ASSETS:
Available-for-sale debt securities, at fair value (cost of $4,247.6 and $4,060.9)	$4,326.7	$4,221.8
Available-for-sale equity securities, at fair value (cost of $27.0 and $28.4)	27.6	28.7
Short-term investments	20.0	79.8
Limited partnerships and other investments	13.4	12.5
Policy loans, at unpaid principal balances	70.7	68.1
Derivative instruments	99.1	157.5
Fair value investments	38.3	46.7
Total investments	4,595.8	4,615.1
Cash and cash equivalents	307.6	162.3
Accrued investment income	35.9	33.2
Reinsurance recoverable	467.9	464.6
Deferred policy acquisition costs	473.6	430.9
Deferred income taxes, net	24.4	13.1
Receivable from related parties	0.7	5.5
Other assets	419.6	158.3
Separate account assets	1,625.1	1,757.5
Total assets	$7,950.6	$7,640.5

LIABILITIES:
Policy liabilities and accruals	$2,120.5	$2,067.0
Policyholder deposit funds	3,554.6	3,306.9
Indebtedness due to affiliate	30.0	30.0
Payable to related parties	8.4	7.6
Other liabilities	316.6	167.7
Separate account liabilities	1,625.1	1,757.5
Total liabilities	7,655.2	7,336.7

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDER’S EQUITY:
Common stock, $5,000 par value: 1,000 shares authorized; 500 shares issued	2.5	2.5
Additional paid-in capital	862.2	862.2
Accumulated other comprehensive income (loss)	(16.3)	4.0
Retained earnings (accumulated deficit)	(553.0)	(564.9)
Total stockholder’s equity	295.4	303.8
Total liabilities and stockholder’s equity	$7,950.6	$7,640.5

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Cash Flows

	Six Months Ended June 30,
($ in millions)	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$11.9	$(19.2)
Net realized gains / losses	7.5	37.0
Policy acquisition costs deferred	(54.2)	(38.3)
Policy acquisition cost amortization	36.3	36.9
Interest credited	50.8	46.7
Equity in earnings of limited partnerships and other investments	(0.8)	(1.3)
Change in:
Accrued investment income	(8.3)	(6.1)
Deferred income taxes, net	—	(4.7)
Current income taxes, net	(108.9)	24.4
Reinsurance recoverable	(2.1)	42.8
Policy liabilities and accruals	(98.3)	(136.3)
Due to/from related parties	5.6	(9.8)
Other operating activities, net	26.6	(0.1)
Cash provided by (used for) operating activities	(133.9)	(28.0)

INVESTING ACTIVITIES:
Purchases of:
Available-for-sale debt securities	(661.8)	(375.6)
Available-for-sale equity securities	(1.2)	—
Short-term investments	(189.7)	(449.6)
Derivative instruments	(36.7)	(26.3)
Fair value investments	—	—
Sales, repayments and maturities of:
Available-for-sale debt securities	526.4	138.3
Available-for-sale equity securities	2.5	—
Short-term investments	249.6	340.8
Derivative instruments	32.1	42.3
Fair value investments	9.4	1.8
Contributions to limited partnerships and limited liability corporations	(1.1)	(7.1)
Distributions from limited partnerships and limited liability corporations	1.0	0.9
Policy loans, net	(1.5)	0.8
Other investing activities, net	1.0	(4.1)
Cash provided by (used for) investing activities	(70.0)	(337.8)

(Continued on next page)

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Cash Flows

(Continued from previous page)	Six Months Ended June 30,
($ in millions)	2015	2014
FINANCING ACTIVITIES:
Policyholder deposits	532.2	483.3
Policyholder withdrawals	(324.9)	(324.2)
Net transfers (to) from separate accounts	141.9	180.6
Cash provided by (used for) financing activities	349.2	339.7
Change in cash and cash equivalents	145.3	(26.1)
Cash and cash equivalents, beginning of period	162.3	181.0
Cash and cash equivalents, end of period	$307.6	$154.9

Supplemental Disclosure of Cash Flow Information
Income taxes (paid) refunded	$(21.9)	$14.5
Non-Cash Transactions During the Period
Investment exchanges	$19.3	$8.9

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY
Interim Unaudited Statements of Changes in Stockholder’s Equity

	Six Months Ended June 30,
($ in millions)	2015	2014
COMMON STOCK:
Balance, beginning of period	$2.5	$2.5
Balance, end of period	$2.5	$2.5

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period	$862.2	$847.2
Balance, end of period	$862.2	$847.2

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of period	$4.0	$(12.7)
Other comprehensive income (loss)	(20.3)	28.3
Balance, end of period	$(16.3)	$15.6

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance, beginning of period	$(564.9)	$(455.6)
Net income (loss)	11.9	(19.2)
Balance, end of period	$(553.0)	$(474.8)

TOTAL STOCKHOLDER’S EQUITY:
Balance, beginning of period	$303.8	$381.4
Change in stockholder’s equity	(8.4)	9.1
Balance, end of period	$295.4	$390.5

The accompanying unaudited notes are an integral part of these financial statements.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements Three and Six Months Ended June 30, 2015 and 2014

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

As a result of discussions with its regulators related to the execution of an intercompany reinsurance treaty between Phoenix Life and the Company during the second quarter of 2015, Phoenix announced its intention to de-stack its insurance company subsidiaries making the Company a subsidiary of the Phoenix holding company. See Note 15 to these interim unaudited financial statements regarding the de-stacking.

2.    Basis of Presentation and Significant Accounting Policies

We have prepared these interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities.

Certain prior year amounts have been reclassified to conform to the current year presentation. These interim unaudited financial statements include all adjustments (consisting primarily of accruals) considered necessary for the fair statement of the balance sheets, statements of operations and comprehensive income, statements of cash flows and statements of changes in stockholder’s equity for the interim periods. Certain financial information that is not required for interim reporting has been omitted. Financial results for the three and six months ended June 30, 2015 are not necessarily indicative of full year results. These interim unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

In the 2014 Form 10-K, the Company revised its financial statements for all periods presented in connection with the restatement of the financial statements of the Company’s parent, Phoenix. The unaudited financial statements for the three and six month periods ended June 30, 2014 contained in this Form 10-Q are presented on a revised basis, consistent with revised financial statements contained in the 2014 Form 10-K.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Liquidity

Management targets a minimum Company Action Level risk-based capital ratio of 225% (Authorized Control Level ratio of 450%). As of June 30, 2015, PHL Variable had an estimated Company Action Level risk-based capital ratio of 201%, compared with 122% at March 31, 2015 and 218% at December 31, 2014. The change in risk-based capital reflects the Company’s portion of litigation accruals recorded in the first quarter, unfavorable mortality in both quarters, and the impact of the reinsurance transaction in the second quarter that was designed to optimize statutory capital deployment between Phoenix operating subsidiaries. In 2014 and 2013, The Phoenix Companies, Inc. made capital contributions of $15.0 million and $45.0 million, respectively, for our benefit. In 2013, we issued a $30.0 million surplus note which was purchased by The Phoenix Companies, Inc. We may need additional capital contributions from The Phoenix Companies, Inc. in order to maintain our target risk-based capital of 225%.

The Phoenix Companies, Inc. is a holding company and has no operations of its own. Its ability to pay interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends primarily upon the surplus and earnings of Phoenix Life and the ability of subsidiaries to pay dividends or to advance or repay funds. Payments of dividends and advances or repayment of funds by Phoenix Life are restricted by the applicable laws and regulations, including laws establishing minimum solvency and liquidity thresholds. Changes to these laws, the application or implementation of these laws by regulatory agencies or the need for significant additional capital contributions to insurance subsidiaries, including the Company, could constrain the ability of The Phoenix Companies, Inc. to meet its debt obligations and corporate expenses as well as make capital contributions for the benefit of the Company to support the Company’s risk-based capital.

As a result of the execution of an intercompany reinsurance treaty between Phoenix Life and the Company during the second quarter of 2015, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of PHL Variable. As a result of the de-stacking, an existing commitment by Phoenix Life to keep the Company’s capital and surplus at Authorized Control Level RBC at 250% (125% Company Action Level) will be extinguished.

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

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued guidance which requires enhanced disclosure requirements for insurers relating to short-duration insurance contracts including claims and the unpaid claims liability rollforward to interim periods. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)

In May 2015, the FASB issued guidance for investments measured at net asset value (“NAV”), as a practical expedient for fair value, to be excluded from the fair value hierarchy. The new guidance requires reporting entities to reconcile the fair value hierarchy disclosure to the balance sheet by disclosing the amount of investments measured using the practical expedient and to make certain disclosures about the nature and risks of those investments. If the NAV is actually at fair value, then a reporting entity would continue to include the investment in the fair value hierarchy and make all required fair value disclosures. For public business entities, the guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The new guidance is retrospective to all periods presented and early adoption is permitted. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

Customer’s Accounting for Fees Paid in a Cloud Computing Agreement

In April 2015, the FASB issued new guidance on a customer’s accounting for fees paid in a cloud computing arrangement (“CCA”). Under the new guidance, customers will apply the same criteria as vendors to determine whether a CCA contains a software license or is solely a service contract. The new guidance provides guidance on which existing accounting model should be applied. For public business entities, the guidance is effective for annual reporting periods, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its financial position, results of operations and financial statement disclosures.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

2. Basis of Presentation and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs (“DAC”)

In the first quarter of 2015, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life profits followed by losses (“PFBL”). The result was a net benefit of approximately $0.3 million recorded in the three months ended March 31, 2015.

The following table summarizes the current interest rate assumption as updated in the first quarter unlock:

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

3.    Reinsurance

Reinsurance recoverable includes balances due from reinsurers for paid and unpaid losses and is presented net of an allowance for uncollectable reinsurance. The reinsurance recoverable balance is $467.9 million and $464.6 million as of June 30, 2015 and December 31, 2014, respectively. Other reinsurance activity is shown below.

Direct Business and Reinsurance:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Direct premiums	$17.8	$18.1	$34.8	$35.6
Premiums ceded to non-affiliates [1]	(12.3)	(13.4)	(26.3)	(28.1)
Premiums	$5.5	$4.7	$8.5	$7.5

Direct policy benefits incurred	$72.7	$41.9	$194.0	$79.8
Policy benefits assumed from non-affiliates	—	—	0.2	0.1
Policy benefits ceded to:
Affiliates	(12.0)	(5.0)	(26.9)	(5.0)
Non-affiliates	(10.2)	(21.4)	(51.5)	(40.7)
Policy benefits ceded	(22.2)	(26.4)	(78.4)	(45.7)
Premiums paid to:
Affiliates	6.0	5.9	12.1	12.1
Non-affiliates	9.3	8.3	23.8	21.8
Premiums paid [2]	15.3	14.2	35.9	33.9
Policy benefits [3]	$65.8	$29.7	$151.7	$68.1
———————

[1]	Primarily represents premiums ceded to reinsurers related to term insurance policies.

[2]
For universal life and variable universal life contracts, premiums paid to reinsurers are reflected within policy benefits. See Note 2 to these interim unaudited financial statements for additional information regarding significant accounting policies.

[3]
Policy benefit amounts above exclude changes in reserves, interest credited to policyholders and other items, which total $48.9 million and $55.2 million, net of reinsurance, for the three months ended June 30, 2015 and 2014, respectively, and $62.7 million and $88.9 million, net of reinsurance, for the six months ended June 30, 2015 and 2014, respectively.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

3. Reinsurance (continued)

We remain liable to the extent that reinsuring companies may not be able to meet their obligations under reinsurance agreements in effect. Failure of the reinsurers to honor their obligations could result in losses to the Company. Since we bear the risk of nonpayment, on a quarterly basis we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Based on our review of their financial statements, reputation in the reinsurance marketplace and other relevant information, we believe that we have no material exposure to uncollectible life reinsurance. At June 30, 2015, five major reinsurance companies, including our affiliate, Phoenix Life, account for approximately 73% of the reinsurance recoverable. Phoenix Life comprised approximately 17%, or $78.5 million, of this total reinsurance recoverable.

Additionally, the Company entered into a modified coinsurance (“modco”) reinsurance agreement with Phoenix Life on June 30, 2015. Under the agreement Phoenix Life retroceded 80% of its assumed inforce Group Executive Ordinary (“GEO”) corporate-owned whole life insurance policies to the Company. See Note 11 to these interim unaudited financial statements for additional information regarding related party transactions.

4.    Deferred Policy Acquisition Costs

The balances of and changes in deferred policy acquisition costs (“DAC”) as of and for the periods ended June 30, 2015 and 2014 are as follows:

Changes in Deferred Policy Acquisition Costs:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$423.0	$454.8	$430.9	$470.1
Policy acquisition costs deferred	29.3	21.4	54.2	38.3
Costs amortized to expenses:
Recurring costs	(17.5)	(18.3)	(32.8)	(45.9)
Assumption unlocking	—	—	(4.0)	—
Realized investment gains (losses)	(3.3)	(1.9)	0.5	9.0
Offsets to net unrealized investment gains or losses included in AOCI	42.1	(14.5)	24.8	(30.0)
Balance, end of period	$473.6	$441.5	$473.6	$441.5

5.    Sales Inducements

The balances of and changes in sales inducements as of and for the periods ended June 30, 2015 and 2014 are as follows:

Changes in Deferred Sales Inducement Activity:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$78.6	$75.6	$78.9	$76.9
Sales inducements deferred	4.3	5.4	9.6	7.5
Amortization charged to income	(2.9)	(2.6)	(4.8)	(2.8)
Offsets to net unrealized investment gains or losses included in AOCI	7.4	(2.9)	3.7	(6.1)
Balance, end of period	$87.4	$75.5	$87.4	$75.5

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6.    Investing Activities

Debt and equity securities

The following tables present the debt and equity securities available-for-sale by sector held at June 30, 2015 and December 31, 2014, respectively. The unrealized loss amounts presented below include the non-credit loss component of OTTI losses. We classify these investments into various sectors in line with industry conventions.

Fair Value and Cost of Securities:	June 30, 2015
($ in millions)	Amortized Cost	Gross Unrealized Gains [1]	Gross Unrealized Losses [1]	Fair Value	OTTI Recognized in AOCI [2]

U.S. government and agency	$89.1	$6.2	$—	$95.3	$—
State and political subdivision	234.6	11.1	(2.9)	242.8	(0.2)
Foreign government	74.8	4.6	(0.5)	78.9	—
Corporate	3,062.4	93.7	(57.5)	3,098.6	(1.5)
Commercial mortgage-backed (“CMBS”)	237.1	17.4	(0.3)	254.2	—
Residential mortgage-backed (“RMBS”)	321.5	12.3	(3.8)	330.0	(8.5)
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	139.7	0.7	(1.0)	139.4	(2.2)
Other asset-backed (“ABS”)	88.4	3.2	(4.1)	87.5	—
Available-for-sale debt securities	$4,247.6	$149.2	$(70.1)	$4,326.7	$(12.4)
Available-for-sale equity securities	$27.0	$0.8	$(0.2)	$27.6	$—
———————

[1]	Net unrealized investment gains and losses on securities classified as available-for-sale and certain other assets are included in our balance sheets as a component of AOCI.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6. Investing Activities (continued)

Maturities of Debt Securities:	June 30, 2015
($ in millions)	Amortized Cost	Fair Value

Due in one year or less	$33.5	$33.8
Due after one year through five years	398.0	414.6
Due after five years through ten years	1,471.2	1,500.5
Due after ten years	1,558.2	1,566.7
CMBS/RMBS/ABS/CDO/CLO [1]	786.7	811.1
Total	$4,247.6	$4,326.7
———————

[1]	CMBS, RMBS, ABS, CDO and CLO are not listed separately in the table as each security does not have a single fixed maturity.

The maturities of debt securities, as of June 30, 2015, are summarized in the table above by contractual maturity. Actual maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties, and we have the right to put or sell certain obligations back to the issuers.

The following table depicts the sources of available-for-sale investment proceeds and related investment gains (losses).

Sales of Available-for-Sale Securities: ($ in millions)	Six Months Ended June 30,
	2015	2014
Debt securities, available-for-sale
Proceeds from sales	$392.2	$5.4
Proceeds from maturities/repayments	134.7	116.2
Gross investment gains from sales, prepayments and maturities	13.8	3.0
Gross investment losses from sales and maturities	(0.6)	(1.2)

Aging of Temporarily Impaired Securities:	June 30, 2015
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$—	$—	$—	$—
State and political subdivision	45.8	(1.1)	16.2	(1.8)	62.0	(2.9)
Foreign government	19.9	(0.5)	—	—	19.9	(0.5)
Corporate	1,056.9	(39.0)	172.6	(18.5)	1,229.5	(57.5)
CMBS	20.1	(0.3)	—	—	20.1	(0.3)
RMBS	36.7	(0.6)	59.8	(3.2)	96.5	(3.8)
CDO/CLO	56.4	(0.5)	27.0	(0.5)	83.4	(1.0)
Other ABS	6.4	—	7.1	(4.1)	13.5	(4.1)
Debt securities	1,242.2	(42.0)	282.7	(28.1)	1,524.9	(70.1)
Equity securities	—	—	4.3	(0.2)	4.3	(0.2)
Total temporarily impaired securities	$1,242.2	$(42.0)	$287.0	$(28.3)	$1,529.2	$(70.3)
Below investment grade	$65.2	$(3.2)	$24.0	$(3.5)	$89.2	$(6.7)
Number of securities		313		92		405

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6. Investing Activities (continued)

Aging of Temporarily Impaired Securities:	December 31, 2014
($ in millions)	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt Securities
U.S. government and agency	$—	$—	$—	—	$—	$—
State and political subdivision	7.0	(0.4)	18.7	(1.2)	25.7	(1.6)
Foreign government	11.3	(0.8)	—	—	11.3	(0.8)
Corporate	265.4	(8.8)	273.1	(18.4)	538.5	(27.2)
CMBS	6.3	—	5.5	—	11.8	—
RMBS	4.6	(0.1)	86.7	(3.3)	91.3	(3.4)
CDO/CLO	42.3	(0.4)	30.2	(0.7)	72.5	(1.1)
Other ABS	5.8	—	7.5	(3.8)	13.3	(3.8)
Debt securities	342.7	(10.5)	421.7	(27.4)	764.4	(37.9)
Equity securities	—	—	4.2	(0.3)	4.2	(0.3)
Total temporarily impaired securities	$342.7	$(10.5)	$425.9	$(27.7)	$768.6	$(38.2)
Below investment grade	$42.4	$(2.4)	$17.1	$(2.7)	$59.5	$(5.1)
Number of securities		121		127		248

Unrealized losses on below-investment-grade debt securities with a fair value depressed by more than 20% of amortized cost totaled $1.3 million at June 30, 2015, of which $0.7 million was depressed by more than 20% of amortized cost for more than 12 months.

As of June 30, 2015, available-for-sale securities in an unrealized loss position for over 12 months consisted of 88 debt securities and 4 equity securities. These debt securities primarily relate to corporate securities and other ABS, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in earnings on these debt securities since the Company neither intends to sell the securities nor do we believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Additionally, based on a security-by-security analysis, we expect to recover the entire amortized cost basis of these securities. In our evaluation of each security, management considers the actual recovery periods for these securities in previous periods of broad market declines. For securities with significant declines, individual security level analysis was performed, which considered any credit enhancements, expectations of defaults on underlying collateral and other available market data, including industry analyst reports and forecasts. Similarly, for equity securities in an unrealized loss position for greater than 12 months, management performed an analysis on a security-by-security basis. Although there may be sustained losses for greater than 12 months on these securities, additional information was obtained related to company performance which did not indicate that the additional losses were other-than-temporary.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6. Investing Activities (continued)

Other-than-temporary impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in earnings in the first six months of 2015 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$(16.6)	$(17.8)	$(17.1)	$(18.5)
Add: Credit losses on securities not previously impaired [1]	—	—	—	—
Add: Credit losses on securities previously impaired [1]	—	—	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	0.4	0.5	1.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(16.6)	$(17.4)	$(16.6)	$(17.4)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of operations and comprehensive income.

Limited partnerships and other investments

Limited Partnerships and Other Investments: ($ in millions)	June 30, 2015	December 31, 2014
Limited partnerships and other investments
Private equity funds	$8.8	$8.4
Mezzanine funds	0.2	—
Direct equity investments	4.4	4.1
Limited partnerships and other investments	$13.4	$12.5

Net investment income

Net investment income is comprised primarily of interest income, including amortization of premiums and accretion of discounts, based on yields which are changed due to expectations in projected cash flows, gains and losses on securities measured at fair value and earnings from investments accounted for under equity method accounting.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6. Investing Activities (continued)

Sources of Net Investment Income:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Debt securities [1]	$49.2	$39.7	$96.5	$77.3
Equity securities	0.5	0.2	1.0	0.4
Limited partnerships and other investments	0.4	1.0	0.9	2.2
Policy loans	0.8	0.8	1.6	1.6
Fair value investments	(0.5)	0.6	(0.2)	1.4
Total investment income	50.4	42.3	99.8	82.9
Less: Investment expenses	2.1	0.3	4.4	0.9
Net investment income	$48.3	$42.0	$95.4	$82.0
———————

[1]	Includes net investment income on short-term investments.

Net realized gains (losses)

Sources and Types of Net Realized Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Total other-than-temporary debt impairments	$(0.1)	$—	$(0.2)	$—
Portion of losses recognized in OCI	—	—	(0.1)	—
Net debt impairments recognized in earnings	$(0.1)	$—	$(0.3)	$—
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.2)	—	(0.2)	—
CMBS	—	—	—	—
RMBS	0.1	—	(0.1)	—
CDO/CLO	—	—	—	—
Other ABS	—	—	—	—
Net debt security impairments	(0.1)	—	(0.3)	—
Equity security impairments	—	—	—	—
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(0.1)	—	(0.3)	—
Debt security transaction gains	8.8	0.8	13.8	3.0
Debt security transaction losses	(0.5)	(0.4)	(0.6)	(1.2)
Equity security transaction gains	—	—	—	—
Equity security transaction losses	—	—	—	—
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	8.3	0.4	13.2	1.8
Derivative instruments	(11.1)	—	(14.4)	(23.6)
Embedded derivatives [1]	4.2	(2.3)	(6.0)	(15.2)
Net realized gains (losses), excluding impairment losses	1.4	(1.9)	(7.2)	(37.0)
Net realized gains (losses), including impairment losses	$1.3	$(1.9)	$(7.5)	$(37.0)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 7 to these interim unaudited financial statements for additional disclosures.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6. Investing Activities (continued)

Unrealized gains (losses)

Sources of Changes in Net Unrealized Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Debt securities	$(140.3)	$62.6	$(81.8)	$124.7
Equity securities	(0.5)	—	0.3	—
Other investments	(0.2)	—	(0.3)	—
Net unrealized investment gains (losses)	$(141.0)	$62.6	$(81.8)	$124.7

Net unrealized investment gains (losses)	$(141.0)	$62.6	$(81.8)	$124.7
Applicable to DAC	(42.1)	14.5	(24.8)	30.0
Applicable to other actuarial offsets	(65.6)	11.5	(25.4)	45.1
Applicable to deferred income tax expense (benefit)	(14.3)	6.9	(11.3)	21.3
Offsets to net unrealized investment gains (losses)	(122.0)	32.9	(61.5)	96.4
Net unrealized gains (losses) included in OCI	$(19.0)	$29.7	$(20.3)	$28.3

Non-consolidated variable interest entities

The carrying value of our investments in non-consolidated variable interest entities (“VIEs”) (based upon sponsor values and financial statements of the individual entities) for which we are not the primary beneficiary was $8.5 million and $16.1 million as of June 30, 2015 and December 31, 2014, respectively. The maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments of the Company. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee. The Company has not provided nor intends to provide material financial support to these entities unless contractually required. We do not have the contractual option to redeem these limited partnership interests but receive distributions based on the liquidation of the underlying assets. The Company must generally request general partner consent to transfer or sell its fund interests. The Company performs ongoing qualitative analysis of its involvement with VIEs to determine if consolidation is required.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

6. Investing Activities (continued)

Issuer and counterparty credit exposure

Credit exposure related to issuers and derivatives counterparties is inherent in investments and derivative contracts with positive fair value or asset balances. We manage credit risk through the analysis of the underlying obligors, issuers and transaction structures. We review our debt security portfolio regularly to monitor the performance of obligors and assess the stability of their credit ratings. We also manage credit risk through industry and issuer diversification and asset allocation. Included in fixed maturities are below-investment-grade assets totaling $233.7 million and $186.8 million at June 30, 2015 and December 31, 2014, respectively. Maximum exposure to an issuer or derivative counterparty is defined by quality ratings, with higher quality issuers having larger exposure limits. As of June 30, 2015, we were exposed to the credit concentration risk of no issuers representing exposure greater than 10% of stockholder’s equity other than U.S. government and government agencies backed by the faith and credit of the U.S. government. We monitor credit exposures by actively monitoring dollar limits on transactions with specific counterparties. We have an overall limit on below-investment-grade rated issuer exposure. Additionally, the creditworthiness of counterparties is reviewed periodically. We generally use ISDA Master Agreements which include Credit Support Annexes which include collateral provisions to reduce counterparty credit exposures. To further mitigate the risk of loss on derivatives, we only enter into contracts in which the counterparty is a financial institution with a rating of A or higher from at least one Nationally Recognized Statistical Rating Organization.

As of June 30, 2015, we held derivative assets, net of liabilities, with a fair value of $44.8 million. Derivative credit exposure was diversified with 11 different counterparties. We also had investments of these issuers with a fair value of $85.6 million as of June 30, 2015. Our maximum amount of loss due to credit risk with these issuers was $130.4 million as of June 30, 2015. See Note 8 to these interim unaudited financial statements for additional information regarding derivatives.

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

Assets with fair value and carrying value of $2.8 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively, supporting fixed indexed annuities are maintained in accounts that are legally segregated from the other assets of the Company, but policyholders do not direct the investment of those assets and the investment performance does not pass through to the policyholders. These assets supporting fixed indexed annuity contracts are reported within the respective investment line items on the balance sheets.

Separate Account Investments of Account Balances of Variable Annuity Contracts with Insurance Guarantees:	June 30, 2015	December 31, 2014
($ in millions)
Debt securities	$253.2	$276.0
Equity funds	1,199.5	1,303.1
Other	33.0	35.5
Total	$1,485.7	$1,614.6

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

For variable annuities with GMDB and GMIB, reserves for these guarantees are calculated and recorded in policy liabilities and accruals on our balance sheets. Changes in the liability are recorded in policy benefits on our statements of operations and comprehensive income. We regularly evaluate estimates used and adjust the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$16.0	$14.0	$16.3	$16.4
Incurred	0.5	0.2	0.1	(2.2)
Paid	(0.8)	—	(1.1)	—
Assumption unlocking	—	—	0.3	—
Change due to net unrealized gains or losses included in AOCI	(0.1)	—	—	—
Balance, end of period	$15.6	$14.2	$15.6	$14.2

Changes in Guaranteed Insurance Benefit Liability Balances:	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
($ in millions)	Annuity GMDB	Annuity GMIB	Annuity GMDB	Annuity GMIB

Balance, beginning of period	$16.6	$9.2	$17.0	$9.5
Incurred	0.4	(0.7)	0.3	(0.9)
Paid	(0.7)	—	(1.0)	—
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	—	—	—	(0.1)
Balance, end of period	$16.3	$8.5	$16.3	$8.5

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

GMDB and GMIB Benefits by Type:	June 30, 2015
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$575.1	$1.2	$1.2	64
GMDB step up	1,117.0	67.5	14.8	64
GMDB earnings enhancement benefit (“EEB”)	27.2	3.2	3.2	65
GMDB greater of annual step up and roll up	21.9	5.1	5.1	69
Total GMDB at June 30, 2015	1,741.2	$77.0	$24.3
Less: General account value with GMDB	261.7
Subtotal separate account liabilities with GMDB	1,479.5
Separate account liabilities without GMDB	145.6
Total separate account liabilities	$1,625.1
GMIB [1] at June 30, 2015	$282.0			66

GMDB and GMIB Benefits by Type:	December 31, 2014
($ in millions)	Account Value	NAR before Reinsurance	NAR after Reinsurance	Average Attained Age of Annuitant

GMDB return of premium	$626.6	$1.4	$1.4	63
GMDB step up	1,200.7	65.7	10.6	64
GMDB earnings enhancement benefit (“EEB”)	29.1	—	—	65
GMDB greater of annual step up and roll up	22.7	4.8	4.8	69
Total GMDB at December 31, 2014	1,879.1	$71.9	$16.8
Less: General account value with GMDB	270.7
Subtotal separate account liabilities with GMDB	1,608.4
Separate account liabilities without GMDB	149.1
Total separate account liabilities	$1,757.5
GMIB [1] at December 31, 2014	$308.4			65
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

Changes in Guaranteed Liability Balances:	Fixed Indexed Annuity GMWB and GMDB
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$171.3	$104.2	$147.0	$85.4
Incurred	16.0	14.5	26.5	14.9
Paid	(0.1)	(0.1)	(0.2)	(0.2)
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(33.8)	16.5	(19.9)	35.0
Balance, end of period	$153.4	$135.1	$153.4	$135.1

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

Changes in Guaranteed Liability Balances:	Universal Life Secondary Guarantees
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$170.4	$152.5	$166.3	$145.8
Incurred	9.0	8.5	18.3	16.3
Paid	(3.8)	(1.3)	(10.2)	(3.2)
Assumption unlocking	—	—	—	—
Change due to net unrealized gains or losses included in AOCI	(2.7)	0.7	(1.5)	1.5
Balance, end of period	$172.9	$160.4	$172.9	$160.4

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Changes in Additional Liability Balances:	Universal Life Profits Followed by Losses
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$397.6	$300.3	$366.6	$270.3
Incurred	(1.8)	18.1	10.3	34.5
Assumption unlocking	—	—	(4.6)	—
Change due to net unrealized gains or losses included in AOCI	(25.2)	(8.3)	(1.7)	5.3
Balance, end of period	$370.6	$310.1	$370.6	$310.1

Embedded derivatives

Variable annuity embedded derivatives

Certain separate account variable products may contain a GMWB, guaranteed minimum accumulation benefit (“GMAB”) and/or combination (“COMBO”) rider as defined in Note 8 to our financial statements in the 2014 Form 10-K. These features are accounted for as embedded derivatives as described below.

Embedded Derivatives Non-Insurance Guaranteed Product Features:	June 30, 2015
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$427.8	65
GMAB	266.4	59
COMBO	5.0	64
Balance, end of period	$699.2

Embedded Derivatives Non-Insurance Guaranteed Product Features:	December 31, 2014
($ in millions)	Account Value	Average Attained Age of Annuitant

GMWB	$471.3	65
GMAB	305.8	59
COMBO	6.9	64
Balance, end of period	$784.0

The GMWB, GMAB and COMBO features represent embedded derivative liabilities in the variable annuity contracts that are required to be reported separately from the host variable annuity contract. These liabilities are recorded at fair value within policyholder deposit funds on the balance sheets with changes in fair value recorded in realized investment gains on the statements of operations and comprehensive income. The fair value of the GMWB, GMAB and COMBO obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. As markets change, contracts mature and actual policyholder behavior emerges, these assumptions are continually evaluated and may from time to time be adjusted. Embedded derivative liabilities for GMWB, GMAB and COMBO are shown in the table below.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features and Embedded Product Derivatives (continued)

Embedded Derivative Liabilities: ($ in millions)	June 30, 2015	December 31, 2014

GMWB	$4.1	$6.9
GMAB	(0.8)	(0.3)
COMBO	(0.2)	(0.2)
Total variable annuity embedded derivative liabilities	$3.1	$6.4

There were no benefit payments made for the GMWB and GMAB in the three months ended June 30, 2015 and 2014. We have established a risk management strategy under which we hedge our GMAB, GMWB and COMBO exposure using equity index options, equity index futures, equity index variance swaps, interest rate swaps and swaptions.

Fixed indexed annuity embedded derivatives

Fixed indexed annuities may also contain a variety of index-crediting options: policy credits that are calculated based on the performance of an outside equity market or other index over a specified term. These index options are embedded derivative liabilities that are required to be reported separately from the host contract. These index options are accounted for at fair value and recorded in policyholder deposit funds within the balance sheets with changes in fair value recorded in realized investment gains, in the statements of operations and comprehensive income. The fair value of these index options is calculated using the budget method. See Note 9 to these interim financial statements for additional information. Several additional inputs reflect our internally developed assumptions related to lapse rates and other policyholder behavior. The fair value of these embedded derivatives was $172.3 million and $153.9 million as of June 30, 2015 and December 31, 2014, respectively. In order to manage the risk associated with these equity indexed-crediting features, we hedge using equity index options. See Note 8 to these interim unaudited financial statements for additional information.

Embedded derivatives realized gains and losses

Changes in the fair value of embedded derivatives associated with variable annuity and fixed indexed annuity contracts are recorded as realized investment gains and losses within the statements of operations and comprehensive income. Embedded derivatives gains and (losses) recognized in earnings for the three and six months ended June 30, 2015 are $4.2 million and $(6.0) million, respectively. Embedded derivatives gains and (losses) recognized in earnings for the three and six months ended June 30, 2014 are $(2.3) million and $(15.2) million, respectively.

8.    Derivative Instruments

We use derivative financial instruments, including options, futures and swaps as a means of hedging exposure to interest rate, equity price change, equity volatility and foreign currency risk. This includes surplus hedging as well as hedging of our fixed indexed annuity (“FIA”) exposure. From time to time, the Company uses forward starting swaps to lock-in interest rates on future bond purchases. We also use derivative instruments to economically hedge our exposure on living benefits offered on certain of our variable annuity products as well as index credits on our FIA products.

The Company seeks to enter into derivative transactions pursuant to master agreements that provide for a netting of payments and receipts by counterparty. Counterparties or central clearinghouses may require cash to be posted as collateral or margin. As of June 30, 2015 and December 31, 2014, $32.1 million and $16.0 million, respectively, of cash and cash equivalents were held as collateral or margin by a third party related to our derivative transactions.

Our derivatives are not designated as hedges for accounting purposes.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

8. Derivative Instruments (continued)

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of June 30, 2015
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2018 - 2035	$239.5	$1.8	$2.9
Variance swaps	2015 - 2017	0.9	—	9.4
Put options	2015 - 2022	391.0	20.7	—
Call options	2015 - 2020	2,285.3	76.5	42.0
Equity futures	2015	9.6	0.1	—
Total derivative instruments		$2,926.3	$99.1	$54.3
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instruments:	Maturity	Notional Amount	Fair Value as of December 31, 2014
($ in millions)			Assets	Liabilities [1]

Interest rate swaps	2016 - 2029	$114.0	$9.7	$1.9
Variance swaps	2015 - 2017	0.9	—	8.6
Swaptions	2024 - 2025	777.0	0.2	—
Put options	2015 - 2022	677.5	29.4	—
Call options	2015 - 2019	2,019.2	118.2	74.6
Equity futures	2015	2.9	—	0.5
Total derivative instruments		$3,591.5	$157.5	$85.6
———————

[1]	Derivative liabilities are included in other liabilities on the balance sheets.

Derivative Instrument Gains (Losses) Recognized in Realized Investment Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Interest rate swaps	$(4.3)	$1.8	$(1.6)	$6.8
Variance swaps	(0.4)	(0.4)	(0.8)	(1.0)
Swaptions	—	(7.6)	(0.1)	(25.9)
Put options	(3.5)	(4.1)	(7.8)	(8.2)
Call options	(2.9)	17.2	(4.3)	14.2
Equity futures	—	(6.9)	0.2	(9.5)
Embedded derivatives	4.2	(2.3)	(6.0)	(15.2)
Total derivative instrument gains (losses) recognized in realized investment gains (losses)	$(6.9)	$(2.3)	$(20.4)	$(38.8)

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Offsetting of Derivative Assets/Liabilities:	June 30, 2015
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$99.1	$—	$99.1	$(49.6)	$—	$49.5
Total derivative liabilities	$(54.3)	$—	$(54.3)	$49.6	$4.7	$—

Offsetting of Derivative Assets/Liabilities:	December 31, 2014
($ in millions)	Gross amounts recognized [1]	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral pledged [2]

Total derivative assets	$157.5	$—	$157.5	$(82.6)	$—	$74.9
Total derivative liabilities	$(85.6)	$—	$(85.6)	$82.6	$3.0	$—
———————

[1]	Amounts include all derivative instruments, irrespective of whether there is a legally enforceable master netting arrangement in place.

[2]
Cash collateral pledged with derivative counterparties is recorded within other assets on the balance sheets. The Company pledges cash collateral to offset certain individual derivative liability positions with certain counterparties. Cash collateral of $27.4 million and $13.0 million as of June 30, 2015 and December 31, 2014, respectively, that exceeds the net liability resulting from the aggregate derivative positions with a corresponding counterparty is excluded.

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

In certain derivative counterparty agreements, our financial strength ratings are below the specified threshold levels. However, the Company held no derivative instruments as of June 30, 2015 in a net aggregate liability position payable to any counterparty (i.e., such derivative instruments have fair values in a net asset position payable to the Company if such holdings were liquidated).

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

The following tables present the financial instruments carried at fair value on a recurring basis by ASC 820-10 valuation hierarchy (as described above). There were no financial instruments carried at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, respectively.

Fair Values of Financial Instruments by Level:	June 30, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.2	$86.1	$95.3
State and political subdivision	—	39.2	203.6	242.8
Foreign government	—	68.2	10.7	78.9
Corporate	—	1,635.3	1,463.3	3,098.6
CMBS	—	245.3	8.9	254.2
RMBS	—	194.6	135.4	330.0
CDO/CLO	—	—	139.4	139.4
Other ABS	—	16.8	70.7	87.5
Total available-for-sale debt securities	—	2,208.6	2,118.1	4,326.7
Available-for-sale equity securities	—	—	27.6	27.6
Short-term investments	20.0	—	—	20.0
Derivative assets	0.1	99.0	—	99.1
Fair value investments	—	8.9	29.4	38.3
Separate account assets	1,625.1	—	—	1,625.1
Total assets	$1,645.2	$2,316.5	$2,175.1	$6,136.8
Liabilities
Derivative liabilities	$—	$54.3	$—	$54.3
Embedded derivatives	—	—	175.4	175.4
Total liabilities	$—	$54.3	$175.4	$229.7
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2015.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Fair Value of Financial Instruments (continued)

Fair Values of Financial Instruments by Level:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale debt securities
U.S. government and agency [1]	$—	$9.1	$80.2	$89.3
State and political subdivision	—	35.9	193.3	229.2
Foreign government	—	57.7	16.1	73.8
Corporate	—	1,414.7	1,417.2	2,831.9
CMBS	—	191.0	64.6	255.6
RMBS	—	424.8	151.6	576.4
CDO/CLO	—	—	83.5	83.5
Other ABS	—	4.2	77.9	82.1
Total available-for-sale debt securities	—	2,137.4	2,084.4	4,221.8
Available-for-sale equity securities	—	—	28.7	28.7
Short-term investments	79.8	—	—	79.8
Derivative assets	—	157.5	—	157.5
Fair value investments	—	13.0	33.7	46.7
Separate account assets	1,757.5	—	—	1,757.5
Total assets	$1,837.3	$2,307.9	$2,146.8	$6,292.0
Liabilities
Derivative liabilities	$0.5	$85.1	$—	$85.6
Embedded derivatives	—	—	160.3	160.3
Total liabilities	$0.5	$85.1	$160.3	$245.9
———————

[1]	Level 3 includes securities whose underlying collateral is an obligation of a U.S. government entity.

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2014.

The following tables present corporates carried at fair value and on a recurring basis by sector.

Fair Values of Corporates by Level and Sector:	June 30, 2015
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$228.0	$356.2	$584.2
Energy	—	232.4	154.9	387.3
Financial services	—	656.3	328.5	984.8
Capital goods	—	161.3	122.3	283.6
Transportation	—	36.3	120.5	156.8
Utilities	—	139.9	251.3	391.2
Other	—	181.1	129.6	310.7
Total corporates	$—	$1,635.3	$1,463.3	$3,098.6

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Fair Value of Financial Instruments (continued)

Fair Values of Corporates by Level and Sector:	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total
Corporates
Consumer	$—	$219.9	$362.6	$582.5
Energy	—	181.6	163.1	344.7
Financial services	—	574.6	321.5	896.1
Capital goods	—	142.0	125.3	267.3
Transportation	—	30.5	114.9	145.4
Utilities	—	117.9	219.3	337.2
Other	—	148.2	110.5	258.7
Total corporates	$—	$1,414.7	$1,417.2	$2,831.9

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

Level 3 Financial Assets:	Three Months Ended June 30, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$81.1	$—	$(0.9)	$—	$—	$—	$5.9	$86.1
State and political subdivision	201.2	10.7	(1.0)	—	—	—	(7.3)	203.6
Foreign government	10.5	—	—	—	—	—	0.2	10.7
Corporate	1,452.5	85.9	(40.5)	38.3	(16.2)	0.1	(56.8)	1,463.3
CMBS	6.9	4.1	(0.1)	—	(2.0)	—	—	8.9
RMBS	158.3	0.2	(10.3)	—	(12.2)	—	(0.6)	135.4
CDO/CLO	96.5	43.9	(0.5)	—	—	—	(0.5)	139.4
Other ABS	71.2	4.5	(2.0)	—	(1.6)	—	(1.4)	70.7
Total available-for-sale debt securities	2,078.2	149.3	(55.3)	38.3	(32.0)	0.1	(60.5)	2,118.1
Available-for-sale equity securities	29.5	1.2	(2.5)	—	—	—	(0.6)	27.6
Fair value investments	33.9	—	(4.6)	—	—	0.1	—	29.4
Total assets	$2,141.6	$150.5	$(62.4)	$38.3	$(32.0)	$0.2	$(61.1)	$2,175.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Three Months Ended June 30, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$65.8	$—	$(2.8)	$—	$—	$—	$1.3	$64.3
State and political subdivision	137.8	4.6	(0.5)	—	—	—	2.7	144.6
Foreign government	3.4	—	—	—	—	—	0.1	3.5
Corporate	1,122.3	23.9	(20.2)	2.5	(2.7)	—	7.4	1,133.2
CMBS	6.4	—	(3.6)	—	—	—	0.1	2.9
RMBS	171.4	0.3	(5.8)	—	(4.5)	(0.1)	0.3	161.6
CDO/CLO	86.2	22.0	(11.9)	—	—	—	0.6	96.9
Other ABS	78.9	—	(4.7)	—	—	—	0.5	74.7
Total available-for-sale debt securities	1,672.2	50.8	(49.5)	2.5	(7.2)	(0.1)	13.0	1,681.7
Available-for-sale equity securities	—	—	—	—	—	—	11.9	11.9
Fair value investments	35.2	—	(0.8)	—	—	0.2	—	34.6
Total assets	$1,707.4	$50.8	$(50.3)	$2.5	$(7.2)	$0.1	$24.9	$1,728.2
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Assets:	Six Months Ended June 30, 2015
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$80.2	$7.9	$(1.4)	$—	$—	$—	$(0.6)	$86.1
State and political subdivision	193.3	17.0	(1.8)	—	(2.1)	—	(2.8)	203.6
Foreign government	16.1	—	—	0.3	(6.5)	—	0.8	10.7
Corporate	1,417.2	193.2	(56.5)	26.5	(103.2)	0.3	(14.2)	1,463.3
CMBS	64.6	4.1	(0.2)	—	(58.3)	—	(1.3)	8.9
RMBS	151.6	0.5	(15.3)	—	—	(0.1)	(1.3)	135.4
CDO/CLO	83.5	60.9	(5.8)	—	—	0.2	0.6	139.4
Other ABS	77.9	4.5	(2.9)	—	(7.1)	—	(1.7)	70.7
Total available-for-sale debt securities	2,084.4	288.1	(83.9)	26.8	(177.2)	0.4	(20.5)	2,118.1
Available-for-sale equity securities	28.7	1.2	(2.5)	—	—	—	0.2	27.6
Fair value investments	33.7	0.1	(5.1)	—	—	0.7	—	29.4
Total assets	$2,146.8	$289.4	$(91.5)	$26.8	$(177.2)	$1.1	$(20.3)	$2,175.1
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Fair Value of Financial Instruments (continued)

Level 3 Financial Assets:	Six Months Ended June 30, 2014
($ in millions)	Balance, beginning of period	Purchases	Sales	Transfers into Level 3	Transfers out of Level 3	Realized and unrealized gains (losses) included in income [1]	Unrealized gains (losses) included in OCI	Total
Assets
Available-for-sale debt securities
U.S. government and agency [2]	$58.8	$7.9	$(4.8)	$—	$—	$—	$2.4	$64.3
State and political subdivision	133.8	5.9	(0.9)	—	—	—	5.8	144.6
Foreign government	3.3	—	—	—	—	—	0.2	3.5
Corporate	1,091.9	104.6	(31.3)	2.4	(65.5)	—	31.1	1,133.2
CMBS	31.9	—	(3.9)	—	(25.5)	—	0.4	2.9
RMBS	176.1	0.6	(10.5)	—	(4.3)	0.2	(0.5)	161.6
CDO/CLO	70.9	34.9	(8.6)	—	—	0.5	(0.8)	96.9
Other ABS	82.3	—	(7.4)	—	—	0.1	(0.3)	74.7
Total available-for-sale debt securities	1,649.0	153.9	(67.4)	2.4	(95.3)	0.8	38.3	1,681.7
Available-for-sale equity securities	11.2	—	—	—	—	—	0.7	11.9
Fair value investments	35.6	—	(1.4)	—	—	0.4	—	34.6
Total assets	$1,695.8	$153.9	$(68.8)	$2.4	$(95.3)	$1.2	$39.0	$1,728.2
———————

[1]	Reflected in realized investment gains and losses for all assets except fair value investments which are included in net investment income.

[2]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Financial Liabilities:	Embedded Derivative Liabilities
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning of period	$175.1	$108.9	$160.3	$87.8
Net purchases / settlements	4.5	6.9	9.1	15.1
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Realized (gains) losses	(4.2)	2.3	6.0	15.2
Balance, end of period	$175.4	$118.1	$175.4	$118.1

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Level 3 Assets: [1]	June 30, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$86.1	Discounted cash flow	Yield	0.92% - 3.89% (2.86%)
State and political subdivision	$94.6	Discounted cash flow	Yield	2.25% - 4.75% (3.56%)
Corporate	$1,160.9	Discounted cash flow	Yield	0.92% - 7.31% (3.51%)
Other ABS	$9.3	Discounted cash flow	Yield	1.64% - 3.05% (1.86%)
Fair value investments	$1.0	Discounted cash flow	Default rate	0.16%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

Level 3 Assets: [1]	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

U.S. government and agency	$80.2	Discounted cash flow	Yield	1.02% - 3.64% (2.75%)
State and political subdivision	$65.9	Discounted cash flow	Yield	2.34% - 4.50% (3.33%)
Corporate	$1,053.3	Discounted cash flow	Yield	0.93% - 6.88% (3.35%)
Other ABS	$9.8	Discounted cash flow	Yield	1.83% - 3.01% (2.01%)
Fair value investments	$1.0	Discounted cash flow	Default rate	0.17%
			Recovery rate	44.00%
———————

[1]	Excludes Level 3 assets which are valued based upon non-binding independent third-party valuations or third-party price information for which unobservable inputs are not reasonably available to us.

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

The following tables present quantitative estimates about unobservable inputs used in the fair value measurement of internally priced liabilities.

Level 3 Liabilities:	June 30, 2015
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$172.3	Budget method	Swap curve	0.31% - 2.80%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.32%
Embedded derivatives (GMAB / GMWB / COMBO)	$3.1	Risk neutral stochastic valuation methodology	Volatility surface	8.16% - 61.32%
			Swap curve	0.25% - 3.02%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.32%

Level 3 Liabilities:	December 31, 2014
($ in millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range

Embedded derivatives (FIA)	$153.9	Budget method	Swap curve	0.24% - 2.55%
			Mortality rate	105% or 97% 2012 IAM basic table with scale G2
			Lapse rate	0.04% - 46.44%
			CSA	3.08%
Embedded derivatives (GMAB / GMWB / COMBO)	$6.4	Risk neutral stochastic valuation methodology	Volatility surface	9.89% - 67.34%
			Swap curve	0.21% - 2.76%
			Mortality rate	105% 2012 IAM basic table with scale G2
			Lapse rate	0.00% - 40.00%
			CSA	3.08%

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Fair Value of Financial Instruments (continued)

Level 3 Assets and Liabilities by Pricing Source:	June 30, 2015
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$86.1	$—	$86.1
State and political subdivision	94.6	109.0	203.6
Foreign government	—	10.7	10.7
Corporate	1,160.9	302.4	1,463.3
CMBS	—	8.9	8.9
RMBS	—	135.4	135.4
CDO/CLO	—	139.4	139.4
Other ABS	9.3	61.4	70.7
Total available-for-sale debt securities	1,350.9	767.2	2,118.1
Available-for-sale equity securities	—	27.6	27.6
Fair value investments	1.0	28.4	29.4
Total assets	$1,351.9	$823.2	$2,175.1
Liabilities
Embedded derivatives	$175.4	$—	$175.4
Total liabilities	$175.4	$—	$175.4
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

Level 3 Assets and Liabilities by Pricing Source:	December 31, 2014
($ in millions)	Internal [1]	External [2]	Total
Assets
Available-for-sale debt securities
U.S. government and agency [3]	$80.2	$—	$80.2
State and political subdivision	65.9	127.4	193.3
Foreign government	—	16.1	16.1
Corporate	1,053.3	363.9	1,417.2
CMBS	—	64.6	64.6
RMBS	—	151.6	151.6
CDO/CLO	—	83.5	83.5
Other ABS	9.8	68.1	77.9
Total available-for-sale debt securities	1,209.2	875.2	2,084.4
Available-for-sale equity securities	—	28.7	28.7
Fair value investments	1.0	32.7	33.7
Total assets	$1,210.2	$936.6	$2,146.8
Liabilities
Embedded derivatives	$160.3	$—	$160.3
Total liabilities	$160.3	$—	$160.3
———————

[1]	Represents valuations reflecting both internally-derived and market inputs, as well as third-party information or quotes.

[2]	Represents unadjusted prices from independent pricing services, third-party financial statements and independent indicative broker quotes where pricing inputs are not readily available.

[3]	Includes securities whose underlying collateral is an obligation of a U.S. government entity.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

9. Fair Value of Financial Instruments (continued)

Financial instruments not carried at fair value

The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

Carrying Amounts and Fair Values of Financial Instruments:	Fair Value Hierarchy Level	June 30, 2015		December 31, 2014
($ in millions)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	Level 3	$70.7	$70.2	$68.1	$67.6

Financial liabilities:
Investment contracts	Level 3	$3,554.6	$3,555.5	$3,306.9	$3,308.6
Surplus notes	Level 3	$30.0	$30.0	$30.0	$30.0

10.    Income Taxes

It is our general policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the change in the deferred income tax asset balances, income tax benefit and expense and related valuation allowance for the three and six months ended June 30, 2015 have been computed based on the first six months of 2015 as a discrete period.
The tax benefit of $89.8 million for the three months ended June 30, 2015 is comprised of a $90.6 million current tax benefit and a $0.8 million deferred tax expense. The tax benefit of $87.0 million for the six months ended June 30, 2015 is attributable to current tax benefits, primarily from the tax benefit on the ceding commission associated with the intercompany reinsurance transaction. See Note 11 to these consolidated interim unaudited financial statements. Of the current tax benefit, $0.8 million is a result of the conclusion of the 2011 and 2012 IRS audit. The remaining $86.2 million current tax benefit represents a benefit on our six month ended taxable loss.

We recorded a deferred tax asset, net of deferred tax liabilities and valuation allowances, of $24.4 million as of June 30, 2015. Consistent with prior periods, we have recorded a full valuation allowance against all categories of net deferred tax assets other than gross unrealized losses on available-for-sale debt securities, due to the significant negative evidence of historical cumulative U.S. GAAP losses and the uncertainty of consistent future U.S. GAAP earnings.

We have concluded that a valuation allowance on the deferred tax assets attributable to available-for-sale debt securities with gross unrealized losses was not required due to our ability and intent to hold these securities until recovery of fair value or contractual maturity, thereby avoiding realization of taxable capital losses. This conclusion is consistent with prior periods.

Consistent with the above, for the three and six months ended June 30, 2015, we recognized a net decrease in the valuation allowance of $83.0 million and $60.0 million, respectively. In accordance with the intraperiod tax allocation rules, the change in the valuation allowance has been allocated to various financial statement components of income or loss. The net deferred tax assets increased by $13.5 million for the three months ended June 30, 2015, which was attributable to available-for-sale debt securities with gross unrealized losses. The net deferred tax assets increased by $11.3 million for the six months ended June 30, 2015, which also was attributable to available-for-sale debt securities with gross unrealized losses.

The Company is included in Phoenix’s consolidated, combined, unitary or separate income tax returns in the U.S. federal, various state and foreign jurisdictions. In the second quarter of 2015, the IRS concluded their IRS audit of tax years 2011 and 2012, resulting in a benefit of $0.8 million. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

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

Service agreements

The Company has entered into an agreement with Phoenix Life to provide substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses. Expenses are allocated to the Company using specific identification or activity-based costing. The expenses allocated to us were $63.2 million and $18.4 million for the three months ended June 30, 2015 and 2014, respectively, and $87.1 million and $37.4 million for the six months ended June 30, 2015 and 2014, respectively.

The Company also provides payment processing services for policy-related transactions and commissions on behalf of Phoenix Life and Phoenix Life and Annuity. We do not charge any fees for these services.

Reinsurance agreements

The Company cedes risk associated with certain universal life contracts and the associated riders to Phoenix Life. The reinsurance transaction between the Company and Phoenix Life is structured as a coinsurance agreement.

Effective June 30, 2015, the Company entered into a modco reinsurance agreement with Phoenix Life. The reinsurance agreement was entered into to optimize the statutory capital deployment of the operating subsidiaries of Phoenix. This agreement provides that Phoenix Life will retrocede, and the Company will reinsure, 80% of the inforce GEO corporate-owned whole life insurance policies assumed by Phoenix Life from a third-party. Under modco, the assets, which are equal to the statutory reserves held for the reinsured policies, and liabilities associated with the assumed business are retained by Phoenix Life, and the Company will receive the economic risks and rewards related to the assumed business through modco adjustments. As of June 30, 2015, the assets and insurance liabilities associated with the assumed business were $827.2 million and $811.1 million, respectively. The Company, having the right of offset, has offset the modco asset and liability. Under the agreement, the Company will pay $162.1 million to Phoenix Life in the form of an initial ceding commission, which was payable at June 30, 2015.

At June 30, 2015, the Company deferred the cost of acquiring the reinsurance of $146.0 million, primarily representing the initial ceding commission. The loss will be amortized into income over the life of the underlying business in accordance with the Company’s accounting policy for reinsurance of long-duration life insurance products.

See Note 4 in Part II, Item 8 “Financial Statements and Supplementary Data,” of the 2014 Form 10-K for additional information on related party transactions.

Underwriting agreements

1851 Securities Inc. (“1851”), a wholly owned subsidiary of PM Holdings, Inc., is the principal underwriter of the Company’s variable life insurance policies and variable annuity contracts. Phoenix Life reimburses 1851 for commissions incurred on our behalf and we in turn reimburse Phoenix Life. Commissions incurred were $1.6 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.2 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

11. Related Party Transactions (continued)

Sales agreements

Saybrus, a majority-owned subsidiary of Phoenix, provides life insurance and annuity wholesaling services. Commissions paid to Saybrus were $3.9 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively, and $7.2 million and $5.6 million for the six months ended June 30, 2015 and 2014, respectively. Commission amounts payable to Saybrus were $0.3 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively.

Saybrus Equity Services, Inc. (“Saybrus Equity”), a wholly owned subsidiary of Saybrus provides wholesaling services to various third party distributors and affiliates of variable life insurance and variable annuities. Commissions paid by Saybrus Equity on our behalf were immaterial as of June 30, 2015 and 2014, respectively. Commission amounts payable to Saybrus Equity were immaterial as of June 30, 2015 and December 31, 2014, respectively.

Indebtedness due to affiliate

PHL Variable issued $30.0 million of surplus notes on December 30, 2013 which were purchased by Phoenix. The notes are due on December 30, 2043. Interest is paid annually at a rate of 10.5% and requires the prior approval of the Insurance Commissioner of the State of Connecticut. Payments may be made only out of surplus funds as defined under applicable law and regulations of the State of Connecticut. Upon approval by the Insurance Commissioner, the notes may be redeemed at any time, either in whole or in part, at a redemption price of 100% plus accrued interest to the date set for the redemption. Connecticut Law provides that the notes are not part of the legal liabilities of PHL Variable. The Company incurred interest expense of $0.8 million and $0.8 million related to these notes for the three months ended June 30, 2015 and 2014, respectively.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

12.    Accumulated Other Comprehensive Income (Loss)

Changes in each component of AOCI attributable to the Company for the periods ended June 30, 2015 and 2014 are as follows below (net of tax):

Accumulated Other Comprehensive Income (Loss): ($ in millions)	Net Unrealized Gains / (Losses) on Investments where Credit-related OTTI was Recognized [1]	Net Unrealized Gains / (Losses) on All Other Investments [1]	Total

Balance as of March 31, 2015	$2.1	$0.6	$2.7
Change in component during the period before reclassifications	(0.1)	(13.6)	(13.7)
Amounts reclassified from AOCI	—	(5.3)	(5.3)
Balance as of June 30, 2015	$2.0	$(18.3)	$(16.3)

Balance as of March 31, 2014	$3.5	$(17.6)	$(14.1)
Change in component during the period before reclassifications	0.2	29.8	30.0
Amounts reclassified from AOCI	(0.2)	(0.1)	(0.3)
Balance as of June 30, 2014	$3.5	$12.1	$15.6

Balance as of December 31, 2014	$4.4	$(0.4)	$4.0
Change in component during the period before reclassifications	(2.3)	(9.6)	(11.9)
Amounts reclassified from AOCI	(0.1)	(8.3)	(8.4)
Balance as of June 30, 2015	$2.0	$(18.3)	$(16.3)

Balance as of December 31, 2013	$3.0	$(15.7)	$(12.7)
Change in component during the period before reclassifications	1.3	28.2	29.5
Amounts reclassified from AOCI	(0.8)	(0.4)	(1.2)
Balance as of June 30, 2014	$3.5	$12.1	$15.6
———————

[1]
See Note 6 to these interim unaudited financial statements for additional information regarding offsets to net unrealized investment gains and losses which include policyholder dividend obligation, DAC and other actuarial offsets, and deferred income tax expense (benefit).

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

12. Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amounts Reclassified from AOCI				Affected Line Item in the Statements of Operations and Comprehensive Income
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized gains / (losses) on investments where credit-related OTTI was recognized:
Available-for-sale securities	$—	$0.2	$0.2	$1.2	Net realized capital gains (losses)
	—	0.2	0.2	1.2	Total before income taxes
	—	—	0.1	0.4	Income tax expense (benefit)
	$—	$0.2	$0.1	$0.8	Net income (loss)
Net unrealized gains / (losses) on all other investments:
Available-for-sale securities	$8.2	$0.2	$12.7	$0.6	Net realized capital gains (losses)
	8.2	0.2	12.7	0.6	Total before income taxes
	2.9	0.1	4.4	0.2	Income tax expense (benefit)
	$5.3	$0.1	$8.3	$0.4	Net income (loss)

Total amounts reclassified from AOCI	$5.3	$0.3	$8.4	$1.2	Net income (loss)

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

SEC Cease-and-Desist Order

Phoenix and the Company are subject to a Securities and Exchange Commission (the “SEC”) Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order which was approved by the SEC in March 2014 (the “March 2014 Order”) and was subsequently amended by an amended SEC administrative order approved by the SEC in August 2014 (the March 2014 Order, as amended, the “Amended Order”). The Amended Order and the March 2014 Order (collectively, the “Orders”), directed Phoenix and the Company to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder and Section 15(d) of the Exchange Act and Rules 15d-1 and 15d-13 thereunder. Phoenix and the Company remain subject to these obligations. Pursuant to the Orders, Phoenix and the Company were required to file certain periodic SEC reports in accordance with the timetables set forth in the Orders. All of such filings have been made. Phoenix and the Company paid civil monetary penalties to the SEC in the aggregate amount of $1.1 million pursuant to the terms of the Orders in 2014.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

13. Contingent Liabilities (continued)

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

Cost of Insurance Cases

On November 18, 2011, Martin Fleisher and another plaintiff (the “Fleisher Litigation”), on behalf of themselves and others similarly situated, filed suit against Phoenix Life in the United States District Court for the Southern District of New York (C.A. No. 1:11-cv-08405-CM-JCF (U.S. Dist. Ct; S.D.N.Y.)) challenging cost of insurance (“COI”) rate adjustments implemented by Phoenix Life in 2010 and 2011 in certain universal life insurance policies. The complaint seeks damages for breach of contract. The class certified by the court is limited to holders of Phoenix Life policies issued in New York subject to New York law and subject to Phoenix Life’s 2011 COI rate adjustment.

The Company has been named as a defendant in six actions challenging its COI rate adjustments in certain universal life insurance policies implemented concurrently with the Phoenix Life adjustments. Phoenix Life and the Company are referred to as the “Phoenix Life Companies.” Five cases have been brought against the Company, while one case has been brought against the Company and Phoenix Life. These six cases, only one of which is styled as a class action, have been brought by (1) Tiger Capital LLC (C.A. No. 1:12-cv- 02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 14, 2012; the “Tiger Capital Litigation”); (2-5) U.S. Bank National Association, as securities intermediary for Lima Acquisition LP ((2: C.A. No. 1:12-cv-06811-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on November 16, 2011; 3: C.A. No. 1:13-cv-01580-CM-JCF; U.S. Dist. Ct; S.D.N.Y., complaint filed on March 8, 2013; collectively, the “U.S. Bank N.Y. Litigations”); (4: C.A. No. 3:14-cv-00555-WWE; U.S. Dist. Ct; D. Conn., complaint originally filed on March 6, 2013, in the District of Delaware and transferred by order dated April 22, 2014, to the District of Connecticut; and 5: C.A. No. 3:14-cv-01398-WWE, U.S. Dist. Ct; D. Conn., complaint filed on September 23, 2014, and amended on October 16, 2014, to add Phoenix Life as a defendant, and consolidated with No. 3:14-cv-00555-WWE (collectively the “U.S. Bank Conn. Litigations”)); and (6) SPRR LLC (C.A. No. 1:14-cv-8714-CM; U.S. Dist. Ct.; S.D.N.Y., complaint filed on October 31, 2014; the “SPRR Litigation”). SPRR LLC filed suit against the Company, on behalf of itself and others similarly situated, challenging COI rate adjustments implemented by the Company in 2011.

The Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations were assigned to the same judge as the Fleisher Litigation. Plaintiff in the Tiger Capital Litigation seeks damages for breach of contract. Plaintiff in the U.S. Bank N.Y. Litigations and the U.S. Bank Conn. Litigations seeks damages and attorneys’ fees for breach of contract and other common law and statutory claims. The plaintiff in the SPRR Litigation, which has been reassigned to the same judge as the Fleisher Litigation, Tiger Capital Litigation and the two U.S. Bank N.Y. Litigations, seeks damages for breach of contract for a nationwide class of policyholders.

The Phoenix Life Companies reached a definitive agreement to settle a COI case, the Tiger Capital Litigation (Tiger Capital LLC (C.A. No. 1:12-cv-02939-CM-JCF; U.S. Dist. Ct; S.D.N.Y.)) on a basis that will not have a material impact on the Company’s financial statements. On June 3, 2015, the parties to the Tiger Capital Litigation advised the court of the settlement, which includes Tiger Capital, LLC’s participation in the class Settlement described below.

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements (continued)

13. Contingent Liabilities (continued)

The Phoenix Life Companies reached an agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015. On June 3, 2015, the court granted preliminary approval of the Settlement, ordered notice be given to class members, and set a hearing on September 9, 2015 to address, among other things, final approval of the Settlement. The proposed Settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the Settlement. The Phoenix Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Phoenix Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is subject to certain conditions and final court approval is intended to resolve all pending COI cases, other than for policyholders who opt-out of the Settlement. Under the Settlement, policyholders who are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, may opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015. Opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to four COI cases. The Phoenix Life Companies are currently unable to estimate the damages that policyholders who opt out of the Settlement may or may not collect in litigation against the Phoenix Life Companies. There can be no assurance that the ultimate cost to the Company will not be higher or lower than $36.4 million.

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

Regulatory matters

State regulatory bodies, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Internal Revenue Service (“IRS”) and other regulatory bodies regularly make inquiries of us and, from time to time, conduct examinations or investigations concerning our compliance with laws and regulations related to, among other things, our insurance and broker-dealer subsidiaries, securities offerings and registered products. We endeavor to respond to such inquiries in an appropriate way and to take corrective action if warranted. Further, Phoenix is providing to the SEC certain information and documentation regarding the restatements of its prior period financial statements and the staff of the SEC has indicated to Phoenix that the matter remains subject to further investigation and potential further regulatory action. We cannot predict the outcome of any of such investigations or actions related to these or other matters.

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

PHL VARIABLE INSURANCE COMPANY Notes to Interim Unaudited Financial Statements Three and Six Months Ended June 30, 2015 and 2014

14.    Other Commitments

As part of its normal investment activities, the Company enters into agreements to fund limited partnerships and other investments that make debt and equity investments. As of June 30, 2015, the Company had unfunded commitments of $1.6 million under such agreements. See Note 6 to these consolidated interim unaudited financial statements for additional information on limited partnerships and other investments.

In addition, the Company enters into agreements to purchase private placement investments. At June 30, 2015, the Company had open commitments of $72.7 million under such agreements which are expected to be funded by July 15, 2016.

15.    Subsequent Events

De-stacking of Phoenix’s Life Companies

On July 28, 2015, Phoenix completed the de-stacking of its life subsidiaries through an extraordinary dividend of PHL Variable, American Phoenix Life and Reassurance and Phoenix Life and Annuity Company from Phoenix Life to Phoenix, effective July 1, 2015 and based on the June 30, 2015 statutory carrying value of Phoenix’s three subsidiaries.

Rating Agency Actions

On July 9, 2015, Standard & Poor's Ratings Services placed its ‘B-’long-term counterparty credit rating on Phoenix and its ‘B+’ long-term counterparty credit and financial strength ratings on the Company on CreditWatch with negative implications. They also placed its ‘B+’ long-term counterparty credit and financial strength ratings on Phoenix Life on CreditWatch with developing implications. We expect them to resolve all ratings by the end of the third quarter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for these forward-looking statements to be covered by the safe harbor provisions of the federal securities laws relating to forward-looking statements. These forward-looking statements include statements relating to trends in, or representing management’s beliefs about our future transactions, strategies, operations and financial results and often contain words such as “will,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “is targeting,” “may,” “should” and other similar words or expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. They are not guarantees of future performance. Our actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others: (A) risks related to the restatements of our and Phoenix’s prior period financial statements, failure to file timely periodic reports with the SEC and our internal control over financial reporting, which include (i) the presence of material weaknesses in our internal control over financial reporting, the potential failure to remediate material weaknesses in our internal control over financial reporting and that other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting; (ii) the extraordinary processes undertaken to effect the restatements of our prior period financial statements, including the Company and Phoenix restatements, may not have been adequate to identify and correct all errors in our prior period financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement; (iii) the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the restatements of our prior period financial statements by the Company and Phoenix and the failure by the Company and Phoenix to have filed certain previously delayed SEC reports on a timely basis; (iv) further downgrades or withdrawals of our financial strength credit ratings, which could increase policy surrenders and withdrawals, adversely affect our relationships with distributors, reduce new sales, limit our ability to trade in derivatives and increase our costs of, or reduce our access to, future borrowings; (v) our inability to hedge our positions due to our inability to replace hedges as a result of our credit rating; (vi) the incurrence of significant expenses, audit fees and consulting fees related to the restatements of our prior period financial statements; (vii) diversion of management and other human resources from the operation of our business; (viii) risks associated with the restatements of our prior period financial statements by the Company and Phoenix and the Company’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Company Act”), as well as risks associated with Phoenix Life’s ability to amend and update its existing registration statements filed under the Securities Act and the Investment Company Act; (ix) risks associated with ongoing compliance obligations of Phoenix and the Company under the SEC’s Cease-and-Desist Order, dated March 21, 2014, as amended by the Amended Cease-and-Desist Order, dated August 1, 2014; (x) risk that the filing of single, multi-period comprehensive Annual Reports on Form 10-K to effect a restatement of our prior period financial statements by the Company and Phoenix did not satisfy our filing obligations and that we may be required to file additional reports to effect such restatements; and (x) risks associated with our and Phoenix Life’s failure to file certain reports with state regulatory authorities; (B) risks related to our business, which include (i) unfavorable general economic developments including, but not limited to, specific related factors such as the performance of the debt and equity markets; (ii) the potential adverse effect of interest rate fluctuations on our business and results of operations; (iii) the potential adverse effect of legal actions and proceedings inherent in our business on our results of operations, financial position, business or reputation; (iv) the impact on our results of operations and financial condition of any required increase in our reserves for future policyholder benefits and claims if such reserves prove to be inadequate; (v) the possibility that mortality rates, persistency rates, funding levels or other factors may differ significantly from our assumptions used in pricing products; (vi) the effect of guaranteed benefits within our products; (vii) potential exposure to unidentified or unanticipated risk that could adversely affect our businesses or result in losses; (viii) the consequences related to variations in the amount of our statutory capital could adversely affect our business; (ix) the possibility that we may not be successful in our efforts to implement a business plan focused on new market segments; (x) changes in our investment valuations based on changes in our valuation methodologies, estimations and assumptions; (xi) the availability, pricing and terms of reinsurance coverage generally and the inability or unwillingness of our reinsurers to meet their obligations to us specifically; (xii) our ability to attract and retain key personnel in a competitive environment and while delayed in our SEC reporting obligations; (xiii) our dependence on third parties to maintain critical business and administrative functions; (xiv) the strong competition we face in our business from banks, insurance companies and other financial services firms; (xv) the possibility that we may not have sufficient capital resources available to fund our operations and capital needs; (xvi) changes in tax law and policy may affect us directly or indirectly through the cost of, the demand for or profitability of our products or services; (xvii) the possibility that federal and state regulation may increase our cost of doing business, impose additional reserve or capital requirements, levy financial assessments or constrain our operating and financial flexibility; (xviii) regulatory actions or examinations may harm our business; and (xix) changes in accounting standards; and (C) other risks and uncertainties described herein or in any of our filings with the SEC. Certain other factors which may impact our business, financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are discussed or included in our periodic reports filed with the SEC and are available on our website at www.phoenixwm.com under “Investor Relations.” You are urged to carefully consider all such factors. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Form 10-Q, even if such results changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in or accompanying this Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS

This section reviews our financial condition as of June 30, 2015 as compared with December 31, 2014; our results of operations for the three and six months ended June 30, 2015 and 2014; and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the interim unaudited financial statements and notes contained in this filing as well as in conjunction with our audited financial statements for the year ended December 31, 2014 in the 2014 Form 10-K. We define increases or decreases greater than or equal to 200% as “NM” or not meaningful.

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

For the first six months of 2015, 98% of PHL Variable product sales, as defined by total annuity deposits and total life premium, were annuities, and 95% of those sales were fixed indexed annuities.

Saybrus Partners, Inc. (“Saybrus”), an affiliate, provides dedicated life insurance and other consulting services to financial advisors in partner companies, as well as support for sales of Phoenix’s product line through independent distribution organizations.

During the second quarter of 2015, the Company executed an intercompany reinsurance treaty with Phoenix Life. As a result of discussions with its regulators related to the treaty, Phoenix announced its intention to de-stack its insurance company subsidiaries by July 31, 2015.

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

Recent Trends in Earnings Drivers

•
Net realized gains or losses. Net realized gains, excluding OTTI, have been driven primarily by realized gains or losses on both the embedded policy derivatives associated with the fixed indexed annuity and variable annuity guarantees, and the derivative investments that are used to hedge these businesses. The changes in the fair value of the policy embedded derivatives and the derivative investments are driven by changes in the capital markets, including interest rates, market volatility, and overall market levels, as well as changes in actual and projected policyholder behavior. Continued decreases in interest rates and other market factors, as well as the continued growth in the fixed indexed annuity business, have resulted in losses on the policy embedded derivatives in 2014 and the first three months of 2015, however with interest rates increasing during the three months ended June 30, 2015 there were gains on the embedded derivatives.

•
Policy benefits. The most significant drivers of policy benefits expense are claims incurred in the period net of reinsurance, changes in the liability for profits followed by losses on the universal life business, and changes in liabilities associated with guaranteed benefits. Recent trends in these drivers are as follows:

◦
On an annual basis, mortality has overall remained relatively stable for the last couple of years. Mortality was worse than expected, and worse than recent historical periods, for both the three and six months ended June 30, 2015 and, as a result, there are losses from mortality that are higher than in recent periods. Our long-term assumptions for improved mortality are supported by improved mortality observed over longer periods.

◦
The liability for profits followed by losses (“PFBL”), excluding the impact of unlocking, continues to increase during the periods in which we expect to have gross profits on the business. This long-term liability is sensitive to projected future interest rates, most notably the expected yield on invested assets, as well as differences between actual and expected mortality and policyholder behavior. While the liability has continued to increase each period, the liability did not increase significantly for the three months ended June 30, 2015, due primarily to increases in interest rates for the quarter. The liability has increased for the six months ended June 30, 2015 however not by as much as recent historical periods given the increase in interest rates.

◦
Changes in the liabilities associated with guaranteed benefits are impacted by differences between actual and expected mortality and policyholder behavior, as well as market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. The most significant driver of changes in liabilities associated with guaranteed benefits are in the fixed indexed annuity business as this business continues to grow. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in the accrual. The liability accrual was more significant in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 when there was a more significant benefit from the realized losses on investments.

•
Other operating expenses. Other operating expenses have remained at elevated levels and have significantly impacted our earnings. These expenses are driven primarily by higher professional fees, including audit, outside consulting and legal services due to the preparation of financial statements and remediation efforts. Audit, other professional fees and outside consulting and legal services continue to be a significant driver of other operating expenses for the Company. In addition, in connection with the Settlement Agreement reached to resolve the Cost of Insurance Cases, the Company recorded an accrual in the amount of $36.4 million in the six months ended June 30, 2015.

•
Deferred policy acquisition cost amortization. Policy acquisition cost amortization can fluctuate significantly between periods. The most significant drivers of the changes in policy acquisition cost amortization are differences between actual and expected mortality and policyholder behavior, market changes and investment results, and changes in long-term assumptions made as part of an assumption review and unlock. In periods where there are significant realized gains or losses on the investments that are used to hedge this business, there are generally increases or decreases, respectively, in amortization. In addition, the relative presence or absence of profits in portions of the universal life block of business has driven fluctuations in amortization between the quarterly periods.

•
Income taxes. The effective tax rate for the six months ended June 30, 2015 and 2014 was 115.8% and (37.1%), respectively. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the six months ended June 30, 2015 was a decrease in the valuation allowance on the pre-tax loss. The principal cause of the difference between the effective tax rate and the U.S. tax statutory rate of 35.0% for the six months ended June 30, 2014 was an increase in the valuation allowance on the pre-tax loss.

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

Phoenix plans to de-stack its insurance company subsidiaries in the third quarter of 2015. As a result, the Company will be a direct subsidiary of The Phoenix Companies, Inc. Phoenix believes it has adequate capital resources to meet the Company’s currently anticipated capital needs.

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

In the first quarter of 2015, the Company unlocked its assumption for expected future interest rates. This best estimate assumption reflects current yields and expected maturities of our fixed income portfolio combined with expected reinvestment rates. The interest rates begin with prevailing rates but are assumed to revert back to the long-term yield over the mean reversion period. The unlock impacted DAC, certain additional policyholder liabilities for guaranteed benefits on variable annuity and universal life contracts and the universal life PFBL. The result was a net benefit of approximately $0.3 million recorded in the three months ended March 31, 2015.

See Note 2 to our interim unaudited financial statements in this Form 10-Q for additional information related to the unlock.

Results of Operations

Summary Financial Data: ($ in millions)	Three Months Ended June 30,		Increase (decrease) and percentage change
	2015	2014	2015 vs. 2014
REVENUES:
Premiums	$5.5	$4.7	$0.8	17%
Insurance and investment product fees	89.4	88.3	1.1	1%
Net investment income	48.3	42.0	6.3	15%
Net realized gains (losses):
Total OTTI losses	(0.1)	—	(0.1)	—%
Portion of OTTI losses recognized in other comprehensive income (“OCI”)	—	—	—	—%
Net OTTI losses recognized in earnings	(0.1)	—	(0.1)	—%
Net realized gains (losses), excluding OTTI losses	1.4	(1.9)	3.3	174%
Net realized gains (losses)	1.3	(1.9)	3.2	168%
Total revenues	144.5	133.1	11.4	9%

BENEFITS AND EXPENSES:
Policy benefits	114.7	84.9	29.8	35%
Policy acquisition cost amortization	20.8	20.2	0.6	3%
Other operating expenses	34.7	26.4	8.3	31%
Total benefits and expenses	170.2	131.5	38.7	29%
Income (loss) before income taxes	(25.7)	1.6	(27.3)	NM
Income tax expense (benefit)	(89.8)	5.6	(95.4)	NM
Net income (loss)	$64.1	$(4.0)	$68.1	NM

Analysis of Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The increase in net income of $68.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to the following items:

•
Income tax benefit increased by $95.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The primary driver of the increase was the current tax benefit on the ceding commission associated with the new intercompany reinsurance agreement with Phoenix Life.

Partially offsetting the increase in net income are the following:

•	Policy benefits expense increased $29.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net death claims increased $41.5 million for the three months ended June 30, 2015. While mortality was unfavorable for three months ended June 30, 2015, our long-term assumptions are supported by mortality improvements observed over longer periods.

◦
A decrease in the change in profits followed by losses reserve of $19.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, the reserve decreased by $1.8 million primarily driven by increasing interest rates during this period. During the three months ended June 30, 2014, the reserve increased by $18.1 million primarily driven by decreasing interest rates and better than expected mortality during that period.

•
Other operating expenses increased $8.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in other operating expenses is driven primarily by an increase in the amount of professional services fees, outside consulting and legal expenses that are being allocated to the Company in accordance with expense sharing agreements.

Summary Financial Data: ($ in millions)	Six Months Ended June 30,		Increase (decrease) and percentage change
	2015	2014	2014 vs. 2013
REVENUES:
Premiums	$8.5	$7.5	$1.0	13%
Insurance and investment product fees	179.3	177.3	2.0	1%
Net investment income	95.4	82.0	13.4	16%
Net realized gains (losses):
Total OTTI losses	(0.2)	—	(0.2)	—%
Portion of OTTI losses recognized in OCI	(0.1)	—	(0.1)	—%
Net OTTI losses recognized in earnings	(0.3)	—	(0.3)	—%
Net realized gains (losses), excluding OTTI losses	(7.2)	(37.0)	29.8	81%
Net realized gains (losses)	(7.5)	(37.0)	29.5	80%
Total revenues	275.7	229.8	45.9	20%

BENEFITS AND EXPENSES:
Policy benefits	214.4	157.0	57.4	37%
Policy acquisition cost amortization	36.3	36.9	(0.6)	(2%)
Other operating expenses	100.1	49.9	50.2	101%
Total benefits and expenses	350.8	243.8	107.0	44%
Income (loss) before income taxes	(75.1)	(14.0)	(61.1)	NM
Income tax expense (benefit)	(87.0)	5.2	(92.2)	NM
Net income (loss)	$11.9	$(19.2)	$31.1	162%

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The increase in net income of $31.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to the following items:

•
Realized losses decreased by $29.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2014, the expiration of swaption contracts resulted in more significant losses in that period. Excluding swaptions, the derivative losses are relatively consistent with gains on the embedded derivatives associated with the fixed indexed annuity and variable annuity guarantees due to increasing interest rates during the six months ended June 30, 2015.

•
Net investment income increased $13.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in net investment income is driven primarily by continued sales of the fixed indexed annuity business resulting in higher invested asset levels while the yield has remained relatively stable.

•
Income tax benefit increased by $92.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The primary driver of the increase was the current tax benefit on the ceding commission associated with the new intercompany reinsurance agreement with Phoenix Life.

Partially offsetting the increase in net income are the following items:

•	Policy benefits expense increased $57.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily driven by the following:

◦
An increase in net death claims resulting from unfavorable mortality for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Net death claims increased $74.6 million for the six months ended June 30, 2015. While mortality was unfavorable for six months ended June 30, 2015, our long-term assumptions are supported by mortality improvements observed over longer periods.

◦
An increase of $11.6 million in the guaranteed liability for the fixed indexed annuity GMWB and GMDB for the six months ended June 30, 2015 driven by the absence of the benefit that was experienced in the six months ended June 30, 2014 as a result of the realized losses on the swaptions that are used to hedge this business. Realized losses on the derivative investments generally positively impact the guaranteed benefit liabilities.

◦
A decrease in the the change in profits followed by losses reserve of $28.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, the reserve increased by $5.7 million primarily driven by increasing interest rates and worse than expected mortality in the universal life business during this period. During the six months ended June 30, 2014, the reserve increased by $34.5 million primarily driven by decreasing interest rates and better than expected mortality during that period.

•
Other operating expenses increased $50.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in other operating expenses is driven primarily by an accrual of $36.4 million recorded in the six months ended June 30, 2015 in connection with the Settlement agreement reached to resolve the Cost of Insurance Cases. In addition, there was an increase in the amount of professional services fees, outside consulting and legal expenses that are being allocated to the Company.

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

Our available-for-sale debt securities portfolio consists primarily of investment grade publicly traded and privately placed corporate bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and other asset-backed securities (“ABS”). As of June 30, 2015, our available-for-sale equity securities include $27.3 million of perpetual preferred securities, of which $8.1 million was below-investment-grade. As of June 30, 2015, our available-for-sale debt securities, with a fair value of $4,326.7 million, represented 94.1% of total investments.

Available-for-Sale Debt Securities Ratings by Percentage:		June 30, 2015
($ in millions) NAIC Rating	S&P Equivalent Designation	Fair Value	% of Fair Value	Amortized Cost	% of Amortized Cost

1	AAA/AA/A	$2,424.1	56.0%	$2,356.6	55.5%
2	BBB	1,668.9	38.6%	1,655.9	39.0%
	Total investment grade	4,093.0	94.6%	4,012.5	94.5%
3	BB	153.7	3.6%	154.4	3.6%
4	B	70.5	1.6%	71.5	1.7%
5	CCC and lower	8.4	0.2%	8.3	0.2%
6	In or near default	1.1	—%	0.9	—%
	Total available-for-sale debt securities	$4,326.7	100.0%	$4,247.6	100.0%

Available-for-Sale Debt Securities by Type:	June 30, 2015
($ in millions)			Unrealized Gains (Losses)
	Fair Value	Amortized Cost	Gross Gains	Gross Losses	Net

U.S. government and agency	$95.3	$89.1	$6.2	$—	$6.2
State and political subdivision	242.8	234.6	11.1	(2.9)	8.2
Foreign government	78.9	74.8	4.6	(0.5)	4.1
Corporate	3,098.6	3,062.4	93.7	(57.5)	36.2
CMBS	254.2	237.1	17.4	(0.3)	17.1
RMBS	330.0	321.5	12.3	(3.8)	8.5
Collateralized debt obligations (“CDO”) / collateralized loan obligations (“CLO”)	139.4	139.7	0.7	(1.0)	(0.3)
Other ABS	87.5	88.4	3.2	(4.1)	(0.9)
Total available-for-sale debt securities	$4,326.7	$4,247.6	$149.2	$(70.1)	$79.1

We manage credit risk through industry and issuer diversification. Maximum exposure to an issuer is defined by quality ratings, with higher quality issuers having larger exposure limits. Our investment approach emphasizes a high level of industry diversification. The top five industry holdings as of June 30, 2015 in our available-for-sale debt and short-term investment portfolio were electric utilities (8.0%), oil/oil services and equipment (7.2%), banking (7.0%), diversified financial services (5.3%) and real estate investment trusts (4.2%).

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

Most of our RMBS portfolio is highly rated. At June 30, 2015, 97.0% of the total residential portfolio was rated investment grade. We hold $37.8 million of RMBS investments backed by prime rated mortgages, $60.7 million backed by Alt-A mortgages and $41.9 million backed by sub-prime mortgages, which combined amount to 2.9% of our total investments. The majority of our prime, Alt-A, and sub-prime exposure is investment grade, with 85% rated NAIC-1 and 7% rated NAIC-2. We have employed a disciplined approach in the analysis and monitoring of our mortgage-backed securities. Our approach involves a monthly review of each security. Underlying mortgage data is obtained from the security’s trustee and analyzed for performance trends. A security-specific stress analysis is performed using the most recent trustee information. This analysis forms the basis for our determination of whether the security will pay in accordance with the contractual cash flows. RMBS impairments as of June 30, 2015 totaled $0.1 million from prime rated mortgages.

Residential Mortgage-Backed Securities:
($ in millions)	June 30, 2015
				NAIC Rating
				1	2	3	4	5	6
	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	AAA/ AA/ A	BBB	BB	B	CCC and Below	In or Near Default
Collateral
Agency	$201.3	$203.5	4.1%	100.0%	—%	—%	—%	—%	—%
Prime	36.0	37.8	0.8%	79.5%	8.9%	8.7%	2.9%	—%	—%
Alt-A	58.7	60.7	1.2%	82.6%	10.8%	6.6%	—%	—%	—%
Sub-prime	39.4	41.9	0.9%	95.1%	—%	4.8%	—%	—%	0.1%
Total	$335.4	$343.9	7.0%	94.1%	2.9%	2.7%	0.3%	—%	—%
———————

[1]
Individual categories may not agree with the Available-for-Sale Debt Securities by Type table on previous page due to nature of underlying collateral. In addition, RMBS holdings in this exhibit include $13.9 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

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

Commercial Mortgage-Backed Securities:
($ in millions)		June 30, 2015
					Year of Issue
Rating	S&P Equivalent Designation	Amortized Cost [1]	Fair Value [1]	% Invested Assets [2]	Post- 2007	2007	2006	2005	2004 and Prior

NAIC-1	AAA/AA/A	$238.0	$255.1	5.2%	73.5%	4.6%	11.8%	8.3%	1.8%
NAIC-2	BBB	1.9	1.9	—%	—%	—%	83.0%	17.0%	—%
NAIC-3	BB	—	—	—%	—%	—%	—%	—%	—%
NAIC-4	B	—	—	—%	—%	—%	—%	—%	—%
NAIC-5	CCC and below	—	—	—%	—%	—%	—%	—%	—%
NAIC-6	In or near default	—	—	—%	—%	—%	—%	—%	—%
Total		$239.9	$257.0	5.2%	73.0%	4.5%	12.3%	8.4%	1.8%
———————

[1]
Includes commercial mortgage-backed CDOs with amortized cost and fair values of $0.3 million and $0.3 million, respectively. CMBS holdings in this exhibit include $2.5 million classified as fair value investments on the balance sheets. For these fair value investments, there is no impact to OCI as carrying value is equal to fair value.

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

Sources and Types of Net Realized Gains (Losses):	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Total other-than-temporary debt impairments	$(0.1)	$—	$(0.2)	$—
Portion of losses recognized in OCI	—	—	(0.1)	—
Net debt impairments recognized in earnings	$(0.1)	$—	$(0.3)	$—
Debt security impairments:
U.S. government and agency	$—	$—	$—	$—
State and political subdivision	—	—	—	—
Foreign government	—	—	—	—
Corporate	(0.2)	—	(0.2)	—
CMBS	—	—	—	—
RMBS	0.1	—	(0.1)	—
CDO/CLO	—	—	—	—
Other ABS	—	—	—	—
Net debt security impairments	(0.1)	—	(0.3)	—
Equity security impairments	—	—	—	—
Limited partnerships and other investment impairments	—	—	—	—
Impairment losses	(0.1)	—	(0.3)	—
Debt security transaction gains	8.8	0.8	13.8	3.0
Debt security transaction losses	(0.5)	(0.4)	(0.6)	(1.2)
Equity security transaction gains	—	—	—	—
Equity security transaction losses	—	—	—	—
Limited partnerships and other investment transaction gains	—	—	—	—
Limited partnerships and other investment transaction losses	—	—	—	—
Net transaction gains (losses)	8.3	0.4	13.2	1.8
Derivative instruments	(11.1)	—	(14.4)	(23.6)
Embedded derivatives [1]	4.2	(2.3)	(6.0)	(15.2)
Net realized gains (losses), excluding impairment losses	1.4	(1.9)	(7.2)	(37.0)
Net realized gains (losses), including impairment losses	$1.3	$(1.9)	$(7.5)	$(37.0)
———————

[1]
Includes the change in fair value of embedded derivatives associated with fixed index annuity indexed crediting feature and variable annuity riders. See Note 7 to our interim unaudited financial statements in this Form 10-Q for additional disclosures.

Other-than-Temporary Impairments

Management assessed all securities in an unrealized loss position in determining whether impairments were temporary or other-than-temporary. In reaching its conclusions, management exercised significant judgment and used a number of issuer-specific quantitative indicators and qualitative judgments to assess the probability of receiving a given security’s contractual cash flows. This included the issue’s implied yield to maturity, cumulative default rate based on rating, comparisons of issue-specific spreads to industry or sector spreads, specific trading activity in the issue, and other market data such as recent debt tenders and upcoming refinancing requirements. Management also reviewed fundamentals such as issuer credit and liquidity metrics, business outlook and industry conditions. Management maintains a watch list of securities that is reviewed for impairments. Each security on the watch list was evaluated, analyzed and discussed, with the positive and negative factors weighed, in the ultimate determination of whether or not the security was other-than-temporarily impaired. For securities for which no OTTI was ultimately indicated at June 30, 2015, management does not have the intention to sell, nor does it expect to be required to sell, these securities prior to their recovery. OTTIs recorded in earnings in the first six months of 2015 were immaterial.

The following table presents a roll-forward of pre-tax credit losses recognized in earnings related to available-for-sale debt securities for which a portion of the OTTI was recognized in OCI.

Credit Losses Recognized in Earnings on Available-for-Sale Debt Securities for which a Portion of the OTTI Loss was Recognized in OCI:	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Balance, beginning of period	$(16.6)	$(17.8)	$(17.1)	$(18.5)
Add: Credit losses on securities not previously impaired [1]	—	—	—	—
Add: Credit losses on securities previously impaired [1]	—	—	—	—
Less: Credit losses on securities impaired due to intent to sell	—	—	—	—
Less: Credit losses on securities sold	—	0.4	0.5	1.1
Less: Increases in cash flows expected on previously impaired securities	—	—	—	—
Balance, end of period	$(16.6)	$(17.4)	$(16.6)	$(17.4)
———————

[1]
Additional credit losses on securities for which a portion of the OTTI loss was recognized in AOCI are included within net OTTI losses recognized in earnings on the statements of operations and comprehensive income.

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

Available-for-Sale Debt Securities Non-Credit OTTI Losses in AOCI, by Security Type: [1] ($ in millions)	June 30, 2015	December 31, 2014

U.S. government and agency	$—	$—
State and political subdivision	(0.2)	(0.2)
Foreign government	—	—
Corporate	(1.5)	(1.5)
CMBS	—	—
RMBS	(8.5)	(8.6)
CDO/CLO	(2.2)	(2.7)
Other ABS	—	—
Total available-for-sale debt securities non-credit OTTI losses in AOCI	$(12.4)	$(13.0)
———————

[1]	Represents the amount of non-credit OTTI losses recognized in AOCI excluding net unrealized gains or losses subsequent to the date of impairment.

Duration of Gross Unrealized Losses on Securities:	June 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities
Total fair value	$1,524.9	$1,123.1	$119.1	$282.7
Total amortized cost	1,595.0	1,157.7	126.5	310.8
Unrealized losses	$(70.1)	$(34.6)	$(7.4)	$(28.1)
Number of securities	401	274	39	88
Investment grade:
Unrealized losses	$(63.4)	$(33.7)	$(5.1)	$(24.6)
Below investment grade:
Unrealized losses	$(6.7)	$(0.9)	$(2.3)	$(3.5)

Available-for-sale equity securities
Unrealized losses	$(0.2)	$—	$—	$(0.2)
Number of securities	4	—	—	4

For available-for-sale debt securities with gross unrealized losses, 90.4% of the unrealized losses after offsets pertain to investment grade securities and 9.6% of the unrealized losses after offsets pertain to below-investment-grade securities at June 30, 2015.

The following table represents those securities whose fair value is less than 80% of amortized cost (significant unrealized loss) that have been at a significant unrealized loss position on a continuous basis.

Duration of Gross Unrealized Losses on Securities:	June 30, 2015
($ in millions)	Total	0 – 6 Months	6 – 12 Months	Over 12 Months
Available-for-sale debt securities
Unrealized losses over 20% of cost	$(13.8)	$(1.7)	$(0.7)	$(11.4)
Number of securities	9	3	1	5
Investment grade:
Unrealized losses over 20% of cost	$(12.5)	$(1.1)	$(0.7)	$(10.7)
Below investment grade:
Unrealized losses over 20% of cost	$(1.3)	$(0.6)	$—	$(0.7)

Available-for-sale equity securities
Unrealized losses over 20% of cost	$—	$—	$—	$—
Number of securities	—	—	—	—

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

The table below shows the interest rate sensitivity of our deferred policy acquisition costs and policy liabilities.

Interest Rate Sensitivity of DAC and Policy Liabilities:	June 30, 2015
($ in millions)	-100 Basis Point Change	DAC [1]	+100 Basis Point Change	-100 Basis Point Change	Policy Liabilities [1]	+100 Basis Point Change

Universal life PFBL	$—	$—	$—	$369.9	$358.0	$345.9
Other universal life	137.9	138.7	139.5	151.4	151.5	151.7
Other life and annuity products [2]	—	—	—	57.3	55.6	55.6
———————

[1]	The values below represent changes to balances before adjustment for unrealized gains/losses.

[2]	Includes term life and payout annuity products subject to loss recognition.

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

Low Interest Rate Environment

As a result of the continuing low interest rate environment, the Company’s current reinvestment yields are generally lower than the current investment portfolio yield, primarily for our investments in fixed income securities. We expect our portfolio income yields to continue to gradually decline in future periods if interest rates remain low. Approximately 80% of the Company’s $5.7 billion total policy liabilities and deposit funds have account values that contain certain guaranteed minimum interest rates, principally universal life, fixed indexed annuities, and the fixed return portion of variable annuities.

For certain products, we guarantee interest rates to our policyholders and primarily invest in fixed rate securities to fund those guaranteed rates. Interest rate spread management could impact the Company most significantly in its universal life policies, since guaranteed interest rates, in some cases, are near or approaching our current reinvestment rate on our related fixed income securities. However, universal life account values represent less than 20% of our total policy liabilities, accruals and deposit funds. The current book yield of the investment portfolio backing our universal life policies was approximately 4.6% as of June 30, 2015 while the guaranteed minimum policyholder crediting rate for these policies was primarily at 4.0%.

While fixed indexed annuities comprise a larger balance of policies with guaranteed minimum interest rates to protect the initial investment, the crediting/guarantee rates on these products adjust more consistently with interest rates so there is a less significant impact to our results of operations.

The Company estimates that the annualized net investment income yield on its fixed income securities was approximately 4.5% as of June 30, 2015. The average investment rate on fixed income securities purchases as of June 30, 2015 was approximately 4.3% on total purchases of approximately $700 million. Management estimates that proceeds from maturities, calls and prepayments of approximately $190 million is expected to be available for reinvestment over the next 12 months, before considering new deposits and premiums and other cash flow uses. Assuming such amounts are reinvested at new money interest rates prevailing at June 30, 2015, we estimate that would reduce net investment income by less than $3 million during the next 12 months. The estimated impact is subject to change as the composition of the portfolio changes through normal portfolio management and other factors.

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

Capital Management

During the second quarter of 2015, the Company executed an intercompany reinsurance treaty with Phoenix Life. As a result of discussions with its regulators related to the treaty, Phoenix completed a de-stacking of its insurance company subsidiaries through an extraordinary dividend from Phoenix Life to Phoenix, effective July 1, 2015. Further, Phoenix agreed it will not use any future dividends paid by Phoenix Life to meet the operating needs of the Company. Phoenix believes it has adequate capital resources to meet the Company’s currently anticipated capital needs. See Note 15 to our interim unaudited financial statements in this Form 10-Q for additional information.

Ratings

Rating agencies assign financial strength ratings to Phoenix Life and its subsidiaries based on their opinions of the Companies’ ability to meet their respective financial obligations. A downgrade or withdrawal of any of our credit ratings could negatively impact our liquidity.

The financial strength ratings as of August 7, 2015 were as follows:

Rating Agency [1]	Financial Strength Ratings of Phoenix Life and PHL Variable	Outlook

A.M. Best Company, Inc.	B	Stable
Standard & Poor’s	B+	CreditWatch
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

Contractual Obligations and Commercial Commitments

As of June 30, 2015, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in the 2014 Form 10-K.

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

Employee benefit expense allocated to us for these benefits totaled $0.9 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Employee benefit expense allocated to us for these benefits totaled $1.7 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted into law, effective immediately. The law extends certain pension funding provisions originally included in the Moving Ahead for Progress in the 21st Century Act (MAP-21). Phoenix Life took advantage of this in the first and second quarters of 2015 and does not expect to make any contributions for the remainder of the year.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any significant off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of SEC Regulation S-K.

Statutory Capital and Surplus

Our statutory basis capital and surplus (including asset valuation reserve (“AVR”)) decreased from $213.7 million at December 31, 2014 to $206.4 million at June 30, 2015. The principal factors resulting in this decrease were $16.0 million of unrealized losses and $8.3 million of lower admitted deferred tax assets, offset by $15.7 million of net income.

Enterprise Risk Management

See the “Enterprise Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for supplemental information to that included within that section in Part II, Item 7 of the 2014 Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2014 Form 10-K. There were no material changes in our market risk exposure at June 30, 2015 compared with December 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the President and Chief Financial Officer, as of June 30, 2015, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of the 2014 Form 10-K. Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at June 30, 2015. These material weaknesses included deficiencies in the period-end financial reporting process which includes the timely preparation and filing of the Company’s interim unaudited financial statements.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2014 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there were no material changes as of June 30, 2015 to the discussion of legal proceedings under the heading “Legal Proceedings” in Part I, Item 3 of the 2014 Form 10-K which was filed on April 9, 2015.

Cost of Insurance Cases

The Phoenix Life Companies reached a definitive agreement as of April 30, 2015, memorialized in a formal settlement agreement executed on May 29, 2015, with SPRR, LLC, Martin Fleisher, as trustee of the Michael Moss Irrevocable Life Insurance Trust II, and Jonathan Berck, as trustee of the John L. Loeb, Jr. Insurance Trust (collectively, the SPRR Litigation and the Fleisher Litigation plaintiffs referred to as the “Plaintiffs”), to resolve the Fleisher Litigation and SPRR Litigation (the “Settlement”). A motion for preliminary approval of the Settlement was filed with the United States District Court for the Southern District of New York on May 29, 2015. On June 3, 2015, the court granted preliminary approval of the Settlement, ordered notice be given to class members, and set a hearing on September 9, 2015 to address, among other things, final approval of the Settlement. The proposed Settlement class consists of all policyholders that were subject to the 2010 or 2011 COI rate adjustments (collectively, the “Settlement Class”), including the policies within the above-named COI cases, and will be structured to allow members of the Settlement Class to opt out of the Settlement. The Phoenix Life Companies will establish a Settlement fund, which may be reduced proportionally for any opt-outs, and will pay a class counsel fee if the Settlement is approved. The Phoenix Life Companies will be released by all participating members of the Settlement Class, and the COI rate adjustment for policies participating in the Settlement Class will remain in effect. The Phoenix Life Companies agreed to pay a total of $48.5 million, as reduced for any opt-outs, in connection with the Settlement. The Phoenix Life Companies agreed not to impose additional increases to COI rates on policies participating in the Settlement Class through the end of 2020, and not to challenge the validity of policies participating in the Settlement Class for lack of insurable interest or misrepresentations in the policy applications. The Settlement is subject to certain conditions and final court approval is intended to resolve all pending COI cases, other than for policyholders who opt-out of the Settlement. Under the Settlement, policyholders who are members of the Settlement Class, including those which have filed individual actions relating to COI rate adjustments, may opt out of the Settlement and separately litigate their claims. The opt-out period expired on July 17, 2015. Opt-out notices have been received by the Phoenix Life Companies, including from U.S. Bank, a party to 4 COI cases. The Phoenix Life Companies are currently unable to estimate the damages that policyholders who opt out of the Settlement may or may not collect in litigation against the Phoenix Life Companies. There can be no assurance that the ultimate cost to the Company will not be higher or lower than $36.4 million.

See “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K and Note 13 to our interim unaudited financial statements in this Form 10-Q for additional information.

Item 1A.    RISK FACTORS

The Company is subject to risks and uncertainties, any of which could have a significant or material adverse effect on our business, financial condition, liquidity or financial statements. As of June 30, 2015, there were no material changes to the Company’s risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K. You should carefully consider the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K. The risks described herein and therein are not the only ones we face. This information should be considered carefully together with the other information contained in this report and the other reports and materials the Company files with the SEC.

Except as set forth below, there were no material changes to the Company’s risk factors disclosed in Part I, Item 1A of our 2014 Form 10-K:

The Company may not have sufficient capital resources available to fund its operations and capital needs.

As a holding company with no business operations independent of the business conducted through its operating subsidiaries, Phoenix primarily relies on dividends from its subsidiaries to provide capital to the Company as and when needed for its capital requirements and business operations, which include maintenance of its regulatory capital ratios, the writing of new life insurance and annuity products, cash flow needs, and the satisfaction of its obligations for payment of interest and principal on outstanding debt and other expenses.

As a result of discussions with its regulators related to an intercompany reinsurance treaty between Phoenix Life and the Company, effective June 30, 2015, Phoenix completed a de-stacking of its insurance company subsidiaries, including the Company, effective July 1, 2015. Further, Phoenix agreed with its New York regulator that it would not use any future dividends paid by Phoenix Life to meet the Company’s capital needs. Upon the effectiveness of the de-stacking, the Company, which had been an indirect subsidiary of both Phoenix and Phoenix Life, became a direct subsidiary of Phoenix. As a result of the de-stacking, an existing commitment by Phoenix Life to maintain the risk-based capital of the Company at 125% Company Action Level was extinguished.

Phoenix’s holding company cash and non-affiliated securities at June 30, 2015 and other capital sources, such as dividends from operating subsidiaries other than Phoenix Life and external financing, are available to assist the Company, if necessary, and together with the Company’s own capital, are believed to be sufficient to meet the Company’s anticipated operating and capital needs. However there can be no assurance that the combination of Phoenix’s assistance and the Company’s own resources will be adequate to meet the Company’s future operating and capital needs or to grow its business. The restriction on the use of Phoenix Life dividends and the extinguishment of Phoenix Life’s commitment to maintain the risk-based capital of the Company may adversely affect the Company’s ability to meet its cash and debt obligations, which may slow or cease its ability to write new life insurance and annuity business. If the Company is unable to meet its capital needs either by itself or with assistance from Phoenix, the Company could become subject to increased regulatory oversight by its domestic insurance regulator or to other regulatory actions including rehabilitation, any of which may materially adversely affect our business, financial conditions or results of operation.

Item 6.    EXHIBITS

Exhibit

10	Settlement Agreement dated May 29, 2015 (incorporated by reference to Exhibit 10.1 to The Phoenix Companies, Inc. Current Report on Form 8-K filed June 3, 2015

31.1	Certification of James D. Wehr, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bonnie J. Malley, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by James D. Wehr, President and Bonnie J. Malley, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

PHL VARIABLE INSURANCE COMPANY
(Registrant)

Date: August 10, 2015	By:	/s/ Bonnie J. Malley
Bonnie J. Malley
Executive Vice President and Chief Financial Officer (Principal Financial Officer)